Form 10-Q
period 1997-06-30
ORBIT FR INC
filed 1997-08-14
CIK 1037115

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-22583

                            ------------------------

                                 ORBIT/FR, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     23-2874370
         (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

       506 PRUDENTIAL ROAD, HORSHAM, PA                           19044
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (215) 674-5100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]     No [ ]

     There were 6,000,000 shares of Common Stock $.01 par value outstanding as of August 14, 1997.

================================================================================

                                 ORBIT/FR, INC.

                                     INDEX

                                                                                         PAGE NO.
                                                                                         --------
PART I.  FINANCIAL INFORMATION
           Item 1.    Consolidated Financial Statements
                      Consolidated Balance Sheets -- June 30, 1997 (Unaudited) and
                        December 31, 1996..............................................      3
                      Consolidated Statements of Operations -- Three months ended June
                        30, 1997 and 1996; Six months ended June 30, 1997 and 1996
                        (Unaudited)....................................................      4
                      Consolidated Statements of Cash Flows -- Six months ended June
                        30, 1997 and 1996 (Unaudited)..................................      5
                      Notes to Consolidated Financial Statements (Unaudited)...........      7
           Item 2.    Management's Discussion and Analysis of Financial Condition and
                        Results of Operation...........................................     11
PART II.  Other Information
           Item 1.    Legal Proceedings................................................     14
           Item 2.    Changes in Securities............................................     14
           Item 3.    Defaults upon Senior Securities..................................     14
           Item 4.    Submission of Matters to a Vote of Security Holders..............     14
           Item 5.    Other Information................................................     14
           Item 6.    Exhibits and Reports on Form 8-K.................................     14
Signatures.............................................................................     15
Exhibit Index..........................................................................     16

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                 ORBIT/FR, INC.

                          CONSOLIDATED BALANCE SHEETS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       JUNE 30,       DECEMBER 31,
                                                                         1997             1996
                                                                      -----------     ------------
                                                                      (UNAUDITED)
                                              ASSETS
Current assets:
  Cash..............................................................    $15,459          $  325
  Accounts receivable...............................................      5,309           4,865
  Inventory.........................................................      2,545           2,241
  Costs and estimated earnings in excess of billings on uncompleted
     contracts......................................................      1,136             573
  Deferred income taxes.............................................        381             382
  Other.............................................................        214             206
                                                                        -------         -------
          Total current assets......................................     25,044           8,592
Property and equipment, net.........................................      1,298             994
Excess of cost over net assets acquired, net........................        887              --
Purchased software, less accumulated amortization of $70 at June 30,
  1997 and $35 at December 31, 1996.................................        282             317
                                                                        -------         -------
          Total assets..............................................    $27,511          $9,903
                                                                        =======         =======
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..................................................    $ 1,015          $  671
  Accounts payable -- Parent........................................        310           1,052
  Accrued expenses..................................................      3,456           1,552
  Income taxes payable..............................................        681              73
  Customer advances.................................................        552             359
  Billings in excess of costs and estimated earnings on uncompleted
     contracts......................................................        207             932
  Deferred income taxes.............................................        784             683
                                                                        -------         -------
          Total current liabilities.................................      7,005           5,322
Note payable to Parent..............................................      2,722           2,722
Other liabilities...................................................        284               -
                                                                        -------         -------
Total liabilities...................................................     10,011           8,044
Stockholders' equity:
  Preferred stock: $.01 par value:
     Authorized shares -- 2,000,000
     Issued and outstanding shares -- none..........................         --              --
  Common stock: $.01 par value:
     Authorized shares -- 10,000,000
     Issued and outstanding shares -- 6,000,000 at June 30, 1997 and
     4,000,000 at December 31, 1996.................................         60              40
  Additional paid-in capital........................................     14,620             450
  Retained earnings.................................................      2,820           1,369
                                                                        -------         -------
          Total stockholders' equity................................     17,500           1,859
                                                                        -------         -------
          Total liabilities and stockholders' equity................    $27,511          $9,903
                                                                        =======         =======

                            See accompanying notes.

                                 ORBIT/FR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    JUNE 30,                      JUNE 30,
                                            -------------------------     -------------------------
                                               1997           1996           1997           1996
                                            ----------     ----------     ----------     ----------
                                                   (UNAUDITED)                   (UNAUDITED)
Revenues..................................  $    5,314     $    1,803     $   10,220     $    3,336
  Cost of revenues........................       3,140          1,131          6,281          2,219
                                             ---------      ---------      ---------      ---------
Gross profit..............................       2,174            672          3,939          1,117
Operating expenses:
  General and administrative..............         364            256            683            451
  Sales and marketing.....................         273            188            546            300
  Research and development................         246            149            466            246
                                             ---------      ---------      ---------      ---------
Total operating expenses..................         883            593          1,695            997
Operating income..........................       1,291             79          2,244            120
Other income (expense)....................          40             (3)            17              3
                                             ---------      ---------      ---------      ---------
Income before income taxes................       1,331             76          2,261            123
Income tax expense........................         466             26            810             46
                                             ---------      ---------      ---------      ---------
Net income................................  $      865     $       50     $    1,451     $       77
                                             =========      =========      =========      =========
Net income per common share...............  $     0.20     $     0.01     $     0.35     $     0.02
                                             =========      =========      =========      =========
Weighted average number of common
  shares..................................   4,271,685      4,000,000      4,137,071      4,000,000
                                             =========      =========      =========      =========

                            See accompanying notes.

                                 ORBIT/FR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        SIX MONTHS ENDED JUNE
                                                                                 30,
                                                                       -----------------------
                                                                        1997            1996
                                                                       -------         -------
                                                                             (UNAUDITED)
Cash flows from operating activities:
Net income...........................................................  $ 1,451         $    77
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation....................................................      158              83
     Amortization....................................................       35              --
     Deferred income tax provision...................................       --              22
     Changes in operating assets and liabilities (net of effects of acquisitions):
       Accounts receivable...........................................      (69)            189
       Inventory.....................................................       29             169
       Costs and estimated earnings in excess of billings on
        uncompleted contracts........................................     (563)            591
       Other assets..................................................       28            (292)
       Accounts payable and accrued expenses.........................      664            (460)
       Accounts payable--Parent......................................     (742)            348
       Income taxes payable..........................................      575            (107)
       Customer advances.............................................      193              31
       Billings in excess of costs and estimated earnings on
        uncompleted contracts........................................     (725)           (245)
                                                                       -------         -------
Net cash provided by operating activities............................    1,034             406

Cash flows from investing activities:
Purchase of property and equipment...................................      (51)            (59)
Cash held in escrow..................................................       --            (500)
Purchase of net assets through businesses acquired, net of cash
  acquired...........................................................   (1,227)           (573)
                                                                       -------         -------
Net cash used in investing activities................................   (1,278)         (1,132)

(continued)

                                 ORBIT/FR, INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        SIX MONTHS ENDED JUNE
                                                                                 30,
                                                                       -----------------------
                                                                        1997            1996
                                                                       -------         -------
                                                                             (UNAUDITED)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering expenses
  paid................................................................ $14,784         $    --
Accrued offering costs................................................     594              --
Borrowings on line of credit..........................................      --           1,150
Net repayments from note payable -- Parent............................      --            (368)
                                                                       -------          ------
Net cash provided by financing activities.............................  15,378             782
                                                                       -------          ------
Net increase in cash..................................................  15,134              56
Cash at beginning of period...........................................     325             776
                                                                       -------          ------
Cash at end of period................................................. $15,459         $   832
                                                                       =======          ======
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes.......................... $    68         $    62
                                                                       =======          ======

                            See accompanying notes.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1997
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. OWNERSHIP AND BASIS OF PRESENTATION

     ORBIT/FR, Inc. (the "Company"), incorporated in Delaware on December 9, 1996, is a wholly-owned subsidiary of Orbit Alchut Technologies, Ltd., an Israeli publicly traded corporation (hereinafter referred to as the "Parent"). The Company develops, markets, and supports sophisticated automated microwave test and measurement systems for wireless communications, satellite, automotive, and aerospace/defense industries. The Company sells its products to customers throughout Asia, Europe, Israel, and North and South America.

     On December 31, 1996, as part of a corporate restructuring and in exchange for 4,000,000 shares of the Company, the Parent transferred or caused to be transferred to the Company, all of its issued and outstanding shares of two of its subsidiaries, Orbit Advanced Technologies, Inc. ("Technologies"), a Delaware corporation established in 1985, and Orbit F.R. Engineering, Ltd. ("Engineering"), an Israeli company incorporated on December 29, 1996. Both of these subsidiaries are responsible for the microwave test and measurement business. Prior to its incorporation on December 29, 1996, Engineering operated as a separate division of the Parent. Effective January 1, 1997, the personnel formerly employed in the microwave test and measurement division of the Parent are employed by Engineering.

     The consolidated results of the Company reflect Technologies and Engineering on an as-if pooled basis for businesses under common control for all periods presented in 1996. Further, the recapitalization of these businesses on December 31, 1996 has retroactively been restated for common stock for all 1996 periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Interim Financial Information

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Form S-1 Registration Statement, filed on June 17, 1997 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 1996.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                 ORBIT/FR, INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  Net Income Per Share

     Net income per share is computed using the weighted average number of common shares and common share equivalents (stock options) outstanding during the period. The common shares outstanding for all 1996 periods have been restated to reflect the corporate restructuring described in Note 1.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of the Company's primary and fully diluted earnings per share is not expected to be material.

3. INVENTORY

     Inventory consisted of the following:

                                                              JUNE 30,       DECEMBER 31,
                                                                1997             1996
                                                             -----------     -------------
                                                             (UNAUDITED)
        Work-in-process....................................    $ 1,164          $ 1,211
        Parts and components...............................      1,381            1,030
                                                                ------           ------
                                                               $ 2,545          $ 2,241
                                                                ======           ======

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                              JUNE 30,       DECEMBER 31,
                                                                1997             1996
                                                             -----------     -------------
                                                             (UNAUDITED)
        Lab and computer equipment.........................    $ 1,445          $   667
        Office equipment...................................        743              657
        Transportation equipment...........................        157              163
        Furniture and fixtures.............................         76               44
        Leasehold improvements.............................        112                4
                                                                ------           ------
                                                                 2,533            1,535
        Less accumulated depreciation......................      1,235              541
                                                                ------           ------
        Property and equipment, net........................    $ 1,298          $   994
                                                                ======           ======

                                 ORBIT/FR, INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5.  ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                                              DECEMBER 31,
                                                                                  1996
                                                               JUNE 30,       ------------
                                                                 1997
                                                              -----------
                                                              (UNAUDITED)
        Purchase price payable relating to AEMI.............    $   927          $    -
        Accrued contract costs..............................        873             414
        Accrued offering costs..............................        594               -
        Accrued compensation................................        586             436
        Accrued commissions.................................        216              92
        Accrued royalties...................................        119              87
        Accrued warranty....................................        106              81
        Other...............................................         35             167
        Purchase price payable relating to Flam & Russell,
          Inc...............................................         --             275
                                                                 ------          ------
                                                                $ 3,456          $1,552
                                                                 ======          ======

6.  LINE OF CREDIT AGREEMENTS

     During June 1997, the Company entered into two new working capital line of credit agreements which increased its available funds from $1,150 to $2,150. At June 30, 1997, no amounts under these lines were outstanding. These lines are renewable annually in April, bear interest at rates ranging from 0.5% to 1.5% over the bank's prime rate, and are secured by accounts receivable. The line of credit agreements require the Company to comply with certain financial performance covenants of which the Company was in compliance at June 30, 1997.

7.  LONG-TERM CONTRACTS

     Long-term contracts in process accounted for using the percentage of completion method are as follows:

                                                                              DECEMBER 31,
                                                                                  1996
                                                               JUNE 30,       ------------
                                                                 1997
                                                              -----------
                                                              (UNAUDITED)
        Accumulated expenditures on uncompleted contracts...    $ 8,183         $  8,914
        Estimated earnings thereon..........................      2,480            1,031
                                                                -------          -------
                                                                 10,663            9,945
        Less: applicable progress billings..................      9,734           10,304
                                                                -------          -------
                  Total.....................................    $   929         $   (359)
                                                                =======          =======

     The long-term contracts are shown in the accompanying balance sheets as follows:

                                                                              DECEMBER 31,
                                                                                  1996
                                                               JUNE 30,       ------------
                                                                 1997
                                                              -----------
                                                              (UNAUDITED)
        Costs and estimated earnings on uncompleted
          contracts in excess of billings...................    $ 1,136          $  573
        Billings on uncompleted contracts in excess of costs
          and estimated earnings............................       (207)           (932)
                                                                 ------          ------
                                                                $   929          $ (359)
                                                                 ======          ======

                                 ORBIT/FR, INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.  INITIAL PUBLIC OFFERING

     On June 17, 1997, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission whereby 2,000,000 shares of its common stock were offered and sold at $8.25 per share (less underwriting discounts and commissions). The Company generated net proceeds of $14,190 in connection with this offering.

9.  ACQUISITION OF ADVANCED ELECTROMAGNETICS, INC.

     On June 17, 1997, contemporaneously with the completion of the Company's public offering of its common stock, the Company acquired all of the issued and outstanding shares of Advanced Electromagnetics, Inc. (AEMI) (a manufacturer of anechoic foam) for a maximum purchase price of $1,600, subject to adjustment on AEMI's financial performance for the three years ended March 31, 1997. One-half of the final purchase price will be paid in cash and the other half will be paid by the issuance of shares of the Company's common stock valued at the initial offering price of $8.25. The acquisition was accounted for as a purchase, and accordingly, the results of operations from June 17, 1997 through June 30, 1997 are included in the Company's results of operations. The purchase price has been preliminarily determined to be $1,377 at June 30, 1997 and has been allocated to the net assets acquired based on their estimated fair market values ($450 of the purchase price was paid in cash on June 20, 1997). The excess of the purchase price over the fair value of net assets acquired of $887 is being amortized on a straight-line basis over twenty years.

     The following unaudited proforma information represents a summary of consolidated results of operations of the Company and AEMI for the six months ended June 30, 1997 and June 30, 1996, as if the acquisition had occurred at the beginning of 1996:

                                                               SIX MONTHS ENDED JUNE
                                                                        30,
                                                              ------------------------
                                                               1997              1996
                                                              -------           ------
                                                                    (UNAUDITED)
        Revenues............................................  $11,672           $4,800
        Net income..........................................    1,361              327
        Net income per common share.........................      .33              .08

10.  RELATED PARTY TRANSACTIONS

     The financial results of Engineering in the 1996 periods include all contract revenue of the microwave test and measurement business unit of the Parent, direct contract costs, direct personnel costs, electrical and mechanical production services in an amount equal to the Parent's cost of providing such services plus 5% and pro rata allocations of administrative expenses from the Parent to Engineering. Such allocations of administrative expenses are based on management's estimate of the level of these expenses required to support Engineering, relative to the reasonable allocation of such costs. Interest expense on intercompany debt has not been provided.

     Note payable -- Parent reflects the amount due to the Parent for the net working capital required by Engineering. At December 31, 1996, the balance of $2,722 was converted into a three year, non-interest bearing promissory note payable due in 1999.

     Effective January 1, 1997, Engineering and the Parent entered into an agreement, whereby Engineering will purchase from the Parent electrical and mechanical production services. Engineering will pay the Parent the cost of providing such services plus 5%. The Parent will provide other administrative services, including but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support for a fixed amount of $360 during 1997. This amount will be evaluated and determined on an annual basis. Engineering is leasing office space from the Parent on an annual basis, for a rental of $51 per year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Certain information contained in this Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission including its most recent Registration Statement on Form S-1, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

                                                  THREE-MONTH PERIOD ENDED         SIX-MONTH PERIOD ENDED
                                                -----------------------------   -----------------------------
                                                JUNE 30, 1997   JUNE 30, 1996   JUNE 30, 1997   JUNE 30, 1996
                                                -------------   -------------   -------------   -------------
Net revenues..................................      100.0%          100.0%          100.0%          100.0%
Gross profit..................................       40.9            37.3            38.5            33.5
General and administration....................        6.9            14.2             6.7            13.5
Sales and marketing...........................        5.1            10.4             5.3             9.0
Research and development......................        4.6             8.3             4.6             7.4
Operating income..............................       24.3             4.4            21.9             3.6
Income before income taxes....................       25.0             4.2            22.1             3.7
Net income....................................       16.3             2.8            14.2             2.3

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

     Revenues. Revenues for the six months ended June 30, 1997 were $10.2 million compared to $3.3 million for the six months ended June 30, 1996, an increase of approximately $6.9 million or 206%. Revenues from microwave test and measurement accounted for all but $200,000 of this increase. Approximately $3.2 million of the increase was attributable to the aerospace/defense industry which resulted from an improvement in the Company's ability to capture opportunities within that industry following the acquisition of Flam & Russell with some growth in the industry's domestic commercial sector. Approximately $1.7 million of the increase was attributable to the wireless communications industry, $1.1 million of the increase was attributable to the satellite industry, $400,000 of the increase was attributable to the automotive industry and $300,000 from the operations of Advanced Electromagnetics, Inc., ("AEMI") accounted from the date of acquisition.

     Cost of revenues. Cost of revenues for the six months ended June 30, 1997 were $6.3 million compared to $2.2 million for the six months ended June 30, 1996, an increase of approximately $4.1 million or 183%. Gross margins rose from 33.5% for the six months ended June 30, 1996 to 38.5% for the six months ended June 30, 1997, as a result of increased efficiencies in the Company's solution, design, production and installation stages, as well as an increasing use of the Company's standard off-the-shelf components in its turnkey systems. Cost of revenues and gross margin for the six months ended June 30, 1997 were negatively impacted by the completion of a $540,000 revenue contract with a relatively low gross margin which the Company assumed when it acquired Flam & Russell.

     General and administrative expenses. General and administrative expenses for the six months ended June 30, 1997 were $683,000 compared to a $451,000 for the six months ended June 30, 1996, an increase of approximately $232,000 or 51.4%. As a percentage of revenues, general and administrative expenses decreased from 13.5% for the six months ended June 30, 1996 to 6.7% for the six months ended June 30, 1997 due to an increase in revenues without a corresponding increase in general and administrative expenses.

     Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 1997 were $546,000 compared to $300,000 for the six months ended June 30, 1996, an increase of approximately $246,000 or 82.0%. As a percentage of revenues, sales and marketing expenses were 5.3% for the six months ended June 30, 1997, a decrease from 9.0% for the six months ended June 30, 1996. Approximately $112,000 of this increase represented higher commissions due to increased sales, while approximately $99,000 reflected the addition of the Flam & Russell sales force and approximately $35,000 was attributable to increased market research and recruiting efforts.

     Research and development expenses. Research and development expenses for the six months ended June 30, 1997 were $466,000 compared to $246,000 for the six months ending June 30, 1996, an increase of $220,000 or 89.0%. This increase reflected the additional development relating to the modification of the Flam & Russell software to support the Company's software and hardware products for the Company's solution for the wireless and automotive markets.

     Income taxes. Income tax expense for the six months ended June 30, 1997 was $810,000 compared to $46,000 for the six months June 30, 1996, an increase of $764,000. The Company's effective tax rate decreased from 37.4% for the six months ended June 30, 1996 to 35.8% for the six months ended June 30, 1997 as a result of the implementation of new domestic and international tax strategies designed to reduce its effective tax rate.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1996

     Revenues. Revenues for the three months ended June 30, 1997 were $5.3 million compared to $1.8 million for the three months ended June 30, 1996, an increase of approximately $3.5 million or 194.7%. Revenues from microwave test and measurement accounted for all but $200,000 of the increase. Approximately $1.2 million of the increase was attributable to the aerospace/defense industry which resulted from an improvement in the Company's ability to capture opportunities in this industry following the acquisition of Flam & Russell, along with some moderate growth in that industry. Approximately $800,000 of the increase was attributable to the fast growing wireless communications industry, $600,000 of the increase was attributable to the satellite industry, $400,000 of the increase was attributable to the automotive industry, and $300,000 of the increase was attributable to the AEMI operations.

     Cost of revenues. Cost of revenues for the three months ended June 30, 1997 was $3.1 million compared to $1.1 million for the three months ended June 30, 1996, an increase of approximately $2.0 million or 177.6%. Gross margin rose from 37.3% for the three months ended June 30, 1996 to 40.9% for the three months ended June 30,1997, as a result of increased efficiencies in the Company's solution, design, production and installation stages, as well as an increasing use of the Company's standard off-the-shelf components in its turnkey systems.

     General and administrative expenses. General and administrative expenses for the three months ended June 30, 1997 were $364,000 compared to a $256,000 for the three months ended June 30, 1996, an increase of approximately $108,000 or 42.2%. As a percentage of revenues, general and administrative expenses decreased from 14.2% for the three months ended June 30, 1996 to 6.9% for the three months ended June 30, 1997 due to an increase in revenues without a corresponding increase in general and administrative expenses.

     Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 1997 were $273,000 compared to $188,000 for the three months ended June 30, 1996, an increase of approximately $85,000 or 45.2%. As a percentage of revenues, sales and marketing expenses were 5.1% for the three months ended June 30, 1997, a decrease from 10.4% for the three months ended June 30, 1996. Approximately $47,000 of this increase represented higher commissions due to increased sales, while the remainder reflected the addition of the Flam & Russell sales force.

     Research and development expenses. Research and development expenses for the three months ended June 30, 1997 were $246,000 compared to $149,000 for the three months ended June 30, 1996, an increase of

$97,000 or 65.1%. This increase reflects the additional development and improvement of the software and hardware components for the Company's solution for the wireless and automotive markets.

     Income taxes. Income tax expense for the three months ended June 30, 1997 was 466,000 compared to 26,000 for the three months June 30, 1996, an increase of $440,000. The Company's effective tax rate went from 34.2% for the three months ended June 30, 1996 to 35.0% for the three months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has satisfied its working capital requirements through cash flows from its operations. The Company has two working capital bank lines of credit aggregating $2,150,000, increased in June 1997 from $1,150,000. At June 30, 1997, no amounts under these lines were outstanding. These lines of credit are renewable annually in April, bear interest at rates ranging from 0.5% to 1.5% over the bank's prime rate and are secured by accounts receivable. The line of credit agreements require the Company to comply with certain financial performance covenants of which the Company was in compliance at June 30, 1997. At June 30, 1997, the Note Payable to Parent of $2,722,000 represented a three year, non-interest bearing note owed by ORBIT/FR Engineering, Ltd., the Company's Israeli subsidiary to Orbit-Alchut Technologies, Ltd., the majority shareholder of the Company for the transfer by Alchut of working capital at the end of 1996.

     Net cash provided by operating activities for the first six months amounted to $1,034,000 in 1997 versus $406,000 in 1996. The increase in cash provided by operating activities in 1997 compared to 1996 was principally due to the increase in net income to $1,451,000 in 1997 from $77,000 in 1996.

     Net cash used in investing activities increased to $1,278,000 in 1997 from $1,132,000 in 1996. This increase was principally due to the net assets acquired from AEMI.

     Net cash provided by in financing activities in 1997 amounted to $15,378,000 versus $782,000 in 1996. These changes were principally due to the proceeds raised in connection with the Company's initial public offering of $14,784,000, net of offering expenses paid.

     During the quarter ended June 30, 1997, the Company incurred an obligation for approximately $1,377,000 for the AEMI acquisition of which $450,000 was paid on June 20, 1997. Upon finalization of the AEMI purchase price, the total obligation will be paid one half in cash and one half in common shares at the initial public offering price of $8.25 per share.

     During 1997, the Company also plans to incur capital expenditures of approximately $400,000, a portion of which will be used to establish the Company's European office, along with improving the Company's hardware and software tools, and by investing in information systems for the Company and its subsidiaries.

     The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the six months ended June 30, 1997, approximately 5% of the Company's revenues was billed in currencies other than U.S. dollars. Substantially all of the costs of the company's contracts, including costs subcontracted to Alchut, have been, and will continue to be, U.S. dollar-denominated except for wages for Engineering employees which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

     The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -- NOT APPLICABLE.

ITEM 2.  CHANGES IN SECURITIES -- NOT APPLICABLE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -- NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NOT APPLICABLE.

ITEM 5.  OTHER INFORMATION -- NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. EXHIBITS

          11 Statement Re: Computation of Earnings per Share

          27 Financial Data Schedule

     b. There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                 ORBIT/FR, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      ORBIT/FR, INC.
                                          --------------------------------------
                                                        Registrant

Date: August 14, 1997                            By: /s/  ARYEH TRABELSI

                                          --------------------------------------
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)

Date: August 14, 1997                            By: /s/  JOSEPH SULLIVAN

                                          --------------------------------------
                                            Director of Finance and Treasurer
                                              (Principal Financial Officer)

                                 ORBIT/FR, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                                                                      PAGE
-------                                                                                    ----
   11       Statement Re: Computation of Earnings per Share..............................   17
   27       Financial Data Schedule......................................................   18