Form 10-Q
period 1997-09-30
ORBIT FR INC
filed 1997-11-14
CIK 1037115

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.              Yes   X      No

         There were 6,000,000 shares of Common Stock $.01 par value outstanding as of November 14, 1997.

                                 ORBIT/FR, INC.

                                     INDEX

                                                                                             PAGE NO.
                                                                                             --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Consolidated Financial Statements

                   Consolidated Balance Sheets--September 30, 1997
                     (Unaudited) and December 31, 1996                                              3

                   Consolidated Statements of Operations--
                     Three months ended September 30, 1997 and 1996;
                     Nine months ended September 30, 1997
                     and 1996 (Unaudited)                                                           4

                   Consolidated Statements of Cash Flows--
                     Nine months ended September 30, 1997 and 1996
                     (Unaudited)                                                                    5

                   Notes to Consolidated Financial Statements
                     (Unaudited)                                                                    6

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                           10

PART II.   Other Information

          Item 1.  Legal Proceedings                                                               14

          Item 2.  Changes in Securities                                                           14

          Item 3.  Defaults upon Senior Securities                                                 14

          Item 4.  Submission of Matters to a Vote of Security Holders                             14

          Item 5.  Other Information                                                               14

          Item 6.  Exhibits and Reports on Form 8-K                                                14

Signatures                                                                                         15

Exhibit Index                                                                                      16

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                 ORBIT/FR, INC.

                          CONSOLIDATED BALANCE SHEETS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                                         1997                1996
                                                                                         ----                ----
                                                                                      (UNAUDITED)
                                                                ASSETS

Current assets:
   Cash and cash equivalents                                                             $15,241              $  325
   Accounts receivable                                                                     5,256               4,865
   Inventory                                                                               2,887               2,241
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                              2,055                 573
   Deferred income taxes                                                                     394                 382
   Other                                                                                     247                 206
                                                                                         -------              ------
             Total current assets                                                         26,080               8,592
Property and equipment, net                                                                1,287                 994
Excess of cost over net assets acquired, net                                                 876                  --
Purchased software, less accumulated amortization
  of $88 at September 30, 1997 and $35 at December 31, 1996                                  264                 317
                                                                                         -------              ------
             Total assets                                                                $28,507              $9,903
                                                                                         =======              ======

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                        $ 824              $  671
   Accounts payable--Parent                                                                  813               1,052
   Accrued expenses                                                                        2,674               1,552
   Income taxes payable                                                                      844                  73
   Customer advances                                                                         831                 359
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                                177                 932
   Deferred income taxes                                                                     784                 683
                                                                                          ------              ------
             Total current liabilities                                                     6,947               5,322
Note payable to Parent                                                                     2,722               2,722
Other liabilities                                                                            207                  --
                                                                                         -------             -------
             Total liabilities                                                             9,876               8,044
Stockholders' equity:
   Preferred stock: $.01 par value:
      Authorized shares--2,000,000
      Issued and outstanding shares--none                                                     --                  --
   Common stock: $.01 par value:
      Authorized shares--10,000,000
      Issued and outstanding shares--6,000,000 at
        September 30, 1997 and 4,000,000 at December 31, 1996                                 60                  40
   Additional paid-in capital                                                             14,558                 450
   Retained earnings                                                                       4,013               1,369
                                                                                         -------              ------
             Total stockholders' equity                                                   18,631               1,859
                                                                                         -------              ------
             Total liabilities and stockholders' equity                                  $28,507              $9,903
                                                                                         =======              ======

                            See accompanying notes.

                                 ORBIT/FR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                          SEPTEMBER 30,                         SEPTEMBER 30,
                                                          -------------                         -------------
                                                       1997              1996               1997              1996
                                                       ----              ----               ----              ----
                                                            (UNAUDITED)                          (UNAUDITED)
Revenues                                             $6,298             $2,821           $16,518             $6,157
  Cost of revenues                                    3,437              1,697             9,719              3,916
                                                      -----              -----             -----              -----
Gross profit                                          2,861              1,124             6,799              2,241
Operating expenses:
   General and administrative                           435                412             1,118                863
   Sales and marketing                                  457                263             1,002                563
   Research and development                             315                155               781                401
                                                        ---                ---               ---                ---
Total operating expenses                              1,207                830             2,901              1,827
                                                      -----                ---             -----              -----
Operating income                                      1,654                294             3,898                414
Other income                                            184                ---               201                  3
                                                      -----                ---               ---                  -
Income before income taxes                            1,838                294             4,099                417
Income tax expense                                      645                101             1,455                147
                                                        ---                ---             -----                ---
Net income                                           $1,193               $193            $2,644               $270
                                                     ======               ====            ======               ====

Net income per common share                             $.19              $.05              $.54               $.07
                                                        ====              ====              ====               ====
Weighted average number
  of common shares                                6,364,330          4,000,000         4,877,547          4,000,000
                                                 ==========          =========        ==========         ==========

                            See accompanying notes.

                                 ORBIT/FR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                                 -------------
                                                                                              1997             1996
                                                                                              ----             ----
                                                                                                  (UNAUDITED)
Cash flows from operating activities:
Net income                                                                                  $ 2,644          $   270
Adjustments to reconcile net income to net cash provided
 by operating activities:
    Depreciation                                                                                280              131
    Amortization                                                                                 53               18
    Deferred income tax provision                                                               (13)              70
    Changes in operating assets and liabilities
        (net of effects of acquisitions):
         Accounts receivable                                                                    (16)            (619)
         Inventory                                                                             (313)             343
         Costs and estimated earnings in excess of billings on
           uncompleted contracts                                                             (1,482)             419
         Other assets                                                                            (5)             (88)
         Accounts payable and accrued expenses                                                  744              724
         Accounts payable--Parent                                                              (239)             598
         Income taxes payable                                                                   739              (96)
         Customer advances                                                                      472              148
         Billings in excess of costs and estimated earnings on
            uncompleted contracts                                                              (754)            (471)
         Other liabilities                                                                      (77)              --
                                                                                              -----            -----
Net cash provided by operating activities                                                     2,033            1,447

Cash flows from investing activities:
Purchase of property and equipment                                                             (162)            (101)
Purchase of net assets through businesses acquired,
  net of  cash acquired                                                                      (1,216)            (573)
                                                                                            -------            -----
Net cash used in investing activities                                                        (1,378)            (674)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of
  offering expenses paid                                                                     14,261               --
Borrowings on line of credit                                                                     --            1,150
Net repayments from note payable--Parent                                                         --             (729)
Repayments on line of credit                                                                     --           (1,300)
                                                                                             ------           -------
Net cash provided by (used in) financing activities                                          14,261             (879)
                                                                                             ------           -------
Net increase (decrease) in cash and cash equivalents                                         14,916             (106)
Cash and cash equivalents at beginning of period                                                325              776
                                                                                            -------          -------
Cash and cash equivalents at end of period                                                  $15,241          $   670
                                                                                            =======          =======

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes                                                  $ 453              $62
                                                                                              =====             ====


                            See accompanying notes.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.  OWNERSHIP AND BASIS OF PRESENTATION

         ORBIT/FR, Inc. (the "Company"), was incorporated in Delaware on December 9, 1996, as a wholly-owned subsidiary of Orbit Alchut Technologies, Ltd., an Israeli publicly traded corporation (hereinafter referred to as the "Parent"). The Company develops, markets, and supports sophisticated automated microwave test and measurement systems for wireless communications, satellite, automotive, and aerospace/defense industries. The Company sells its products to customers throughout Asia, Europe, Israel, and North and South America.

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

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Under the new guidance earnings per share for the quarter ended September 30, 1997 would have been $.20 per share.

3.INVENTORY

         Inventory consisted of the following:


                                                                                SEPTEMBER 30,           DECEMBER 31,
                                                                                     1997                   1996
                                                                                     ----                   ----
                                                                                  (UNAUDITED)
                Work-in-process                                                      $1,544                $1,211
                Parts and components                                                  1,343                 1,030
                                                                                      -----                ------
                                                                                     $2,887                $2,241
                                                                                     ======                ======

4.  PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:


                                                                               SEPTEMBER 30,           DECEMBER 31,
                                                                                    1997                   1996
                                                                                    ----                   ----
                                                                                 (UNAUDITED)
                Lab and computer equipment                                           $1,986                $  667
                Office equipment                                                        316                   657
                Transportation equipment                                                157                   163
                Furniture and fixtures                                                   77                    44
                Leasehold improvements                                                  115                     4
                                                                                     ------                ------
                                                                                      2,651                 1,535
                Less accumulated depreciation                                         1,364                   541
                                                                                     ------                ------
                Property and equipment, net                                          $1,287                $  994
                                                                                     ======                ======

5.  ACCRUED EXPENSES

         Accrued expenses consisted of the following:


                                                                               SEPTEMBER 30,           DECEMBER 31,
                                                                                    1997                   1996
                                                                                    ----                   ----
                                                                                 (UNAUDITED)
                Purchase price payable relating to AEMI                              $  927               $    --
                Accrued contract costs                                                  520                   414
                Accrued offering costs                                                  134                    --
                Accrued compensation                                                    490                   436
                Accrued commissions                                                      79                    92
                Accrued royalties                                                        86                    87
                Accrued warranty                                                         67                    81
                Other                                                                   371                   167
                Purchase price payable relating to
                  Flam & Russell, Inc.                                                   --                   275
                                                                                     ------                ------
                                                                                     $2,674                $1,552
                                                                                     ======                ======

6.  LINE OF CREDIT AGREEMENTS

         During June 1997, the Company entered into two new working capital line of credit agreements which increased its available funds from $1,150 to $2,150. At September 30, 1997, no amounts under these lines were outstanding. These lines are renewable annually in April, bear interest at rates ranging from 0.5% to 1.5% over the bank's prime rate, and are secured by accounts receivable. The line of credit agreements require the Company to comply with certain financial performance covenants of which the Company was in compliance at September 30, 1997.

7.  LONG-TERM CONTRACTS

         Long-term contracts in process accounted for using the percentage of completion method are as follows:


                                                                               SEPTEMBER 30,           DECEMBER 31,
                                                                                    1997                   1996
                                                                                    ----                   ----
                                                                                 (UNAUDITED)
Accumulated expenditures on uncompleted contracts                                    $6,512              $  8,914
Estimated earnings thereon                                                            2,596                 1,031
                                                                                     ------              --------
                                                                                      9,108                 9,945
Less: applicable progress billings                                                    7,230                10,304
                                                                                     ------              --------
                Total                                                                $1,878              $   (359)
                                                                                     ======              =========

         The long-term contracts are shown in the accompanying balance sheets as follows:


                                                                               SEPTEMBER 30,           DECEMBER 31,
                                                                                    1997                   1996
                                                                                    ----                   ----
                                                                                 (UNAUDITED)
Costs and estimated earnings on uncompleted
  contracts in excess of billings                                                    $2,055                $  573
Billings on uncompleted contracts in excess of
  costs and estimated earnings                                                         (177)                 (932)
                                                                                     ------                ------
                                                                                     $1,878                $ (359)
                                                                                     ======                ======

8.  INITIAL PUBLIC OFFERING

         On June 17, 1997, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission whereby 2,000,000 shares of its common stock were offered and sold at $8.25 per share (less underwriting discounts and commissions). The Company generated net proceeds of $14,127 in connection with this offering.

9.  ACQUISITION OF ADVANCED ELECTROMAGNETICS, INC.

         On June 17, 1997, contemporaneously with the completion of the Company's public offering of its common stock, the Company acquired all of the issued and outstanding shares of Advanced Electromagnetics, Inc. (AEMI) (a manufacturer of anechoic foam) for a maximum purchase price of $1,600,based on AEMI's financial performance for the three years ended March 31, 1997.
One-half of the final purchase price will be paid in cash and the other half will be paid by the issuance of shares of the Company's common stock valued at the initial offering price of $8.25. The acquisition was accounted for as a purchase, and accordingly, the results of operations from June 17, 1997 through September 30, 1997 are included in the Company's results of operations. The purchase price remains preliminarily determined to be $1,377 at September 30, 1997 and has been allocated to the net assets acquired based on their estimated fair market values ($450 of the purchase price was paid in cash on June 20, 1997). The excess of the purchase price over the fair value of net assets acquired of $887 is being amortized on a straight-line basis over twenty years.

         The following unaudited proforma information represents a summary of consolidated results of operations of the Company and AEMI for the nine months ended September 30, 1997 and 1996, as if the acquisition had occurred at the beginning of 1996:

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                    -------------
                                              1997                   1996
                                              ----                   ----
                                                      (UNAUDITED)
      Revenues                              $17,970                 $8,610
      Net income                              2,554                    608
      Net income per common share               .52                    .15

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

         Note payable--Parent reflects the amount due to the Parent for the net working capital required by Engineering. At December 31, 1996, the balance of $2,722 was converted into a three year, non-interest bearing promissory note payable due in 1999.

         Effective January 1, 1997, Engineering and the Parent entered into an agreement, whereby Engineering has purchased from the Parent electrical and mechanical production services. Engineering has paid the Parent the cost of providing such services plus 5%. The Parent is providing other administrative services, including but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support for a fixed amount of $360 during 1997. This amount will be evaluated and determined on an annual basis. Engineering is leasing office space from the Parent on an annual basis, for a rental of $51 per year.

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

RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:


                                   THREE-MONTH PERIOD ENDED                       NINE-MONTH PERIOD ENDED
                                   ------------------------                       -----------------------
                            SEPTEMBER 30,1997     SEPTEMBER 30,1996      SEPTEMBER 30,1997       SEPTEMBER 30,1996
                            -----------------     -----------------      -----------------       -----------------
Net revenues                     100.0%                  100.0%                 100.0%                 100.0%
Gross profit                      45.4                    39.8                   41.2                   36.4
General and
  administration                   6.9                    14.6                    6.8                   14.0
Sales and marketing                7.3                     9.3                    6.1                    9.1
Research and
  development                      5.0                     5.5                    4.7                    6.5
Operating income                  26.3                    10.4                   23.6                    6.7
Income before
  income taxes                    29.2                    10.4                   24.8                    6.8
Net income                        18.9                     6.8                   16.0                    4.4

NINE MONTHS ENDED SEPTEMBER 30,1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,1996

         Revenues. Revenues for the nine months ended September 30, 1997 were $16.5 million compared to $6.2 million for the nine months ended September 30, 1996, an increase of approximately $10.3 million or 168.3%. Revenues from microwave test and measurement accounted for all but $400,000 of this increase. Approximately $3.9 million of the increase was attributable to the aerospace/defense industry which resulted from an improvement in the Company's ability to capture opportunities within that industry following the acquisition of Flam & Russell with some growth in the industry's domestic commercial sector. Approximately $3.1 million of the increase was attributable to the wireless communications industry, $1.9 million of the increase was attributable to the satellite industry, $500,000 of the increase was attributable to the automotive industry and $500,000 of the increase was attributable to sales in the electromagnetic compatibility (EMC) market.

         Cost of revenues. Cost of revenues for the nine months ended September 30, 1997 were $9.7 million compared to $3.9 million for the nine months ended September 30, 1996, an increase of approximately $5.8 million or 148.2%. Gross margins rose from 36.4% for the nine months ended September 30, 1996 to 41.2% for the nine months ended September 30, 1997, as a result of increased efficiencies in the Company's solution, design, production and installation stages, as well as increasing use of the Company's standard off-the-shelf components in its turnkey systems, plus an increased role for higher margin software sales.

         General and administrative expenses. General and administrative expenses for the nine months ended September 30, 1997 were $1,118,000 compared to $863,000 for the nine months ended September 30, 1996, an increase of approximately $255,000 or 29.6%. As a percentage of revenues, general and administrative expenses decreased from 14.0% for the nine months ended September 30, 1996 to 6.8% for the nine months ended September 30, 1997 due to an increase in revenues without a corresponding increase in general and administrative expenses.

         Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 1997 were $1,002,000 compared to $563,000 for the nine months ended September 30, 1996, an increase of approximately $439,000 or 78.0%. As a percentage of revenues, sales and marketing expenses were 6.1% for the nine months ended September 30, 1997, a decrease from 9.1% for the nine months ended September 30, 1996. Approximately $183,000 of this increase represented higher commissions and salaries due to increased sales, while approximately $169,000 reflected the addition of the Flam & Russell and AEMI sales forces and approximately $87,000 was attributable to increased marketing activities.

         Research and development expenses. Research and development expenses for the nine months ended September 30, 1997 were $781,000 compared to $401,000 for the nine months ending September 30, 1996, an increase of $380,000 or 94.8%. This increase reflected the additional development relating to the modification of the Flam & Russell software to support the Company's software and hardware products for the Company's solution for the wireless and automotive markets.

         Income taxes. Income tax expense for the nine months ended September 30, 1997 was $1,455,000 compared to $147,000 for the nine months September 30, 1996, an increase of $1,308,000. The Company's effective tax rate increased slightly from 35.3% for the nine months ended September 30, 1996 to 35.5% for the nine months ended September 30, 1997.

THREE MONTHS ENDED SEPTEMBER 30,1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30,1996

         Revenues. Revenues for the three months ended September 30, 1997 were $6.3 million compared to $2.8 million for the three months ended September 30, 1996, an increase of approximately $3.5 million or 123.3%. Revenues from microwave test and measurement accounted for all but $200,000 of the increase. Approximately $600,000 of the increase was attributable to the aerospace/defense industry which resulted from an improvement in the Company's ability to capture opportunities in this industry following the acquisition of Flam & Russell. Approximately $1.4 million of the increase was attributable to strong worldwide growth in the wireless communications industry, $800,000 of the increase was attributable to the satellite industry, $100,000 of the increase was attributable to the automotive industry and $400,000 of the increase was attributable to sales in the electromagnetic compatibility (EMC) market.

         Cost of revenues. Cost of revenues for the three months ended September 30, 1997 was $3.4 million compared to $1.7 million for the three months ended September 30, 1996, an increase of approximately $1.7 million or 102.5%. Gross margin rose from 39.8% for the three months ended September 30, 1996 to 45.4% for the three months ended September 30, 1997, which reflects an increased role for higher-margin software sales as well as the Company's effort to maximize the use of higher-margin off-the-shelf products as components in its measurements solutions.

         General and administrative expenses. General and administrative expenses for the three months ended September 30, 1997 were $435,000 compared to a $412,000 for the three months ended September 30, 1996, an increase of approximately $23,000 or 5.6%. As a percentage of revenues, general and administrative expenses decreased from 14.6% for the three months ended September 30, 1996 to 6.9% for the three months ended September 30, 1997 due to an increase in revenues without a corresponding increase in general and administrative expenses.

         Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 1997 were $457,000 compared to $263,000 for the three months ended September 30, 1996, an increase of approximately $194,000 or 73.8%. As a percentage of revenues, sales and marketing expenses were 7.3% for the three months ended September 30, 1997, a decrease from 9.3% for the three months ended September 30, 1996. Approximately $64,000 of this increase represented higher commissions and salaries in the USA due to increased sales, plus $54,000 from increased focus on the worldwide wireless market, with another $76,000 from the addition of the AEMI sales force.

         Research and development expenses. Research and development expenses for the three months ended September 30, 1997 were $315,000 compared to $155,000 for the three months ended September 30, 1996, an increase of $160,000 or 103.2%. This increase reflects the additional development and improvement of the software and hardware components for the Company's solution for the wireless and automotive markets.

         Income taxes. Income tax expense for the three months ended September 30, 1997 was $645,000 compared to $101,000 for the three months September 30, 1996, an increase of $544,000. The Company's effective tax rate went from 34.4% for the three months ended September 30, 1996 to 35.1% for the three months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has satisfied its working capital requirements through cash flows from its operations. The Company has two working capital bank lines of credit aggregating $2,150,000, which were increased in June 1997 from $1,150,000. At September 30, 1997, no amounts under these lines were outstanding. These lines of credit are renewable annually in April, bear interest at rates ranging from 0.5% to 1.5% over the bank's prime rate and are secured by accounts receivable. The line of credit agreements require the Company to comply with certain financial performance covenants of which the Company was in compliance at September 30, 1997. At September 30, 1997, the Note Payable to Parent of $2,722,000 represented a three year, non-interest bearing promissory note owed by ORBIT/FR Engineering, Ltd., the Company's Israeli subsidiary to Orbit-Alchut Technologies, Ltd., the majority shareholder of the Company for the transfer by Alchut of working capital at the end of 1996.

         Net cash provided by operating activities for the first nine months amounted to $2,033,000 in 1997 versus $1,447,000 in 1996. The increase in cash provided by operating activities in 1997 compared to 1996 was principally due to the increase in net income to $2,644,000 in 1997 from $270,000 in 1996.

         Net cash used in investing activities increased to $1,378,000 in 1997 from $674,000 in 1996. This increase was principally due to the net assets acquired in the AEMI acquisition.

         Net cash provided by in financing activities in 1997 amounted to $14,261,000 versus $879,000 used in 1996. These changes were principally due to the proceeds raised in connection with the Company's initial public offering net of offering exepenses paid.

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

         The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the nine months ended September 30, 1997, approximately 3% of the Company's revenues was billed in currencies other than U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to Alchut, have been, and will continue to be, U.S. dollar-denominated except for wages for Engineering employees which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

         The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS--NOT APPLICABLE.

ITEM 2.  CHANGES IN SECURITIES--NOT APPLICABLE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE.

ITEM 5.  OTHER INFORMATION--NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  EXHIBITS

         11  Statement Re: Computation of Earnings per Share

         27  Financial Data Schedule

         b. The Company filed on August 29,1997,a Form 8-K dated June 20,1997 in connection with the acquisition of Advanced ElectroMagnetics, Inc.

                                 ORBIT/FR, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ORBIT/FR, INC.
                                        Registrant


Date: November 14, 1997
                                        By:  /s/  ARYEH TRABELSI
                                        President and Chief Executive Officer
                                               (Principal Executive Officer)

Date: November 14, 1997
                                        By:  /s/  JOSEPH SULLIVAN
                                        Director of Finance and Treasurer
                                               (Principal Financial Officer)

                                 ORBIT/FR, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                                 EXHIBIT INDEX




EXHIBIT
   NO.                                                                                         PAGE
------                                                                                         ----
    11           Statement RE: Computation of Earnings per Share                                17
    27           Financial Data Schedule                                                        18