Form 10-K
period 1997-03-31
ORBIT FR INC
filed 1998-03-31
CIK 1037115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER 0-22583


                                 ORBIT/FR, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                  23-2874370
   (STATE OR OTHER JURISDICTION                      (IRS  EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

    506 PRUDENTIAL ROAD, HORSHAM, PA                     19044
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                                 (215) 674-5100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities Registered Pursuant to Section 12(B) of the Act:  None.

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of the voting stock held by non-affiliates of the Registrant is $25,509,460(1). As of March 17, 1998, 6,072,973 shares of common stock were outstanding.

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's common stock outstanding, reduced by the amount of the common stock held by the officers, directors and shareholders owning in excess of 10% of the Company's common stock, multiplied by the last reported sale price for the Company's common stock on March 17, 1998. The information provided shall in no way be construed as an admission that any officer, director, or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                       DOCUMENTS INCORPORATED BY REFERENCE
  (Specific sections incorporated are identified under applicable items herein)

Certain portions of the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting are incorporated by reference in Part III of this Report. Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 333-25015) filed with the Commission on April 11, 1997, Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on May 19, 1997, and Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Commission on June 5, 1997 are incorporated by reference as Exhibits in Part IV of this Report.

                                 ORBIT/FR, INC.

                                      INDEX

                                                                                                                 PAGE NO.
                                                                                                                 --------

PART I.
      Item 1.     Business............................................................................................4

      Item 2      Properties.........................................................................................15

      Item 3      Legal Proceedings..................................................................................15

      Item 4      Submission of Matters to a Vote of Security Holders ...............................................15

      Item 4.1    Executive Officers and Key Employees...............................................................16

PART II.

      Item 5      Market for the Registrants Common Equity and Related Stockholder Matters...........................17

      Item 6      Selected Financial Data............................................................................19

      Item 7      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.........................................................................................19

      Item 7A     Quantitative and Qualitative Disclosures About Market Risk.........................................26

      Item 8      Financial Statements and Supplementary Data........................................................26

      Item 9      Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure.........................................................................................26

PART III

      Item 10     Directors and Executive Officers of the Registrant.................................................26

      Item 11     Executive Compensation.............................................................................26

      Item 12     Security Ownership of Certain Beneficial Owners and Management.....................................26

      Item 13     Certain Relationships and Related Transactions.....................................................26

PART IV

      Item 14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................27

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

         This report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including, but not limited to those set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations'" under the heading "Certain Factors" below and elsewhere in this report on Form 10-K. The following discussion should be read in conjunction with Part II of this Form 10-K and the Consolidated Financial Statements and notes to the Consolidated Statements beginning on page F-1.

GENERAL

         ORBIT/FR, Inc. ("ORBIT/FR" or the "Company") develops, markets and supports sophisticated automated microwave test and measurement systems for the wireless communications, satellite, automotive and aerospace/defense industries, and manufactures anechoic foam, a microwave absorbing material that is an external component of microwave test and measurement systems. Products such as cellular phones, satellites, radio transmitters, global positioning system ("GPS") receivers and guided missiles depend on the reliable and efficient transmission and reception of microwave signals in order to communicate. By utilizing the Company's systems to measure the critical performance characteristics of microwave signals, wireless manufacturers and service providers within these industries can improve quality and time-to-market, lower the risk of failure and underperformance and reduce costs.

         Since its founding, the Company has expanded from distributing individual microwave test and measurement components to providing a wide range of fully integrated microwave test and measurement solutions. Components of an ORBIT/FR automated microwave test and measurement system include proprietary software and hardware products, which can be combined into standard or customized configurations to meet a customer's specific needs. The Company believes that its innovative proprietary systems, experienced staff, reputation for quality and reliability, strong international presence and comprehensive customer service give it a competitive advantage that will enable it to remain a leading global supplier of microwave test and measurement systems to a growing number of companies within the wireless communications, satellite, automotive and aerospace/defense industries.

         The Company markets and sells its systems to customers in the United States and throughout the world. Within the Company's targeted industries, the Company's customers include manufacturers of wireless systems and products, such as Motorola, Nokia and Ericsson; manufacturers of systems and products that incorporate microwave technology, such as Lockheed Martin, Hughes, BMW and Boeing; and telecommunications service providers that rely on microwave technology, such as AT&T, NTT and British Telecom. The Company's customers also include the United States government and several foreign governments

         The Company's objective is to strengthen its leadership position in automated microwave test and measurement systems while developing products and systems for a broader range of microwave applications. The principal elements of the Company's strategy to reach its objective are: (i) offering comprehensive solutions to customers, (ii) maintaining its technological leadership, (iii) focusing on standard systems and proprietary off-the-shelf products, (iv) pursuing growth in international markets and (v) leveraging its technological expertise to expand into complementary markets.

         The Company's principal offices are located at 506 Prudential Road, Horsham, Pennsylvania 19044. Its telephone number is (215) 674-5100, its e-mail address is mail@orbitfr.com and its World Wide Web home page is located at www.orbitfr.com.

RECENT HISTORY

         The Company was incorporated in Delaware in December 1996. The Company is the holding company for Orbit Advanced Technologies, Inc., a Delaware corporation ("Technologies") and its wholly owned subsidiary, Flam & Russell, Inc., a Delaware corporation ("Flam & Russell"), Orbit F.R. Engineering, Ltd., an Israeli corporation ("Engineering"), and Advanced Electromagnetics, Inc.
(AEMI) a California corporation. The Company's parent, Orbit-Alchut Technologies, Ltd., is a publicly traded company in Israel which was founded in 1950 ("Alchut"). In addition to its ownership interest in the Company, Alchut has ownership interests in companies operating in the avionics, tracking and telemetry markets.

         Technologies was incorporated in 1985 as a wholly-owned subsidiary of Alchut to provide sales and customer support for Alchut's products in the United States, including positioning subsystems. In 1991, Technologies began to focus on the development and design of its own proprietary microwave test and measurement products and systems. In 1994, Technologies recognized the potential for providing customers with fully integrated microwave test and measurement solutions and began incorporating Technologies' software technology with hardware from third-party manufacturers, including Alchut. Technologies continues to subcontract certain production services to Alchut through Engineering but retains the right to select any other production subcontractor after January 1, 1998.

         Engineering was incorporated in Israel in December 1996 as a wholly-owned subsidiary of Alchut at which time Alchut transferred all of the assets relating to its microwave test and measurement business to Engineering. Engineering is principally responsible for overseeing the development, design and production of ORBIT/FR's electro-mechanical products.

         On June 28, 1996, Technologies purchased all of the issued and outstanding shares of Flam & Russell for approximately $1,043,000. The acquisition of Flam & Russell augmented the Company's product mix, staff of microwave and software engineers and customer base. Flam & Russell has been active in the microwave test and measurement field since 1981.

         On June 17, 1997, the Company purchased all of the issued and outstanding shares of Advanced Electromagnetics, Inc., a California corporation ("AEMI"), contemporaneously with the completion of its initial public offering, for approximately $1.2 million. One-half of the purchase price was payable in cash and the other half was payable by issuance of shares of the Company's Common Stock at the initial offering price of $8.25 per share. AEMI manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems.

         In February 1998, the Company announced that it intends to acquire all of the net assets of RDL, Inc., a Pennsylvania Corporation ("RDL"), subject to certain conditions, including due diligence and approval of the Board of Directors of ORBIT/FR. RDL is a supplier of sophisticated microwave test and measurement products to the wireless communication and cable television industries. It is also a supplier of microwave defense systems. The Company intends to purchase the net assets of RDL for approximately $6 to $8 million.

INDUSTRY OVERVIEW

         The need for microwave test and measurement systems and products expanded rapidly during the 1960's and 1970's in conjunction with the growth and increased sophistication of the aerospace/defense industry in the United States and Western Europe. In the last 20 years, this need for test and measurement products and systems has expanded beyond aerospace/defense applications to all aspects of modern telecommunications, including personal wireless communications devices, satellite-based communications systems and "smart" automobiles. This expansion has occurred in conjunction with a growing desire among companies to focus on their core competencies and accordingly outsource many non-core functions such as the development and manufacture of microwave test and measurement systems.

         Within the wireless communications, satellite, automotive and aerospace/defense industries, test and measurement products and systems are used during all stages of a product's life cycle: product development, pre-production qualification, production testing and product maintenance. Given the broad scope of testing procedures, it is not uncommon for a manufacturer or service provider to own and operate more than one microwave test and measurement system.

         WIRELESS COMMUNICATIONS. The wireless communications industry has grown rapidly in recent years as a result of the development of cost-effective digital technologies and the gradual global deregulation of the telecommunications industry. Wireless communications products include cellular/PCS handsets, pagers, field service/delivery equipment and cellular/PCS base stations. Rapid growth within the wireless communications industry is expected to continue in the future due to an increase in available spectrum, the adoption of efficient new digital technologies and the development of "smart" antennas. According to the Cellular Telecommunications Industry Association ("CTIA"), there were over 44 million wireless subscribers in the United States alone as of December 31, 1996, up 30.4% over 1995. The CTIA also reports that wireless companies invested $8.4 billion in capital improvements in 1996, up 65.2% over 1995, and that during 1996, 7,382 new cell sites were deployed, 55.6% more than were deployed in 1995. The Company believes that wireless communications growth in international markets has been greater than growth experienced in the United States.

         Growing worldwide demand for wireless communications products and services has generated a need among wireless manufacturers and service providers for systems and products that address their specific microwave test and measurement needs. These companies operate in highly-competitive, rapidly changing markets in which the performance and reliability of their systems and products are essential to achieve and maintain competitive advantages. The accurate transmission and reception of microwave signals are fundamental to the performance of wireless systems and products. To ensure the successful transfer of voice or data from one point to another and to minimize poor reception, cross talk and dropped calls, manufacturers and service providers conduct extensive testing for signal quality, direction, strength and interference.

         SATELLITE. Satellite-related markets have grown rapidly over the past several years, driven by the emergence of advanced communication technologies offering cost-effective global voice, video and data transmission, GPS, internet access and tracking capabilities. Satellites provide several advantages over terrestrial communications networks, including rapid installation and deployment, no incremental cost as distances increase and higher rates of data transmission. According to Euroconsult, a market research firm, 555 communications satellites are expected to be launched between July 1996 and December 2006.

         To ensure that satellite-based communications systems are effective and reliable, it is essential that both satellites and "earth stations" transmit and receive microwave signals accurately. The accuracy requirements for these satellite systems are critical -- failure to detect a design error could result in a satellite's "footprint" not covering its intended geographic area. Satellite manufacturers cannot afford to make this kind of error since the cost to manufacture, launch and insure a satellite can reach $200 million. Accordingly, sophisticated microwave test and measurement systems are critical to satellite and earth station manufacturers, as well as their subcontractors and sub-assembly manufacturers, to ensure that their products work properly.

         AUTOMOTIVE. The world's major manufacturers of automobiles and automotive sub-assemblies, driven by competitive pressures, are designing new generations of "smart" cars and trucks that incorporate the latest communications and safety devices including cellular/PCS, GPS-based direction-finding, data transfer, digital TV and collision-avoidance systems. Each of these features requires a specialized, highly-accurate microwave transmission and reception system. To ensure the performance of these various systems and to assess how they are impacted by the electromagnetic properties of the car itself, automotive manufacturers must test the car and these devices as a unit using a microwave test and measurement system designed for automotive applications.

         AEROSPACE/DEFENSE. The need within the aerospace/defense community for accurate and secure communications and tracking systems led to the emergence of microwave test and measurement companies in the 1960's. Despite cutbacks in United States defense budgets in the late 1980's and early

1990's, microwave test and measurement needs within the aerospace/defense industry are expected to grow steadily for the foreseeable future as a result of system upgrades on existing military platforms, substantial new investments in non-U.S. military programs and the expansion of civil aviation worldwide.

         The industry's tracking requirements, such as air traffic control and missile guidance, led to the development of Radar Cross Section ("RCS") and the test and measurement of radomes. RCS involves the transmission of microwave signals towards a passive target, such as an aircraft or missile, and then the creation of an "image" of the target by measuring the energy reflected back towards the transmit source. Radome testing evaluates the impact of a radome (the dome-shaped casing that is placed on the leading edge of an aircraft or missile to protect the radar and direction-finding equipment) on the microwave signals that pass through it.

THE ORBIT/FR SOLUTION

         ORBIT/FR provides its customers with flexible and reliable solutions for their complex microwave test and measurement needs. The Company focuses its efforts and resources on developing state-of-the-art microwave test and measurement systems and products that incorporate specialized technologies and expertise. The Company's customers have a need for microwave test and measurement systems and products but often do not have the in-house capabilities to develop, or the desire to develop, such systems and products themselves. ORBIT/FR's systems and products provide customers with cost-effective and user-friendly solutions to their microwave test and measurement needs, thus allowing them to remain focused on their core competencies. The Company's systems and products incorporate technological expertise developed and acquired by the Company over many years.

         The Company offers a wide range of standard and custom microwave test and measurement solutions for cellular/PCS handset testing, cellular base station testing, satellite testing, automotive testing and specialized aerospace/defense-related testing. The Company's products include test and measurement software, microwave receivers, positioner subsystems, as well as other microwave products, all of which are typically incorporated into the Company's systems. The Company's proprietary software supports the Company's own test and measurement products as well as those manufactured by third parties. The Company's engineers and other technical staff use their broad expertise to assess and understand their customers' specific microwave test and measurement needs, process orders quickly, keep delivery time to a minimum, provide comprehensive customer support and release new software on a regular basis.

         The Company believes that its innovative proprietary systems, experienced staff, reputation for quality and reliability, strong international presence and comprehensive customer service give it a competitive advantage that will enable it to remain a leading global supplier of microwave test and measurement systems to a growing number of companies within the wireless communications, satellite, automotive and aerospace/defense industries.

THE ORBIT/FR STRATEGY

         The Company's objective is to strengthen its leadership position in automated microwave test and measurement systems while developing products and systems for a broader range of microwave applications. The principal elements of the Company's strategy to reach its objective are:

         OFFERING COMPREHENSIVE SOLUTIONS TO CUSTOMERS. As the need for microwave test and measurement grows, new and existing customers increasingly desire to purchase comprehensive, turnkey test and measurement systems from a single provider. The Company addresses this desire by providing engineering and project management services, by offering an increasingly broad product line and by maintaining close relationships with outside component suppliers. Additionally, the Company intends to acquire companies with complementary products and services that can be integrated with the Company's existing or proposed products and systems, as it has with acquisitions of Flam & Russell and AEMI. By acquiring suppliers of key components of microwave test and measurement systems that the

Company does not already provide, the Company believes that it will be able to increase its overall gross margin.

         MAINTAINING TECHNOLOGICAL LEADERSHIP. The Company believes that it has sophisticated and diversified technological capabilities and intends to maintain its technological leadership by continuously designing and developing new software releases and hardware upgrades which offer greater performance and higher precision.

         FOCUSING ON STANDARD PRODUCTS AND PROPRIETARY OFF-THE SHELF PRODUCTS. Given the diversified needs of the Company's customers, no two microwave test and measurement systems will be identical. However, the Company seeks to keep the costs of customization to a minimum by designing and delivering specific types of systems that maximize the use of the Company's proprietary off-the-shelf products. This approach enables the Company to optimize its margins while offering its customers tailor-made solutions built around proven high-quality and reliable products.

         PURSUING GROWTH IN INTERNATIONAL MARKETS. Approximately 45% of the Company's revenues during 1997 were derived from international customers. The Company believes that the growth of the international microwave test and measurement marketplace over the next several years will be due in large part to worldwide economic development, governmental policies aimed at improving the communications infrastructure in developing countries and the increasing globalization of commerce. The Company is devoting significant efforts to increasing its share of the international market for microwave test and measurement systems by strengthening and expanding its sales network through the establishment of foreign sales and customer service centers and the appointment of additional international sales representatives. In addition, the Company believes it has a competitive advantage due to the duty-free status of its products manufactured in Israel and sold into the European Union.

         LEVERAGING TECHNOLOGICAL EXPERTISE TO EXPAND INTO COMPLIMENTARY MARKETS. The Company intends to leverage its technological expertise in microwave test and measurement systems to expand into complementary markets that the Company believes offer high growth potential and where the Company's technology provides competitive advantages. The Company has targeted Electromagnetic Compatibility ("EMC") testing systems, Microwave Non-Destructive Testing ("NDT") systems and certain non-test and measurement microwave products as potential future markets.

         EMC Testing. EMC testing addresses the unintentional interaction between electronic products due to their electromagnetic radiation. Since this radiation may adversely affect the operation of electronic equipment, FCC guidelines in the United States, EMC and Low-Voltage directives in the European Union and EMC guidelines in most other foreign countries regulate the level of electromagnetic radiation emitted from these products and require manufacturers of electronic products to perform EMC testing. The EMC testing industry has grown rapidly over the past few years as a result of the proliferation of electronic devices and the resultant transition from voluntary regulatory "guidelines" to mandatory "directives." In 1996, the market for EMC-related products and services was estimated at $1.3 billion in Western Europe alone and is expected to grow by 20-30% annually for the foreseeable future. The Company has identified certain test and measurement needs within the overall EMC marketplace that require capabilities similar to those which the Company has developed in the microwave test and measurement field. The Company believes that its large customer base among electronic equipment manufacturers would give it a significant advantage if it determined to enter the EMC marketplace.

         Microwave Non-Destructive Testing. The field of NDT addresses the problem of assessing the structural integrity of a product without having to damage or destroy it. Current NDT methods employ ultrasonic and x-ray technologies which have performance limitations and cannot be used under certain circumstances. The Company believes that many of the techniques it has developed for microwave test and measurement can be adapted to fill needs within the NDT market.

         Other Microwave Products. The Company believes that opportunities exist to apply the Company's core technologies to the design, manufacture and marketing of products that incorporate microwave technology. The Company intends to continue marketing its radial power combiners, amplifiers, antennas and mixers, and plans to develop and sell additional microwave-based products in the future. The Company believes its large customer base will give it a competitive advantage in marketing these products.

SYSTEMS AND PRODUCTS

         Since its founding, the Company has expanded from distributing individual microwave test and measurement components to providing a wide range of microwave test and measurement solutions. Components of an ORBIT/FR automated microwave test and measurement system include proprietary software and hardware products which can be combined into standard or customized configurations to meet customers' specific needs. One of the Company's principal strengths is its experienced design team that solves complex technical and practical problems.

         MICROWAVE TEST AND MEASUREMENT SYSTEMS. The Company designs, manufactures and markets automated microwave test and measurement systems. In addition to providing most of these systems' component parts, the Company also integrates the systems and trains its customers in use of the systems. While most customers purchase fully integrated turnkey microwave test and measurement systems, the Company also sells its hardware and software products individually as replacement parts or components of custom-designed systems. The Company offers seven types of microwave test and measurement systems. The first, antenna measurement systems, are generic systems that can be adapted for many uses, and the other types are designed and sold in response to well-defined microwave test and measurement needs within specific industries. Prices for a typical ORBIT/FR system range from $50,000 to $500,000, but large systems have sold for as much as $3 million.

         Antenna Measurement Systems. All products and systems that receive or transmit microwave signals rely on antennas. Accordingly, items such as microwave radios, GPS receivers, field service/delivery equipment, satellite earth stations and guided missiles need to have their antennas tested to ensure satisfactory performance characteristics. The Company's antenna measurement systems offer both manufacturers and service providers user-friendly and cost-effective solutions for their antenna measurement needs. The systems test for signal quality, direction, strength and interference and can be adapted to perform testing in each of the stages of a product's life: development, qualification, production and maintenance. While antenna measurement systems differ significantly from one application to another, all of the Company's systems incorporate a personal computer running specialized proprietary software, a microwave receiver, a positioning subsystem, and at least one additional antenna or probe. The systems can be designed for use in a wide variety of different test environments, ranging from a small anechoic chamber to an outdoor range covering several acres. The Company offers three types of antenna measurement methods:

         Far-field:        Traditional method generally used outdoors

         Near-field:       Cost-effective indoor method using mathematical
                             conversion tools

         Compact Range:    High-end indoor method using a microwave reflector

         The Company also has developed advanced systems that combine these measurement methods, such as far-field and near-field, in a single chamber.

         Cellular/PCS/Pager Systems. ORBIT/FR believes it is a leader in the design and delivery of high-performance test and measurement systems for manufacturers of cellular/PCS handsets and pagers. The Company has developed a standard system based on its spherical near-field technology that the Company sells as a turnkey off-the-shelf product. The system consists of the Company's software, receiver and positioning subsystem built into a small anechoic chamber together with a human mannequin. The positioning subsystem allows a probe to trace a sphere around the handset or pager held by the mannequin, thus fully sampling the complete microwave properties of the device under test.

         Cellular/PCS Base Station Systems. The Company develops and sells test and measurement systems used to assess the microwave performance characteristics of cellular/PCS base stations. These systems enable cellular/PCS base station antenna manufacturers to design and build efficient and reliable products, and they allow wireless communications service providers to monitor more efficiently the performance of their base stations. The existing system design is based on the Company's cylindrical near-field technology and is designed for indoor use.

         Satellite Systems. The Company develops and sells microwave test and measurement systems for satellites which test many aspects of satellite performance including beam location (to assess the satellite's "footprint"), channel purity and intermodulation, gain, G/T, pattern, EIRP and TMA/TDMA microwave timing. These systems also test the transmit and receive characteristics of the active array antennas used on most modern satellites and can have the ability to identify and diagnose malfunctions within these complex antennas. The Company's satellite systems utilize either near-field or compact range technology. Both technologies are equally effective from a test and measurement viewpoint, but each offers certain benefits. A near-field system offers diagnostic capabilities and is generally less expensive than a comparably equipped compact range system, but a compact range system is faster and easier to use.

         Automotive Systems. ORBIT/FR believes it is a leader in the design and delivery of high-performance test and measurement systems for automobile manufacturers and manufacturers of automotive sub-assemblies. The Company's systems incorporate both near-field and far-field technologies and are thus capable of microwave sampling over a wide range of frequencies. A typical system includes a large mechanical arm that sweeps over a large turntable. The car being tested rests on the turntable, and both the turntable and the mechanical arm are set in motion based upon instructions received from the Company's measurement software. The systems' broad capabilities are essential given a growing trend by automobile manufacturers to integrate advanced microwave technologies such as cellular/PCS, GPS-based direction-finding, data transfer, digital TV and collision-avoidance systems into their "smart" cars.

         RCS Systems. The Company's Radar Cross Section ("RCS") measurement systems transmit microwave signals towards a passive target and then measure the energy reflected back towards the transmit source. In an RCS system, the passive target is typically a model or full scale aircraft or missile that is mounted on a special "low-RCS" testing pylon capable of rotating the target. Data collected at various rotation angles and frequencies can be processed to form an electromagnetic "image" of the target. This type of information enables the design engineer to assess more accurately the detailed radar signature of the target. The Company believes that it is a market leader in this field.

         Radome Systems. A radome is a dome-shaped casing that is placed on the leading edge of an aircraft or missile to protect the radar and direction-finding equipment. A radome is typically manufactured using fiberglass or other materials that are designed to be "transparent" to microwave signals. Testing is performed periodically to ensure that microwave signals are not degraded or deflected as they pass through the radome. The Company's systems are designed to measure radome performance by analyzing the path of microwave signals as they pass through the radome and then comparing it to the propagation path when the radome is not present. Radome systems use far-field measurement methods but rely on high positioning accuracy normally required by near-field systems.

         Custom Systems. From time to time, the Company designs and manufactures custom microwave test and measurement systems for a wide variety of uses and applications. To date, most of these systems have been built for the United States government. The Company's broad microwave and antenna expertise has enabled it to obtain these contracts, and the Company intends to bid for similar jobs in the future if the expertise gained in designing such systems is deemed to be of strategic value to the Company.

         MICROWAVE TEST AND MEASUREMENT SOFTWARE PRODUCTS. ORBIT/FR offers automatic measurement software for microwave test and measurement systems. The Company's software products are Windows-based programs that provide the customer with a consistent user-friendly interface with the test and measurement system. The software products have a robust and modular structure that enables the Company to easily add features for current and future customers. The software uses far-field and/or near-field algorithms to generate accurate results, and the computational methodologies used have gained acceptance throughout the microwave test and measurement community. The software supports the Company's own measurement equipment as well as equipment manufactured by third parties. The

Company's software products are designed to be "off-the-shelf" but are versatile and can be customized by the Company's or the customer's technical personnel to suit specific needs. The Company has delivered over 330 software installations worldwide in the price range of $20,000-50,000 each. The Company believes that its software products are the industry standard.

         While software can vary between systems, it always consists of three primary modules: data acquisition, data analysis and report writing. The software's data acquisition module records actual measurements as it controls the microwave measurement equipment, the positioning subsystem, and often the source antenna and/or the antenna being measured. Variables such as frequency, power level, amplitude, phase, rotary and/or linear motion, polarization, transmit/receive switching, electrical beam pointing and polarization switching are all controlled by the Company's measurement software. The multidimensional results obtained are stored in a computer file for subsequent analysis. The software's data analysis module processes the acquired data using sophisticated microwave and signal processing algorithms developed by the Company and the National Institute of Standards and Technology ("NIST"). The data analysis module transforms the acquired data into easily-understood numerical information and graphic representations, thus providing the customer with the data required to satisfy its internal requirements and those of its own customers. The software's report writing module can be customized to meet each customer's needs.

         MICROWAVE RECEIVERS. The microwave receiver is the device in the automated microwave test and measurement system that measures the microwave signals received from the antenna or device under test or, alternatively, from the antenna collecting the backscatter from an RCS target. The Company's microwave receivers convert and digitize the signals to put them into a computer compatible format. They are capable of simultaneously measuring up to four channels ranging in frequency from 50 MHz to 110 GHz. The Company believes that its microwave receivers have a high degree of accuracy and are easy to use. As part of its "Channel Partner" relationship with Hewlett Packard, the Company uses HP as its preferred source for microwave receivers incorporated into the Company's test and measurement systems. While this arrangement with HP has led to a decrease in sales of the Company's own receivers, the Company believes that the benefits of its relationship with HP, such as increased visibility, market access and product performance, substantially outweigh the costs.

         POSITIONER SUBSYSTEMS. The positioner subsystem is the collection of equipment that holds the device under test and causes it to be moved according to the needs of the test. A typical positioner subsystem may include the following components:

         Positioners. A positioner is the item upon which the device under test is placed while it is being tested. The Company's positioners are rugged, yet highly precise, devices that adjust themselves in accordance with the positioning instructions received from the measurement software. Special circuitry and mechanical design features built into the positioner enable the data acquired from the antenna under test to travel efficiently through the positioner to the computer to be analyzed. The Company's simple positioners rotate around a single axis, while the Company's more elaborate positioners incorporate up to three axes. An automated microwave test and measurement system requires one or more positioners. The Company offers over 200 different positioner models and believes that its positioners are among the most accurate in the market.

         Positioner Controllers and Power Control Units. The Company manufactures positioner controllers and power control units ("PCUs") as well as models that combine these two products into one box. Working together, the positioner controller and the PCU act as the "translators" between the microwave software and the positioner. The positioner controller receives digital instructions from the microwave software and translates them into analog signals understood by the PCU. These analog signals are then amplified by the PCU to provide precisely calibrated DC power to the positioner's electric motors, which then operate at a user-defined speed to move the antenna or device under test through the desired positions. The Company offers four positioner controller models, two PCU models and four models that combine both positioner controller and PCU.

         Planar Scanners. A planar scanner is a rectangular device that enables a probe antenna to be moved along an x-and y-axis so that its position at any time is known and can be exactly replicated.

Planar scanners are typically mounted vertically to enable the probe to be moved throughout the height and width dimensions of the scanner. Scanners enable test engineers to accurately and reliably analyze many aspects of the microwave signals radiating from the antenna or device under test. The Company offers 24 standard scanners ranging in size from 3 feet x 3 feet to over 100 feet x 100 feet.

         Pylons and Model Towers. Pylons and model towers are used in many microwave test and measurement applications and range in size from very large to very small. Large pylons can carry substantial loads in indoor or outdoor environments, and certain models can even support a full-sized aircraft. Pylons are almost always used in RCS systems.

         OTHER MICROWAVE PRODUCTS. The Company has developed several microwave products used in the larger microwave industry.

         Radial Power Combiners. The Company's radial power combiners offer a highly-efficient electromagnetic mechanism to combine several identical low-energy signals together to make a single high-energy signal. Radial power combiners have many uses, but their most common application is in high-power microwave transmitters.

         Antennas, Probes and Other Microwave Accessories. The Company designs and manufactures antennas, probes and other microwave accessories. These products are used in the Company's microwave test and measurement systems, and they are also sold to customers as stand-alone items.

SALES, MARKETING AND CUSTOMER SUPPORT

         The Company markets and sells its products in the United States through three regional sales managers and through two independent sales representatives that target specific geographic and strategic markets. Internationally, the Company has established sales and customer service centers in Israel and Germany and has representatives for sales, marketing and customer support in Austria, Brazil, China, Denmark, France, Germany, India, Italy, Japan, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.

         The Company's engineers and other technical staff support the efforts of the sales force. Since a customer's engineers typically play an important role in the procurement decision, the Company's engineers work closely with them to help them understand the advantages of the Company's products and systems. Additional business from existing customers is pursued through the joint efforts of both the sales force and the engineers and other technical staff who have worked closely with the customer's engineers and who understand the customer's needs. If a customer has already purchased a microwave test and measurement system from ORBIT/FR, the Company believes it has an advantage over competitors in obtaining orders for system upgrades as well as any additional systems that the customer may wish to purchase at a later date. Typically, a substantial portion of the Company's revenues in a given year is generated by customers for whom the Company has previously provided products or systems.

         The Company generates sales leads for new customers through referrals from existing customers and other industry suppliers, its reputation in the industry, advertising in trade publications and on the World Wide Web and participation in conferences and trade shows. In addition, the Company is in the process of establishing marketing alliances with two major manufacturers of products and systems that incorporate microwave technology, pursuant to which the Company will provide test and measurement system upgrades and support free of charge in return for referral business. As a Hewlett Packard "Channel Partner," the Company receives referrals and recommendations from HP's worldwide sales force, and the Company believes that it thereby obtains greater visibility in the microwave test and measurement market.

         The Company devotes significant resources to provide comprehensive customer support. Customer support is provided under warranty for the first year on all products sold by ORBIT/FR. Beyond the first year, customer support on products sold by ORBIT/FR is provided on an as-needed basis. The Company also provides a technical support line and, for an additional fee, on-site and in-house training for all of its products and systems. The Company encourages its employees to be customer service-oriented because it relies to a large degree on its reputation to attract and retain customers. Furthermore, the Company believes that its comprehensive customer support program gives it a competitive advantage in the microwave test and measurement market.

CUSTOMERS

         The Company has over 1,000 installations with customers in the wireless communications, satellite, automotive and aerospace/defense industries. In 1994, Raytheon, and in 1995, Matra Marconi, each accounted for more than 10% of the Company's total revenues; however, the Company believes the loss of either customer would not have a material adverse effect on the Company's overall revenues. Representative customers that have purchased systems from the Company include:

      Wireless Communications...............Alcatel, Andrew, AT&T, Bell
                                            Atlantic, Bosch Telecom, British
                                            Telecom, Celwave, Daewoo, Ericsson,
                                            GTE, IBM, ITT, Korea Mobile Telecom,
                                            Lucent Technologies, Motorola, NEC,
                                            Nokia, Northern Telecom, NTT,
                                            Qualcomm, RCA, SiemensPlessey and
                                            Telebras.

      Satellite ............................DASA, Elenia Spazio, Harris, Hughes
                                            Space and Communications, Lockheed
                                            Martin, Space Systems/Loral, Matra
                                            Marconi Space, Raytheon and TRW.

      Automotive ...........................BMW, Ford, Mitsubishi, SAAB, Samsung
                                            and Toyota.

      Aerospace/Defense ....................Aerospatiale, Ball Aerospace,
                                            Boeing, British Aerospace, Dassault,
                                            General Electric, Hughes Aircraft,
                                            Israel Aircraft Industry, ITT
                                            Avionics, Lockheed Martin/Loral,
                                            McDonnell Douglas, Mitsubishi Heavy
                                            Industries, NASA, Northrop-Grumman,
                                            Pratt & Whitney, Racal Avionics,
                                            Raytheon E-Systems, Rockwell
                                            International, SAAB Missiles, SPAR
                                            Aerospace, Texas Instruments,
                                            Tracor/AEL and the United States Air
                                            Force, Army and Navy.

         The Company's customers are located in the Americas (the United States, Canada, Brazil and Argentina), Europe (the United Kingdom, France, Germany, Italy, Holland, Spain, Austria, Denmark, Poland, Finland, Norway, Sweden, Switzerland and Portugal) and throughout the rest of the world (Japan, Korea, China, Thailand, Taiwan, Singapore, Indonesia, Israel, Australia and South Africa).

PRODUCTION AND SUPPLIERS

         The Company's engineers, based in both Horsham, Pennsylvania and Israel, are responsible for product design and development and for overseeing the production of the Company's products. While the Company maintains a production facility in Horsham, most of the production of the Company's products is performed by subcontractors. Alchut is currently the Company's principal subcontractor for electro-mechanical production, primarily in connection with the manufacturing of positioners. The Company believes that Alchut currently offers the best available combination of quality, reliability and price. By giving three months notice, the Company has the right to select any other subcontractor.

         While the Company produces most of the component parts for its microwave test and measurement systems, it purchases certain components from outside vendors for turnkey microwave test and measurement systems, including personal computers, shielded enclosures and microwave absorbers. The acquisition of AEMI has enabled the Company to add microwave absorbers to its product line, and part of the Company's strategy is to seek future acquisitions that will further reduce its dependence on outside suppliers.

BACKLOG

         At December 31, 1997 and 1996, the Company's backlog was approximately $4.1 million and $10 million, respectively. The Company includes in backlog only those orders for which it has received and accepted a completed purchase order. The decrease in the Company's backlog is due mainly to changes in the Company's product mix to contracts with shorter terms, and due to a slowdown of sales in Asia. Such orders are generally subject to cancellation by the customer with payment of a specified charge. The delivery lead time on the Company's products and systems averages approximately three months, but can be as short as a few days and as long as 12 months. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential shipment delays, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

RESEARCH AND DEVELOPMENT

         The Company believes that its future success depends on its ability to adapt to rapidly changing technological circumstances within the industries it serves and to continue to meet the needs of its customers. Accordingly, the timely development and introduction of new products is essential to maintain the Company's competitive position. The Company develops all of its products in-house and currently has a research and development staff which includes 16 engineers. A significant portion of the Company's research and development efforts has been conducted in direct response to the specific requirements of customers' orders, and, accordingly, such amounts are included in the cost of sales when incurred and the related funding is included in net revenues at such time. Revenues for customer-funded research and development during 1997, 1996 and 1995 were approximately $628,000, $520,000 and $482,000, respectively. In addition, the Company invested $1,228,000, $581,000 and $239,000, respectively, during 1997, 1996 and 1995 on independent research and development, which is not directly funded by a third party. Customer-funded research and development contains a profit component and is therefore not directly comparable to independent research and development.

         In the past, the Company benefited from research and development grants from the Israeli government through the Chief Scientist program, and through BIRD, a joint United States/Israeli government program. The Company continues to benefit from research and development grants from the U.S. government through the SBIR program. The Company believes that its business, operating results and financial condition would not be materially adversely affected if it were to lose its ability to obtain research and development funding through these programs in the future. The Company plans to leverage this technology base to develop additional products for commercial applications.

COMPETITION

         The Company believes that its current systems and products compete effectively with the systems and products offered by its competitors on the basis of product functionality, speed and accuracy, reliability, price, ease of use and technical support. The market for automated microwave test and measurement products, systems and services, however, is highly competitive and is characterized by continuing advances in products and technologies. In general, competition in this market comes from major microwave test and measurement vendors, some of which have a longer operating history, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. These companies also have established relationships with current and potential customers of the Company. The Company also competes, on a limited basis, with the internal development groups of its existing and potential customers, many of whom design and develop parts of their own microwave test and measurement systems. The Company's business, operating results and financial condition could be materially adversely affected by such competition. The Company's primary competitors in the microwave test and measurement market are MIT (formerly Scientific Atlanta's microwave division), Nearfield Systems, Aeroflex, System Planning Corporation and Rantec/ESCO.

PROPRIETARY RIGHTS

         The Company is heavily dependent on its proprietary technology. The Company relies on a combination of confidentiality agreements with its employees, license agreements, copyrights, trademarks and trade secret laws to establish and protect rights to its proprietary technology. The Company does not hold any material patents. All of the Company's software is shipped with a security lock which limits software access to authorized users. Generally, the Company does not license or release its source code. Effective copyright and trade secret protection of the Company's proprietary technology may be unavailable or limited in certain foreign countries.

EMPLOYEES

         As of December 31, 1997, the Company had a total of 94 employees, including 20 in software and research and development, 16 in engineering and program management, 15 in sales, marketing and customer support services, 28 in production and 15 in administration. Forty nine employees are located at the Company's headquarters in Horsham, Pennsylvania, 31 are located in California, 11 are located in Israel, and three are located in Germany. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

         The Company occupies approximately 20,000 square feet of space at its headquarters in Horsham, Pennsylvania under a lease expiring in October 1998. Upon expiration of the lease, the Company anticipates moving to a 50,000 square foot facility in the same vicinity. The current annual base rent is approximately $182,000. The Company also maintains an engineering facility in Israel, a technical support and program management center in Germany, and its manufacturing facilities in Santee, California. The Company's current aggregate annual rental expenses for these additional facilities are approximately $136,000.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not currently a party to any legal proceedings and is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company's business, operating results or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter ended December 31, 1997.

ITEM 4.1  EXECUTIVE OFFICERS AND KEY EMPLOYEES

       The following table sets forth certain information regarding the Company's executive officers, and certain key employees, who are not directors.

            NAME                                     AGE                           POSITION
-------------------------                            --------------------------------------
       Moshe Pinkasy                                 47       Chief Executive Officer of Engineering
       Marcel Boumans                                40       Managing Director of European Operations
       Joseph Sullivan                               55       Director of Finance and Treasurer
       David Farina                                  37       Vice President, Near-Field SBU
       John Aubin                                    44       Vice President, Far Field/RCS SBU
       Sean Mallon                                   31       Vice President, New Business Development
       Gabriel Sanchez                               46       Chief Operating Officer, AEMI


         Moshe Pinkasy has served as the Chief Executive Officer of Engineering since January 1997. From February 1996 to December 1996, Mr. Pinkasy was Alchut's Manager of the Microwave Test and Measurement Business in Israel. From 1992 to 1996, Mr. Pinkasy served, in various capacities, as the Mechanical Engineering Department Manager for Alchut.

         Marcel Boumans has served as the Managing Director of European Operations of the Company since March 1997. From June 1995 to March 1997, Mr. Boumans was a Systems Design Engineer for Dornier Satelliten Systeme GmbH, the satellite systems subsidiary of Daimler-Benz Aerospace. From 1990 to 1995, Mr. Boumans was a Systems Design Engineer for Dornier GmbH, the communications and defense subsidiary of Daimler-Benz Aerospace.

         Joseph Sullivan has served as the Director of Finance and Treasurer of the Company since December 1996. From March 1996 to October 1996, Mr. Sullivan was the Finance Director for CME Information Services, Inc., a privately held medical education company located in Mount Laurel, New Jersey. From January 1995 to June 1995, Mr. Sullivan was the Finance Director for the animal health business group of the International Division of Pfizer, Inc., a publicly-traded pharmaceutical company. From 1969 to December 1994, Mr. Sullivan was the Finance Director for the animal health business group of the International Division of SmithKline Beecham plc, a publicly-traded pharmaceutical company.

         David Farina has served as the Strategic Business Unit Director in charge of Near Field Systems for the Company and its predecessor since August 1995. From 1994 to 1995, Mr. Farina was employed as a Department Manager for Flam & Russell, managing large engineering projects. From 1987 to 1994, Mr. Farina was Project Manager for Flam & Russell.

         John Aubin has served as the Far Field/RCS Strategic Business Unit Director of the Company since June 1996. From 1991 to 1996, Mr. Aubin was Vice-President in charge of the Antenna Measurement Business Area for Flam & Russell.

         Sean Mallon has served as the New Business Development Strategic Business Unit Director for the Company and its predecessor since November 1996. From 1993 to 1996, Mr. Mallon was the President and Chief Executive Officer of RDI International, Inc., a company co-founded by Mr. Mallon, which designed, manufactured and marketed a line of TV/FM antennas and accessories.

         Gabriel Sanchez has served as President of AEMI since its establishment in March of 1980. Prior to that period, Mr. Sanchez worked for Plessy Microwave and Emerson and Cumming.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Beginning with the Company's initial public offering on June 17, 1997, the Company's Common Stock is traded on the National Market of the Nasdaq Stock Market under the symbol "ORFR." The following table sets forth the high and low sale prices for the Common stock reported by Nasdaq for the periods indicated.

                                                                              HIGH              LOW
                                                                              ----              ---
YEAR ENDED DECEMBER 31, 1997
     Second Quarter (beginning June 17, 1997)                                10 7/8            8 1/2

     Third Quarter                                                           31 3/4            9 1/8

     Fourth Quarter                                                          24 3/4           12 5/8


         On March 17, 1998, there were 32 holders of record of Common Stock. Based on information received by the Company from its stock transfer agent, the Company believes that there are approximately 451 beneficial owners of its common stock.

         The Company has never paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to reinvest its earnings, if any, in the development and expansion of the Company's business. Any future declaration of cash dividends will be at the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.

         The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File N. 333-25015) for the sale of Common Stock in the Company's initial public offering (the "Offering"). The Company registered 2,300,000 shares of Common Stock including an over-allotment of 300,000 shares (which was sold by Alchut) at the initial public offering price. The effective date of the Registration Statement was June 17, 1997. The Offering commenced June 17, 1997 and was terminated after the sale of all securities registered. The aggregate price to the public of the 2,300,000 shares of Common Stock registered was $18,975,000, of which $16,500,000 was raised by the Company.

         The Company incurred the following expenses in connection with the issuance and distribution of its Common Stock in the Offering:

         Underwriting Discounts and Commissions................................................$ 1,230,000
         Expenses paid to or for Underwriters.................................................     100,000
         Other Expenses........................................................................  1,062,000
                                                                                                ----------

         Total Expenses.........................................................................$2,392,000
                                                                                                ==========

           All payments of expenses were direct or indirect payments to persons other than directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.

           The Company used the net proceeds of the Offering ($14,108,000) for the following purposes:

         Purchase of Advanced Electromagnetics Inc. (partial)................................$    450,000
         Temporary Investments (Dreyfus Treasury Cash
            Management Fund).................................................................  13,658,000
                                                                                              -----------
         Net Proceeds of the Offering.........................................................$14,108,000
                                                                                              ===========

ITEM 6.  SELECTED FINANCIAL DATA


Consolidated Statement of Operations Data:
(amounts in thousands, except per share data)                            December 31,
                                                         1997          1996         1995           1994           1993
                                                         ----          ----         ----           ----           ----

Revenues                                               $22,055        10,404       $ 8,299       $ 7,171        $ 3,003
Cost of revenues                                        13,227         6,450         5,446         5,265          1,209
                                                       -------       -------       -------       -------        -------
Gross profit                                             8,828         3,954         2,853         1,906          1,794
General and administrative                               1,552         1,315           864           989            737
Sales and marketing                                      1,527           791           994           786            265
Research and development                                 1,228           581           239           237             89
                                                       -------       -------       -------       -------        -------

Operating income (loss)                                  4,521         1,267           756          (106)           703
Other income                                               379             3            38            71             38
                                                       -------       -------       -------       -------        -------

Income (loss) before income taxes                        4,900         1,270           794           (35)           741
Income tax expense (benefit)                             1,774           439           301          (119)           388
                                                       -------       -------       -------       -------        -------

Net income                                             $ 3,126       $   831       $   493       $    84        $   353
                                                       =======       =======       =======       =======        =======

Basic earnings per share                               $  0.61       $  0.21       $  0.12       $  0.02        $  0.09
                                                       =======       =======       =======       =======        =======

Diluted earnings per share                             $  0.60       $  0.21       $  0.12       $  0.02        $  0.09
                                                       =======       =======       =======       =======        =======


Consolidated Balance Sheet Data:
(amounts in thousands)                                                            December 31,
                                                                                  ------------
                                                          1997          1996          1995          1994           1993
                                                          ----          ----          ----          ----           ----
Working capital                                        $19,635       $ 3,270       $ 3,875       $ 3,300        $   768
Total assets                                            28,654         9,903         6,799         7,674          2,758
Total long term debt                                     2,909         2,722         3,220         3,129            164
Stockholder's equity                                    19,093         1,859         1,028           535            451


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Revenues. Revenues for the year ended December 31, 1997 were $22.1 million compared to $10.4 million for the year ended December 31, 1996, an increase of approximately $11.7 million or 112%. Revenues from microwave test and measurement accounted for all of this increase. Approximately $7.2 million of the increase was attributable to the aerospace/defense industry which resulted from an improvement in the Company's ability to capture opportunities within that industry (significantly as a result of the acquisition of Flam and Russell in June 1996) with some growth in the industry's domestic commercial sector. Approximately $3.9 million of the increase was attributable to the wireless communications industry, with $.7 million attributable to the satellite industry. The automotive industry declined by $.1 million. AEMI revenues of approximately $2.8 million recorded since the June 17, 1997 acquisition are included in the above amounts.

         Cost of revenues. Cost of revenues for the year ended December 31, 1997 were $13.2 million compared to $6.5 million for the year ended December 31, 1996, an increase of approximately $6.7 million or 105%. Gross margins rose from 38% for the year ended December 31, 1996 to 40% for the year ended December 31, 1997, as a result of increased efficiencies in the Company's solution, design, production and installation stages, as well as increasing use of the Company's standard off-the-shelf components in its turnkey systems, plus an increased role for higher margin software sales, and the addition of AEMI's high gross margin products since June 17, 1997.

         General and administrative expenses. General and administrative expenses for the year ended December 31, 1997 were $1,552,000 compared to $1,315,000 for the year ended December 31, 1996, an increase of approximately $237,000 or 18%. AEMI accounts for approximately $254,000 of this increase, and is offset by a slight decrease in Orbit Advanced Technology Inc.'s general and administrative expenses. As a percentage of revenues, general and administrative expenses decreased from 12.6% for the year ended December 31, 1996 to 7% for the year ended December 31, 1997 due to an increase in revenues without a corresponding increase in general and administrative expenses.

         Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 1997 were $1,527,000 compared to $791,000 for the year ended December 31, 1996, an increase of approximately $736,000 or 93%. As a percentage of revenues, sales and marketing expenses were 6.9% for the year ended December 31, 1997, a decrease from 7.6% for the year ended December 31, 1996. Approximately $226,000 of this increase represents higher commissions due to increased sales, while approximately $196,000 of this increase is attributable to AEMI. The opening of the European office accounts for another $86,000, while the remaining $228,000 reflects increased sales force and marketing activity around the world.

         Research and development expenses. Research and development expenses for the year ended December 31, 1997 were $1,228,000 compared to $581,000 for the year ended December 31, 1996, an increase of $647,000 or 111%. This increase reflected the additional development and improvement of the Company's software and hardware products for the Company's solutions for the wireless, automotive, satellite and aerospace markets.

           Other Income. Other income for the year increased $376,000 due principally to the interest earnings on the initial public offering funds.

         Income taxes. Income tax expense for the year ended December 31, 1997 was $1,774,000 compared to $439,000 for the year ended December 31, 1996, an increase of $1,335,000. The Company's effective tax rate increased slightly from 35% for the year ended December 31, 1996 to 36% for the year ended December 31, 1997 due to a lower proportion of the Company's income being generated by its operations in Israel where the tax rate is lower.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

            Revenues. Revenues for 1996 were $10.4 million compared to $8.3 million in 1995, an increase of approximately $2.1 million or 25.3%. Revenues from microwave test and measurement for 1996 were $10.3 million compared to $8.0 million in 1995, an increase of approximately $2.3 million or 28.9%. Approximately $1.2 million of the increase was attributable to Flam & Russell's backlog at the time of the acquisition. The Company's initiation of sales of microwave test and measurement systems to manufacturers of "smart" automobiles contributed $600,000 to the growth in revenues, and the balance of the increase was attributable to sales in the wireless communications and satellite industries.

Commission revenues from non-microwave test and measurement decreased $205,000 from the prior year as the Company began to phase out the sale of such systems.

            Cost of revenues. Cost of revenues for 1996 were $6.5 million compared to $5.4 million in 1995, an increase of approximately $1.1 million or 20.4%. As a percentage of microwave test and measurement revenues, cost of revenues decreased to 62.8% in 1996 from 68.4% in 1995. This increase in gross margin reflected improved efficiencies in the proposal, production and delivery stages of providing turnkey systems and illustrated the Company's shift to the sale of standard systems and proprietary off-the-shelf products. The increased gross margin was partially offset by an increase of approximately $1.0 million in the sale of third-party products used as components in the Company's test and measurement systems. These third-party products generally have a lower gross margin than the Company's systems and products.

            General and administrative expenses. General and administrative expenses for 1996 were $1.3 million compared to $864,000 in 1995, an increase of approximately $436,000 or 50.5%. As a percentage of revenues, general and administrative expenses were 12.6% in 1996 and 10.4% in 1995. Approximately $196,000 of this increase was the result of the expansion and centralization of the administrative and finance functions related to the growth of the Company. Approximately $162,000 of this increase was due to the acquisition of Flam & Russell in June 1996, which included certain transition costs and temporary redundancies, and approximately $82,000 of the increase was attributable to legal and accounting fees.

            Sales and marketing expenses. Sales and marketing expenses for 1996 were $791,000 compared to $994,000 in 1995, a decrease of approximately $203,000 or 20.4%. As a percentage of revenues, sales and marketing expenses were 7.6% in 1996 and 12.0% in 1995. This decrease was the result of the Company's decision during 1996 to consolidate its sales and marketing operations at the Company's headquarters in Horsham, Pennsylvania as well as lower commissions negotiated with some of the Company's independent sales representatives in the Far East, which aggregated approximately $290,000, and lower expenditures on marketing and advertising of approximately $28,000. This decrease was partially offset by an increase in the Company's direct sales force and marketing personnel resulting from the acquisition of Flam & Russell and a decision to expand the Company's direct sales force in the United States which together increased sales and marketing expenses by approximately $115,000.

            Research and development expenses. Research and development expenses for 1996 were $581,000 compared to $239,000 in 1995, an increase of $342,000 or 143.1%. The increase reflected the additional research and development relating to the modification of the Flam & Russell software to support the Company's hardware products of approximately $35,000, the software development required to support the needs of the Company's test and measurement systems for the "smart" automobile and wireless communications industries of approximately $239,000 and additional funds spent on porting the Company's software products to Windows 95 of approximately $68,000.

            Other income. Other income decreased $35,000 in 1996 from 1995 principally as a result of higher interest expense in 1996.

            Income taxes. Income tax expense for 1996 was $439,000 compared to $301,000 in 1995, an increase of $138,000. The Company's effective tax rate decreased from 37.9% in 1995 to 34.6% in 1996, as a result of a greater percentage of the Company's income being generated from its subsidiary in Israel where the tax rate is lower.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has satisfied its working capital requirements through cash flows from its operations. The Company has two working capital bank lines of credit aggregating $2,150,000, which were increased in June 1997 from $1,150,000. At December 31, 1997, no amounts under these lines were outstanding. These lines of credit are renewable annually in April, bear interest at rates ranging from 0.5% to 1.5% over the bank's prime rate and are secured by accounts receivable. The line of credit agreements require the Company to comply with certain financial performance covenants of which the Company was in compliance at December 31, 1997. At December 31, 1997, the Note Payable to Parent of $2,722,000 represented a non-interest bearing promissory note owed by ORBIT/FR Engineering, Ltd. (the Company's Israeli subsidiary) to Orbit-Alchut Technologies, Ltd., the majority shareholder of the Company, for the transfer by Alchut of working capital at the end of 1996. The note is due on December 31, 1999.

         Net cash provided by operating activities for the year amounted to $1,137,000 in 1997 versus $1,119,000 in 1996. Major components of cash provided by operating activities in 1997 compared to 1996 were an increase in net income to $3,126,000 in 1997 from $831,000 in 1996, offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts ($1,949,000), and a decrease in billings in excess of costs and estimated earnings on uncompleted contracts ($746,000).

         Net cash used in investing activities decreased to $745,000 in 1997 from $922,000 in 1996. This decrease was principally due to actual cash outlays for the net assets acquired in the Flam and Russell acquisition in 1996, exceeding those of the AEMI acquisition in 1997 by approximately $199,000.

         Net cash provided by financing activities in 1997 amounted to $14,108,000 versus $648,000 used in 1996. This change is mainly due to the net proceeds raised in connection with the Company's initial public offering net of offering expenses paid.

         During the quarter ended June 30, 1997, the Company incurred an obligation of $1,204,000 for the AEMI acquisition of which $450,000 was paid on June 20, 1997. The remaining AEMI purchase price of $754,000 is payable in cash ($152,000) and common shares at the initial public offering price of $8.25 per share ($602,000). The payment was completed in February 1998.

         During 1997, the Company also incurred capital expenditures of approximately $371,000, a portion of which was used to establish the Company's European office, along with improving the Company's hardware and software tools, and by investing in information systems for the Company and its subsidiaries.

         The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the year ended December 31, 1997, approximately 1% of the Company's revenues was billed in currencies other than U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to Alchut, have been, and will continue to be, U.S. dollar-denominated except for wages for Engineering employees which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

         The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

IMPACT OF YEAR 2000

         Some of the Company's older computer systems were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total year 2000 project cost is estimated to be less than $75,000. The project is estimated to be completed no later than June 30, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company.

         The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         During June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130") and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), both of which are required to be adopted on January 1, 1998. SFAS 130 requires financial statement reporting of all non-owner related changes in equity for the periods presented. SFAS 131 requires disclosure about revenue, earnings and other financial information pertaining to business segments by which a company is managed, as well as factors used by management to determine segments. The Company believes the adoption of SFAS 130 will have no effect on its financial reporting and is currently evaluating the requirements of SFAS 131 to determine the impact it will have on financial statement disclosures.

CERTAIN FACTORS

         Certain information contained in this Form 10-K contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in Item 1. "Business", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and those set forth below.

         RAPID TECHNOLOGICAL CHANGE. The microwave test and measurement industry is characterized by rapid technological change. The Company's future success will depend upon its ability continually to enhance its current products and to develop and introduce new products that keep pace with the increasingly sophisticated needs of its customers and the technological advancements of its competitors. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that will adequately meet the requirements of the marketplace.

         DEPENDENCE ON PROPRIETARY TECHNOLOGY. The Company's success is heavily dependent upon its proprietary technology. The Company does not currently have any material patents and relies principally on trade secret and copyright laws to protect its technology. However, there can be no assurance that these steps will prevent misappropriation of its technology. Moreover, third parties could independently develop technologies that compete with the Company's technologies. Although the Company believes that its products and proprietary rights do not infringe patents and proprietary rights of third parties, there can be no assurance that infringement claims, regardless of merit, will not be asserted against the Company. In addition, effective copyright and trade secret protection of the Company's proprietary technology may be unavailable or limited in certain foreign countries.

         RISKS ASSOCIATED WITH ACQUISITIONS. In the normal course of business, the Company evaluates potential acquisitions that would complement or expand its business. The Company entered into an agreement to acquire the net assets of RDL, Inc. ("RDL"). There can be no assurance that the Company will complete the acquisition of RDL. There can also be no assurance that the Company will be able to successfully integrate the business and operations of RDL or any other business acquired in the future. There can be no assurance that the Company will not incur disruptions and unexpected expenses in integrating such acquisitions. In attempting to make acquisitions, the Company often competes with other potential acquirers, many of which have greater financial and operational resources. Furthermore, the process of evaluating, negotiating, financing and integrating acquisitions may divert management time and resources. There can be no assurance that any acquisition, when consummated, will not materially adversely affect the Company's business, operating results or financial condition.

         DEPENDENCE ON ALCHUT; OPERATIONS IN ISRAEL. The Company maintains and will continue to maintain a number of relationships with Alchut, the major stockholder of the Company. Alchut is the Company's principal subcontractor for electro-mechanical production, primarily in connection with the production of positioners. In addition, Alchut provides general and administrative services for the Company's operations in Israel. Effective January 1, 1998, the Company and Alchut entered into an agreement under which Alchut will continue to provide these services for at least one year. Alchut maintains its production operations, and the Company maintains part of its engineering operations, in Israel. As A result, the Company may be directly influenced by the political, economic and military conditions affecting Israel.

         RISKS OF FIXED-PRICE CONTRACTS. Virtually all of the Company's contracts for its systems and products are on a fixed-price basis. The profitability of such contracts is subject to inherent uncertainties as to the cost of completion. In addition to possible errors or omissions in making initial estimates, cost overruns may be incurred as a result of unforeseen obstacles, including both physical conditions and unexpected problems in engineering, design or testing. Since the Company's business may at certain times be concentrated in a limited number of large contracts, a significant cost overrun on any one contract could have a material adverse effect on the Company's business, operating results and financial condition.

         RISKS ASSOCIATED WITH ENTERING NEW MARKETS. The Company has identified and is evaluating whether to enter into certain complementary markets. The Company's success in these markets will depend on, among other factors, the Company's ability to identify markets and develop technologies for such markets on a timely basis, hire and retain skilled management, financial, marketing and engineering personnel, successfully manage growth and obtain capital sufficient to finance such expansion. There can be no assurance that the Company will successfully enter these markets.

         MANAGEMENT OF GROWTH. The Company is currently experiencing a period of rapid growth in the number and complexity of products and in the number of personnel. In addition, the Company believes that continued growth will be required to maintain the Company's competitive position. The Company's rapid growth, coupled with the rapid evolution of the Company's markets, has placed, and is likely to continue to place, significant strains on its management, administrative, operating and financial resources, as well as increased demands on its internal systems, procedures and controls. The Company's ability to manage recent and future growth will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis, to implement new systems as necessary and to expand, train, motivate and manage its sales and technical personnel. There can be no assurance that the Company will be able to manage its growth successfully. Failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

         RISKS ASSOCIATED WITH INTERNATIONAL SALES. In 1997, international sales comprised approximately 45% of the Company's total sales, and the Company expects its international business to continue to account for a material part of its revenues. International sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. There can be no assurance that the Company will be able to continue to compete successfully in international markets or that its international sales will be profitable Approximately 99% of the Company's sales in 1997 were denominated in U.S. dollars. Accordingly, the Company believes that it does not have significant exposure to fluctuations in currency. However, fluctuations in currency could adversely affect the Company's customers.

         POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. The Company's operating results have varied from quarter to quarter in the past and may vary significantly in the future depending on factors such as the size and timing of significant contracts, the mix of third party products and the Company's proprietary products included in a particular contract, customers' budgetary constraints, increased competition, the timing of new product announcements and changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products, changes in operating expenses and changes in general economic factors. The Company's expense levels are based, in part, on its expectations as to future revenue levels. If the Company's revenue levels were to be below expectations, the Company's operating results would likely be materially adversely affected.

         DEPENDENCE ON QUALIFIED TECHNICAL PERSONNEL. The Company's operating results depend in large part upon the efforts of its microwave, software and systems engineers. The success of the Company's business therefore depends on its ability to attract and retain engineers and other technical personnel. There are a limited number of microwave engineers, and such individuals are sought both by microwave test and measurement companies such as the Company and by manufacturers of wireless products and telecommunications service providers. Competition for such personnel is intense. The Company has at times experienced difficulty in recruiting and retaining technical personnel, and there can be no assurance that the Company will not experience difficulties in the future in attracting and in retaining technical personnel.

         DEPENDENCE ON KEY PERSONNEL. The success of the Company depends to a significant degree upon the contribution of its executive officers and other key personnel, including Aryeh Trabelsi, the Company's President and Chief Executive Officer. Other than Mr. Trabelsi, none of the Company's executive officers has an employment agreement with the Company other than an agreement terminable upon 90 days notice. There can be no assurance that the Company will be able to retain its managerial and other key personnel or to attract additional managerial and other key personnel if required.

         PRODUCT LIABILITY; RISK OF PRODUCT DEFECTS. The sale of products and systems by the Company may entail the risk of product liability and related claims. A product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition. Complex software and system products, such as those offered by the Company, may contain defects or failures when introduced or when new versions are released. There can be no assurance that, despite testing by the Company, errors will not be found in new products after commencement of commercial shipments, resulting in loss of market share or failure to achieve market acceptance. The Company maintains product liability insurance in the amount of $5.0 million and errors and omissions insurance in the amount of $1.0 million, although there can be no assurance that such coverage will be applicable to a particular claim or that the amounts of such insurance will be adequate if the Company experiences a significant claim. Although the Company has not experienced any significant claims to date related to its systems or products, the occurrence of such a claim could have a material adverse effect upon the Company's business, operating results and financial condition.

         COMPETITION. The market for automated microwave test and measurement products, systems and services is highly competitive and is characterized by continuing advances in products and technologies. In general, competition in this market comes from major microwave test and measurement vendors, some of which have a longer operating history, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. These companies also have established relationships with current and potential customers of the Company. The Company also competes, on a limited basis, with the internal development groups of its existing and potential customers, who may design and develop parts of their own microwave test and measurement systems. The Company's business, operating results and financial condition could be materially adversely affected by such competition.

         FLUCTUATIONS IN CAPITAL SPENDING. The Company is dependent upon the wireless communications, satellite, automotive and aerospace/defense industries. Because these industries are characterized by technological change, pricing and gross margin pressure and, particularly in the aerospace/defense industry, government budget constraints, they have from time to time experienced sudden economic downturns. During these periods, capital spending is frequently curtailed and the number of design projects often decreases. Since the Company's sales are dependent upon capital spending trends and new design projects, negative factors affecting these industries could have a material adverse effect on the Company's business, operating results and financial condition.

         NO DIVIDENDS. The Company has never paid cash dividends on its Common Stock and does not anticipate that any cash dividends will be declared or paid in the foreseeable future.

         ISSUANCE OF PREFERRED STOCK AND COMMON STOCK; ANTI-TAKEOVER PROVISIONS. Pursuant to its Amended and Restated Certificate of Incorporation, the Company has an authorized class of 2,000,000 shares of Preferred Stock which may be issued by the Board of Directors with such terms and such rights, preferences and designations as the Board may determine and without any vote of the stockholders, unless otherwise required by law. Issuance of such Preferred Stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of the Company. Issuance of additional shares Common Stock could result in dilution of the voting power of the Common Stock purchased in this offering. In addition, certain "anti-takeover" provisions of the Delaware General Corporation Law (the "DGCL") among other things, may restrict the ability of the stockholders to approve a merger or business combination or obtain control of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements are set forth in this report beginning on page
F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE RGISTRANT

         Incorporated by reference from the Company's 1998 Proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K, except information concerning Certain Executive Officers and Key Employees which is set forth in
Item 4.1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

         Incorporated by reference from the Company's 1998 Proxy Statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

ITEM 12.  SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference from the Company's 1998 Proxy Statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the Company's 1998 Proxy Statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS FORM 8-K

         (a)(1)  Financial Statements

                           Independent Auditors Report

                           Consolidated Balance Sheets at December 31, 1997 and 1996

                           Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995

                           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995

                           Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995

                           Notes to Consolidated Financial Statements

         (a)(3)  Exhibits

                           The exhibits filed as part of this report are listed under exhibits as subsection (c)of this Item 14

         (b)     Current Reports on Form 8-K

                           No report on form 8-K was filed on behalf of the Registrant during the last quarter of the period covered by this report

         (c)     Exhibits

                  2.1 Stock Purchase Agreement dated March 31, 1997 by and among Advanced Electromagnetics, Inc., Anechoic Systems, Inc., Gabriel A. Sanchez, Barbara Sanchez and the Company. (1)

                  2.2 Share Exchange Agreement dated December 31, 1996 by and among Orbit-Alchut Technologies, Ltd., Orbit Advanced Systems, Ltd. And the Company. (1)

                  2.3 Asset Acquisition Agreement dated December 31, 1996 by and between Orbit-Alchut Technologies, Ltd. and Orbit F.R. Engineering, Ltd. (1)

                  2.4 Inventory Acquisition Agreement dated January 1, 1997 by and between Orbit-Alchut Technologies, Ltd. and Orbit F.R. Engineering, Ltd. (1)

                  2.5 Stock Purchase Agreement dated June 28, 1996 by and among Orbit Advanced Technologies, Inc., The Samuel
                           T. Russell Trust, Richard P. Flam, Rickey E. Hartman, Lois A. R. Charles, Dorothy Russell, John Aubin, Norman D. Kegg and Flam & Russell, Inc. (1)

                  3.1 Amended and Restated Certificate of Incorporation of the Company. (2)

                  3.2      Bylaws of the Company. (2)

                  4.1      Specimen Common Stock Certificate of the Company. (2)

                  10.1 Employment Agreement dated February 15, 1997 by and between the Company and Aryeh Trabelsi. (1)

                  10.2 Employment Agreement dated January 1, 1997 by and between the Company and Moshe Pinkasy. (1)

                  10.3     1997 Equity Incentive Plan. (1)

                  10.4 Services Agreement dated January 1, 1997 by and among Orbit-Alchut Technologies, Ltd., Orbit F.R. Engineering, Ltd. and the Company. (1)

                  21.1     Subsidiaries of the Registrant. (3)

                  24.1     Power of Attorney (included on signature page).

                  27.1     Financial Data Schedule (electronic filing only).






                  (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on April 11, 1997

                  (2) Incorporated by reference to Amendment 1 of the Company's Registration Statement on Form S-1, filed with the Commission on May 19, 1997

                  (3) Incorporated by reference to Amendment 2 of the Company's Registration Statement on Form S-1, filed with the Commission on June 5, 1997

                                 ORBIT/FR, INC.
                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        ORBIT/FR, INC

                                            /s/ Aryeh Trabelsi
Date: March 26, 1998                        ------------------------------------
                                            Aryeh Trabelsi, President and
                                            Chief Executive Officer

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Aryeh Trabelsi and Joseph Aviv and each of them, his true and lawful attorney-in-fact and agent with full power of substitution or resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documentation in connection therewith, with the Securities and Exchange Commission , granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 26th day of March, 1998.



Name                                                 Title
----                                                 -----
/s/ Joseph Sullivan
----------------------------                         Director of Finance and Treasurer
Joseph Sullivan                                      (principal accounting and financial officer)

/s/ Aryeh Trabelsi
----------------------------                         President, Chief Executive Officer and Director
Aryeh Trabelsi                                       (Principle executive officer)

/s/ Joseph Aviv
----------------------------                         Director
Joseph Aviv

/s/ David Ben-Bassat
----------------------------                         Director
David Ben-Bassat

/s/ Eric Haskell
----------------------------                         Director
Eric Haskell

/s/ Shimon Alon
----------------------------                         Director
Shimon Alon

/s/ Zeev Stein
----------------------------                         Director
Zeev Stein

                         Report of Independent Auditors


Stockholders and Board of Directors
ORBIT/FR, Inc.

We have audited the accompanying consolidated balance sheets of ORBIT/FR, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ORBIT/FR, Inc. at December 31, 1997 and 1996, and the consolidated results of operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted auditing standards.



                                                           /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 3, 1998

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                           DECEMBER 31,

                                                                                       1997           1996
                                                                                       ----           ----

                                                          ASSETS

Current assets:
   Cash and cash equivalents                                                          $14,825       $   325
   Accounts receivable, less allowance of $116 and $0                                   5,887         4,865
     in 1997 and 1996, respectively
   Inventory                                                                            2,269         2,241
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                           2,522           573
   Deferred income taxes                                                                  455           382
   Other                                                                                  281           206
                                                                                      -------       -------
     Total current assets                                                              26,239         8,592

Property and equipment, net                                                             1,184           994
Cost in excess of net assets acquired, less
   accumulated amortization of $22 in 1997                                                852            --
Purchased software, less accumulated amortization
   of $105 and $35 in 1997 and 1996, respectively                                         247           317
Other                                                                                     132            --
                                                                                      -------       -------
     Total assets                                                                     $28,654       $ 9,903
                                                                                      =======       =======

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                   $ 1,031       $   671
   Accounts payable--Parent                                                               905         1,052
   Accrued expenses                                                                     2,679         1,552
   Income taxes payable                                                                   719            73
   Customer advances                                                                      190           359
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                             185           932
   Deferred income taxes                                                                  895           683
                                                                                      -------       -------
     Total current liabilities                                                          6,604         5,322

Note payable to Parent                                                                  2,722         2,722
Other                                                                                     235            --
                                                                                      -------       -------
Total liabilities                                                                       9,561         8,044

Stockholders' equity:
Preferred stock: $.01 par value:
     Authorized shares--2,000,000
     Issued and outstanding shares--none                                                   --            --
Common stock: $.01 par value:
     Authorized shares--10,000,000
     Issued and outstanding shares--6,000,000 and
        4,000,000 in 1997 and 1996, respectively                                           60            40
Additional paid-in capital                                                             14,538           450
Retained earnings                                                                       4,495         1,369
                                                                                      -------       -------
     Total stockholders' equity                                                        19,093         1,859
                                                                                      -------       -------

     Total liabilities and stockholders' equity                                       $28,654       $ 9,903
                                                                                      =======       =======


                             See accompanying notes.

                                 ORBIT/FR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)





                                           YEAR ENDED DECEMBER 31,
                                           -----------------------

                                      1997          1996          1995
                                      ----          ----          ----
Contract revenues                   $22,055       $10,267       $ 7,957
Commission revenues                      --           137           342
                                    -------       -------       -------
   Total revenues                    22,055        10,404         8,299
Cost of revenues                     13,227         6,450         5,446
                                    -------       -------       -------
Gross profit                          8,828         3,954         2,853
Operating expenses:
   General and administrative         1,552         1,315           864
   Sales and marketing                1,527           791           994
   Research and development           1,228           581           239
                                    -------       -------       -------
Total operating expenses              4,307         2,687         2,097
                                    -------       -------       -------
Operating income                      4,521         1,267           756
Other income, net                       379             3            38
                                    -------       -------       -------
Income before income taxes            4,900         1,270           794
Income tax expense                    1,774           439           301
                                    -------       -------       -------
Net income                          $ 3,126       $   831       $   493
                                    =======       =======       =======
Basic earnings per share            $   .61       $   .21       $   .12
                                    =======       =======       =======
Diluted earnings per share          $   .60       $   .21       $   .12
                                    =======       =======       =======







                             See accompanying notes.

                                 ORBIT/FR, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                           Common Stock
                                                      --------------------     Additional                Parent's       Total
                                                      Number of                Paid-In      Retained     Equity in   Stockholders'
                                                       Shares       Amount     Capital      Earnings     Division       Equity
                                                       ------       ------     -------      --------     --------       ------
Balance, December 31, 1994                            4,000,000   $      40   $     (30)   $     387    $     138     $     535
  Net income                                                 --          --          --          581          (88)          493
                                                      ---------    --------   ---------    ---------    ---------      --------
Balance, December 31, 1995                            4,000,000          40         (30)         968           50         1,028
  Net income                                                 --          --          --          401          430           831
  Parent's equity in division
     contributed to paid-in capital                          --          --         480           --         (480)           --
                                                      ---------    --------   ---------    ---------    ---------      --------
Balance, December 31, 1996                            4,000,000          40         450        1,369           --         1,859
  Issuance of shares in initial public offering
     at $8.25 per share (net of offering costs)       2,000,000          20      14,088                                  14,108
  Net income                                                 --          --          --        3,126           --         3,126
                                                      ---------   ---------   ---------    ---------    ---------     ---------
Balance, December 31, 1997                            6,000,000   $      60   $  14,538    $   4,495    $       0     $  19,093
                                                      =========   =========   =========    =========    =========     =========



                             See accompanying notes.

                                 ORBIT/FR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)



                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                                     1997            1996             1995
                                                                     ----            ----             ----

Cash flows from operating activities:
Net income                                                         $  3,126        $    831        $    493
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
   Depreciation                                                         347             180             120
   Amortization                                                          92              35              --
   Deferred income tax provision                                        200             210             216
   Allowance for anticipated losses on uncompleted contracts             --              --            (145)
   Changes in operating assets and liabilities
     (net of effects of acquisitions):
       Accounts receivable                                             (647)         (2,322)            482
       Inventory                                                        306             627              55
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                       (1,949)            421             (12)
       Other                                                           (172)            (57)            (26)
       Accounts payable and accrued expenses                            352             205              30
       Accounts payable--Parent                                        (147)            868          (1,730)
       Income taxes payable                                             641             (64)           (113)
       Customer advances                                               (169)            164             195
       Billings in excess of costs and estimated earnings on
         uncompleted contracts                                         (746)             21             145
       Other liabilities                                                (97)             --
                                                                   --------        --------        --------
Net cash provided by (used in) operating activities                   1,137           1,119            (290)

Cash flows from investing activities:
Purchase of property and equipment                                     (371)           (349)           (128)
Purchase of net assets through businesses acquired,
  net of cash acquired                                                 (374)           (573)             --
                                                                   --------        --------        --------
Net cash used in investing activities                                  (745)           (922)           (128)

Cash flows from financing activities:
Proceeds from issuance of common stock in initial
  public offering, net of offering costs                             14,108              --              --
Borrowings on line of credit                                             --           1,150              --
Net (repayments) proceeds of  note payable--Parent                       --            (498)             91
Repayments on line of credit                                             --          (1,300)             --
                                                                   --------        --------        --------
Net cash provided by (used in) financing activities                  14,108            (648)             91
                                                                   --------        --------        --------

Net increase (decrease) in cash and cash equivalents                 14,500            (451)           (327)
Cash and cash equivalents at beginning of year                          325             776           1,103
                                                                   --------        --------        --------
Cash and cash equivalents at end of year                           $ 14,825        $    325        $    776
                                                                   ========        ========        ========

Supplemental disclosures of cash flow information:

Cash paid during the year for income taxes                         $    893        $     75        $    309
                                                                   ========        ========        ========

Cash paid during the year for interest                             $      7        $     16        $     --
                                                                   ========        ========        ========

Purchase price payable relating to AEMI                            $    754        $     --        $     --
                                                                   ========        ========        ========




                             See accompanying notes.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ownership and Basis of Presentation

         ORBIT/FR, Inc. (the "Company"), was incorporated in Delaware on December 9, 1996, as a wholly-owned subsidiary of Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation (hereinafter referred to as the "Parent"). The Company develops, markets, and supports sophisticated automated microwave test and measurement systems for wireless communications, satellite, automotive, and aerospace/defense industries and manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems. The Company sells its products to customers throughout Asia, Europe, Israel, and North and South America.

         On December 31, 1996, as part of a corporate restructuring and in exchange for 4,000,000 shares of the Company, the Parent transferred or caused to be transferred to the Company, all of its issued and outstanding shares of two of its subsidiaries, Orbit Advanced Technologies, Inc. ("Technologies"), a Delaware corporation established in 1985, and Orbit F.R. Engineering, Ltd. ("Engineering"), an Israeli company incorporated on December 29, 1996. Both of these subsidiaries are responsible for the microwave test and measurement business. Prior to its incorporation on December 29, 1996, Engineering operated as a separate division of the Parent. Effective January 1, 1997, the employees in the microwave test and measurement division of the Parent became employees of Engineering. The consolidated results of the Company reflect Technologies and Engineering on an as-if pooled basis for businesses under common control for 1996 and 1995. Further, the recapitalization of these businesses on December 31, 1996 has retroactively been restated for 1996 and 1995.

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

Cash and Cash Equivalents

         The Company generally classifies as cash equivalents all highly liquid instruments with original maturities of three months or less at the time of purchase.

Inventory

         Inventory is stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

         Property and equipment are recorded at cost. Depreciation is computed on accelerated methods for both financial reporting and income tax purposes over the estimated useful lives as follows: office equipment -- 5-7 years; lab equipment -- 5 years; furniture and fixtures -- 7 years; transportation equipment -- 5 years; leasehold improvements -- 5 years.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Purchased Software

         Purchased software is being amortized on a straight-line basis over five years.

Cost in Excess of Net Assets Acquired

         Cost in excess of net assets acquired represents the excess of costs over the fair value of the net assets of AEMI (Note 14) and are being amortized on a straight line basis over twenty years. The carrying value of cost in excess of net assets acquired is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If such an event occurred, the Company would prepare projections of future results of operations for the remaining amortization period. If such projections indicated that the cost in excess of net assets acquired would not be recoverable, as determined based on future undiscounted cash flows of the net asset, the Company's carrying value of cost in excess of net assets acquired would be reduced to fair value.

Revenue and Cost Recognition

         The Company's principal sources of contract revenues are from engineering and design services and the production of electro-mechanical equipment. Revenues from long-term fixed-price development contracts performed principally under the Company's control are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract when such costs can be reasonably estimated. Contract costs include all direct material, labor and subcontractor costs and those indirect costs related to contract performance such as indirect labor, supplies and tool costs. General and administrative costs are charged to expense as incurred. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined. Revenues from electro-mechanical equipment sold to customers which are not part of a larger contract are recognized when the contract is substantially completed. Revenues recognized in excess of amounts billed are classified under current assets as costs and estimated earnings in excess of billings on uncompleted contracts. Amounts received from clients in excess of revenues recognized to date are classified under current liabilities as billings in excess of costs and estimated earnings on uncompleted contracts.

Research and Development

         Internally funded research and development costs are charged to operations as incurred. Included in cost of revenues is customer funded research and development costs of approximately $628, $520, and $482 for the years ended December 31, 1997, 1996, and 1995, respectively.

Concentrations of Credit Risk

         Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of accounts receivable and cash. To reduce credit risk relating to the Company's sales in the U.S. and overseas, the Company performs ongoing credit evaluations of its commercial customers' financial condition, but generally does not require collateral for government and domestic commercial customers. For its foreign commercial customers, the Company generally requires irrevocable letters of credit in the amount of the total contract. At December 31, 1997, an irrevocable letter of credit was posted for one of the Company's foreign customers.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Warranty Expense

         The Company provides for warranty costs on sales of its own product. Product warranty periods vary, but generally extend for one year from the date of sale.

Income Taxes

         The Company uses the liability method to account for income taxes. Accordingly, deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts reportable for income tax purposes. The Company files a consolidated federal income tax return with its domestic subsidiaries.

Foreign Currency Translation

         The Company's foreign operations' functional currency is the U.S. dollar. Foreign currency transaction gains and losses, which are not material, are recognized currently in the consolidated statements of operations.

         For the year ended December 31, 1997, approximately 1% of the Company's revenue was billed in currencies other than the U.S. dollar. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been U.S. dollar denominated transactions.

Earnings per Share

         During 1997 the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS 128") which has been adopted for the year ended December 31, 1997. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. Earnings per share amounts for all periods have been restated to conform with SFAS 128 requirements.

Stock Based Compensation

         The company has elected to follow APB Opinion No. 25 Accounting for Stock Issued to Employees, ("APB 25") and the related interpretations in accounting for its stock based compensation plans. Note 15 includes the required disclosures and pro forma information provided under FASB Statement No. 123 Accounting for Stock-Based Compensation, ("SFAS 123"). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying common stock at the date of grant, no compensation expense is recognized.

Fair Value of Financial Instruments

         Cash, accounts receivable, other current assets, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities. Based upon the borrowing rates currently available to the Company, the fair value of the Company's note payable to Parent is approximately $3 million.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impact of Recent Accounting Pronouncements

         During June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130") and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), both of which are required to be adopted on January 1, 1998. SFAS 130 requires financial statement reporting of all non-owner related changes in equity for the periods presented. SFAS 131 requires disclosure about revenue, earnings and other financial information pertaining to business segments by which a company is managed, as well as factors used by management to determine segments. The Company believes the adoption of SFAS 130 will have no effect on its financial reporting and is currently evaluating the requirements of SFAS 131 to determine the impact it will have on financial statement disclosures.

2.  EARNINGS PER SHARE

         The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                     1997              1996           1995
                                                                     ----              ----           ----
         Net income used in basic earnings per share                $3,126            $  831         $   493
                                                                    ======            ======         =======

         Weighted average number of common shares
           used in basic earnings per share                          5,102             4,000           4,000

         Effect of dilutive securities:  stock options                 149               -0-             -0-
                                                                    ------            ------         -------

         Weighted number of common shares and
           diluted potential common stock used in
           diluted earnings per share                                5,251             4,000           4,000
                                                                    ======            ======         =======

3.  INVENTORY

   Inventory consists of the following:

                                DECEMBER 31,
                             1997         1996
                             ----         ----
Work-in-process            $  874       $1,211
Parts and components        1,395        1,030
                           ------       ------
                           $2,269       $2,241
                           ======       ======

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


4.  PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                         DECEMBER 31,
                                      1997         1996
                                    ------       ------
Office equipment                    $  411       $  173
Lab and computer equipment           1,378        1,151
Transportation equipment               163          163
Furniture and fixtures                  53           44
Leasehold improvements                  67            4
                                    ------       ------
                                     2,072        1,535
Less accumulated depreciation          888          541
                                    ------       ------
Property and equipment, net         $1,184       $  994
                                    ======       ======


5.  ACCRUED EXPENSES

   Accrued expenses consists of the following:

                                                  DECEMBER 31,
                                                1997         1996
                                              ------       ------
Purchase price payable relating to AEMI       $  754       $   --
Accrued contract costs                           708          414
Accrued compensation                             580          436
Accrued commissions                              186           92
Accrued royalties                                106           87
Accrued warranty                                  57           81
Other                                            288          167
Purchase price payable relating to
  Flam & Russell, Inc.                            --          275
                                              ------       ------
                                              $2,679       $1,552
                                              ======       ======


6.  RELATED PARTY TRANSACTIONS

         Through December 31, 1996 the financial results of Engineering include all contract revenue of the microwave test and measurement business unit of the Parent, direct contract costs, direct personnel costs, electrical and mechanical production services in an amount equal to the Parent's cost of providing such services plus 5% and pro rata allocations of administrative expenses from the Parent to Engineering. Such allocations of administrative expenses were based on management's estimate of the level of these expenses required to support Engineering, relative to the reasonable allocation of such costs. Income taxes for Engineering are in accordance with the statutory rates in Israel net of adjustments allowable under local law. The "Parents Equity in Division" of Engineering has been reflected as a contribution of additional paid-in capital upon its incorporation on December 29, 1996.

         Engineering and the Parent have an agreement, whereby Engineering purchases from the Parent electrical and mechanical production services. In addition, the Parent provides other administrative services, including but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support. Engineering pays the Parent for these services based upon a rate of cost of production services plus 31%. Engineering is leasing office space from the Parent on an annual basis, for a rental of $51 per year. These agreements are to be evaluated on an annual basis.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6. RELATED PARTY TRANSACTIONS (CONTINUED)

         Note payable -- Parent reflects the amount due to the Parent for the net working capital required by Engineering. As of December 31, 1997 and 1996, the balance was $2,722. This non-interest bearing promissory note payable is due in 1999.

         Included in cost of revenues for the years ended December 31, 1997, 1996, and 1995 are approximately $1,677, $1,496, and $1,423, respectively, relating to the production services provided by the Parent.

         The Company paid $360 to the Parent for administrative services pursuant to a fixed price contract in place during 1997.

7.  LINE OF CREDIT AGREEMENTS

         During June 1997, the Company entered into two new working capital line of credit agreements which increased its available funds to $2,150. At December 31, 1997, no amounts under these lines were outstanding. These lines are renewable annually in April, bear interest at rates ranging from 0.5% to 1.5% over the bank's prime rate, and are secured by accounts receivable. The line of credit agreements require the Company to comply with certain financial performance covenants of which the Company was in compliance at December 31, 1997.

8.  COMMITMENTS

         The Company leases its operating facilities and certain equipment under noncancelable operating lease agreements which expire in various years through 2000. Rent expense for the years ended December 31, 1997, 1996, and 1995 was approximately $372, $120, and $48, respectively. Future minimum payments under noncancelable operating leases with initial terms of one year or more is as follows at December 31, 1997: $332 in 1998; $111 in 1999; and $8 in 2000. During
1997 the Company entered into a sublease agreement for one of its operating facilities. Future minimum rentals to be received under this sublease are as follows: $44 in 1998; and $7 in 1999.

9.  CERTAIN CONCENTRATIONS

         The Company's contract revenues were concentrated in the following markets and geographic regions as follows:

                           DECEMBER 31,
                   1997       1996       1995
                   ----       ----       ----
United States
  Commercial         37%        37%        20%
  Government         18         11         12
                    ---        ---        ---
                     55         48         32
Foreign
  Commercial         43         45         58
  Government          2          7         10
                    ---        ---        ---
                     45         52         68
                    ---        ---        ---
                    100%       100%       100%
                    ===        ===        ===

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9.  CERTAIN CONCENTRATIONS (CONTINUED)

         The Company's foreign contract revenues were concentrated in the following geographic regions as follows:

                    DECEMBER 31,
             1997      1996      1995
             ----      ----      ----
Asia           23%       24%       36%
Europe         22        22        32
Americas       --         6        --
               --        --        --
               45%       52%       68%
               ==        ==        ==

         Included in the consolidated balance sheets at December 31, 1997 and 1996 are net assets of the Company's foreign subsidiary, Engineering, which aggregated $1,663 and $480, respectively.

10.  INCOME TAXES

Pretax income for the years ended December 31 was taxed in the following jurisdictions:

                 1997         1996         1995
                 ----         ----         ----
Domestic       $3,265       $  678       $  990
Foreign         1,635          592         (196)
               ------       ------       ------
               $4,900       $1,270       $  794
               ======       ======       ======


         The Company has indicated that all profits of Engineering, its Israeli subsidiary, are permanently invested overseas.

         The tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities consist of the following:

                                                            DECEMBER 31,
                                                        1997         1996
                                                        ----         ----
Deferred tax assets:
     Net operating loss and credit carryforwards       $ 283        $ 314
     Accrued compensation                                 44           54
     Foreign and reserves                                128           14
                                                       -----        -----
Total deferred tax assets                                455          382
                                                       -----        -----

Deferred tax liabilities:
     Accounting for long-term contracts                 (628)        (393)
     Prepaid and foreign                                (106)         (55)
     Purchase accounting basis differences              (209)        (235)
                                                       -----        -----
Total deferred tax liabilities                          (943)        (683)
                                                       -----        -----
Net deferred tax liabilities                           $(488)       $(301)
                                                       =====        =====

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



10.  INCOME TAXES (CONTINUED)

         Deferred tax assets at December 31, 1997 and 1996 arise from net operating losses of approximately $283 and $395, respectively, and tax credits of approximately $142 which the Company acquired in its acquisition of Flam & Russell, Inc. The tax benefit of these losses and credits may be limited both in time and amount due to limitations imposed by Section 382 of the Internal Revenue Code. Net operating loss and credit carryforwards expire during various dates from 1999 through 2011.

         The components of income tax expense are as follows:

                                  1997           1996          1995
                                  ----           ----          ----
Current
   Federal                     $   862        $    67       $   138
   State                           174             --            55
   Foreign                         538            162          (108)
                               -------        -------       -------
                                 1,574            229            85
Deferred
   Federal                         170            141           163
   State                            59             69            53
   Foreign                         (29)            --            --
                               -------        -------       -------
                                   200            210           216
                               -------        -------       -------
Total income tax expense       $ 1,774        $   439       $   301
                               =======        =======       =======

         A reconciliation of income tax expense at the U.S. Federal statutory tax rate and the actual income tax expense is as follows:

                                                 DECEMBER 31,
                                                 ------------
                                      1997           1996           1995
                                      ----           ----           ----
Statutory U.S.  Federal rate       $ 1,663        $   432        $   270
State taxes, net                       185             47             71
Foreign rate difference                (47)           (39)           (41)
Other, net                             (27)            (1)             1
                                   -------        -------        -------
                                   $ 1,774        $   439        $   301
                                   =======        =======        =======

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11.  RESEARCH AND DEVELOPMENT

         Prior to 1994, the Company received research and development funding from the Binational Industrial Research and Development Foundation ("BIRD") and the Chief Scientist of the Ministry of Industry and Trade ("Chief Scientist"). Under terms of the BIRD grants, the Company is obligated to repay 100% to 150% of the funding received at rates ranging from 2 1/2% to 5% of the annual sales of the product developed under the grants. For the years ended December 31, 1997, 1996 and 1995, royalties under this program were approximately $10, $39 and $42, respectively. At December 31, 1997, the Company had an outstanding contingent obligation to BIRD in the amount of $25. Under the terms of the Chief Scientist grant, the Company is obligated to pay royalties at a rate of 2% of revenues generated from the sale of certain products up to the amount of the grant. For the years ended December 31, 1997, 1996 and 1995, royalties under this program were approximately $75, $78 and $64, respectively. At December 31, 1997, the Company had an outstanding contingent obligation to the Chief Scientist of $894.

12.  RETIREMENT PLAN

         The Company has 401(k) savings plans which cover substantially all U.S. employees who have attained the age of 21 and have completed 3 months of service. Eligible employees make voluntary contributions to the plans up to specified percentages of their annual compensation as defined in the plans. Under the plans, the Company makes discretionary matching contributions determinable each plan year and additional contributions based on annual eligible compensation for each participant. The plans are funded on a current basis. For the years ended December 31, 1997, 1996 and 1995, the Company's contributions to the plans were $59, $18 and $1, respectively.

13.  LONG-TERM CONTRACTS

         Long-term contracts in process accounted for using the percentage of completion method are as follows:

                                                               DECEMBER 31,
                                                               ------------
                                                            1997           1996
                                                            ----           ----
Accumulated expenditures on uncompleted contracts       $  8,447       $  8,914
Estimated earnings thereon                                 2,700          1,031
                                                        --------       --------
                                                          11,147          9,945
Less: applicable progress billings                         8,810         10,304
                                                        --------       --------
   Total                                                $  2,337       $   (359)
                                                        ========       ========


The long-term contracts are shown in the accompanying balance sheets as follows:

                                                            DECEMBER 31,
                                                            ------------
                                                        1997           1996
                                                        ----           ----
Costs and estimated earnings on uncompleted
  contracts in excess of billings                    $ 2,522        $   573
Billings on uncompleted contracts in excess of
  costs and estimated earnings                          (185)          (932)
                                                     -------        -------
                                                     $ 2,337        $  (359)
                                                     =======        =======

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14.  ACQUISITIONS

         On June 17, 1997, contemporaneously with the completion of the Company's initial public offering of its common stock, (Note 16) the Company acquired all of the issued and outstanding shares of Advanced Electromagnetics, Inc. (AEMI) (a manufacturer of anechoic foam) for a purchase price of $1.2 million, which was based on AEMI's financial performance for the three years ended March 31, 1997. One-half of the final purchase price is payable in cash and the other half is payable by the issuance of shares of the Company's common stock valued at the initial public offering price of $8.25. The acquisition was accounted for as a purchase, and accordingly, the results of operations from June 17, 1997 through December 31, 1997 are included in the Company's consolidated results of operations. The purchase price at December 31, 1997 has been preliminarily allocated to the net assets acquired based on their estimated fair market values as follows: $166 to property and equipment, $874 to cost in excess of net assets acquired, and $160, net, to other current assets and liabilities.

         On June 28, 1996, the Company acquired 100% of the outstanding stock of Flam & Russell, Inc. (Flam & Russell) for cash of approximately $768, including direct acquisition costs of $75. The purchase agreement also provided for contingent payments, subject to offsets, over a two-year period. In March 1997, the Company reached a settlement on the contingent purchase price in the amount of $275. Such amount is included in accrued expenses as of December 31, 1996. The acquisition was accounted for as a purchase. The results of operations are included in the Company's results of operations from June 29, 1996. The purchase price of approximately $1,043 has been allocated to the net assets acquired based upon their estimated fair market values, principally as follows: $452 to property and equipment, $352 to purchased software, $384 to deferred tax assets, $249 to deferred tax liabilities and $104, net, to other current assets and liabilities.

         The following unaudited proforma information represents a summary of consolidated results of operations of the Company and these acquisitions for the years ended December 31, 1997 and 1996, as if these acquisitions had occurred at the beginning of 1996:

                                     YEARS ENDED
                                     DECEMBER 31,
                                     ------------
                                  1997          1996
                                  ----          ----
Total revenues                 $23,492       $17,012
Net income                     $ 3,044       $ 1,088
Basic earnings per share       $   .60       $   .27


15.  STOCK OPTION PLAN

         During March 1997 the Board of Directors adopted, and the Company's Stockholder approved, the Company's 1997 Equity Incentive Plan (the "Incentive Plan") which provides for awards of 800,000 shares of the Company's stock. Options granted generally vest over four years. The purposes of the Incentive Plan is to promote the long-term retention of the Company's key employees and certain other persons who are in a position to make significant contributions to the success of the Company. The Incentive Plan permits grants of incentive stock options ("ISOs"), options not intended to qualify as ISOs ("nonqualified options"), stock appreciation rights ("SARs"), restricted, unrestricted and deferred stock awards, performance awards, loans and supplemental cash awards, and combinations of the foregoing (all referred to as "Awards").

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


15.  STOCK OPTION PLAN (CONTINUED)

Detail information concerning the Incentive Plan is as follows:


                                                                              Weighted
                                                            Option Price      Average
                                               Options       Per Share     Exercise Price
                                               -------       ---------     --------------
Options Authorized                             800,000
                                               =======

Options Granted - June 17, 1997                492,300        $   8.25        $    8.25

Options Cancelled                               (5,500)           8.25             8.25
                                              --------        --------        ---------

Options Outstanding - December 31, 1997        486,800        $   8.25        $    8.25
                                              ========        ========        =========

Options Exercisable - December 31, 1997          - 0 -
                                              ========

         The Company has elected to follow APB 25 and the related interpretations in accounting for stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, requires the use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for stock options under the fair value method of SFAS 123. The fair value for the Company's stock options granted is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997; risk-free interest rate of 5.5%; no expected dividend payments; volatility factor of the expected price of the Company's common stock, based on historical volatility, of 0.60; and a weighted-average expected life of the option of 7 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. As noted above, the Company's stock options are vested over an extended period. In addition, option models require the input of highly subjective assumptions including future stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management's opinion, the Black-Scholes model does not necessarily provide a reliable measure of the fair value the Company's stock options.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


15.  STOCK OPTION PLAN (CONTINUED)

         For purposes of proforma disclosure under FASB 123, the estimated fair value of the Company's options is amortized over the options vesting period. The Company's proforma information for 1997 is as follows:


Net income as reported under APB 25       $ 3,126

Stock option expense per FASB 123            (732)
                                          -------

Proforma net income                       $ 2,394
                                          =======
Proforma basic earnings per share         $  0.47
                                          =======

Proforma diluted earnings per share       $  0.46
                                          =======

16.  STOCKHOLDERS' EQUITY

Common Stock

         The holders of shares of Common Stock are entitled to one vote for each share on record on any matters to be voted on by the stockholder. The holders of Common Stock are entitled to receive dividends if declared by the Board of Directors and to share ratably in the assets of the Company legally available for distribution to its stockholders in the event of liquidation, dissolution or winding-up of the Company. Holders of Common Stock have no preemptive, subscription, redemption or conversion rights.

Preferred Stock

         The Company's Board of Directors may, without further action by the Company's stockholders, from time to time, direct the issuance of shares of Preferred Stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series. The holders of Preferred Stock would normally be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the Common Stock. The issuance of Preferred Stock could decrease the amount of earnings and assets available for distribution to the holders of Common Stock or could adversely affect the rights and powers, including voting rights, of the holders of Common Stock.

Initial Public Offering

         On June 17, 1997, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission whereby 2,300,000 shares of its common stock (including an over allotment of 300,000 shares sold by the Parent) were offered and sold at $8.25 per share (less underwriting discounts and commissions). The Company generated net proceeds of $14,108 in connection with this offering.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data is as follows:

                                                  Quarter Ended
                                                  -------------
                                 March 31      June 30     Sept. 30      Dec. 31
                                     1997         1997         1997         1997
                                     ----         ----         ----         ----
Net Revenues                       $4,906       $5,314       $6,298       $5,537
Gross Profit                        1,765        2,174        2,861        2,028
Net Income                            586          865        1,193          482
Earnings per Share - Basic            .15          .20          .20          .08
Earnings per Share - Diluted          .15          .20          .19          .08


                                                   Quarter Ended
                                                   -------------
                                 March 31      June 30     Sept. 30      Dec. 31
                                     1996         1996         1996         1996
                                     ----         ----         ----         ----
Net Revenues                       $1,533       $1,803       $2,821       $4,247
Gross Profit                          445          672        1,124        1,713
Net Income                             27           50          193          561
Earnings per Share - Basic            .01          .01          .05          .14
Earnings per Share - Diluted          .01          .01          .05          .14


18. EVENTS "UNAUDITED" SUBSEQUENT TO THE DATE OF THE REPORT OF INDEPENDENT AUDITORS

In February 1998, the Company announced that it intends to acquire all of the net assets of RDL, Inc., a Pennsylvania Corporation ("RDL"), subject to certain conditions, including due diligence and approval of the Board of Directors of ORBIT/FR. RDL is a supplier of sophisticated microwave test and measurement products to the wireless communication and cable television industries. It is also a supplier of microwave defense systems. The Company intends to purchase the net assets of RDL for approximately $6 to $8 million.