Form 10-K/A
period 1997-12-31
ORBIT FR INC
filed 1998-04-30
CIK 1037115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-K/A

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes X    No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant is $25,509,460 (1). As of March 17, 1998, 6,072,973 shares of common stock $.01 were outstanding.

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares the Company's common stock outstanding, reduced by the amount of the common stock held by officers, directors and shareholders owning in excess of 10% of the Company's common stock, multiplied by the last reported sales price for the Company's common stock on March 17, 1998. The information provided shall in no way be construed as an admission that any officer, director, or 10% shareholder in the Company may or may no be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

         In accordance with instruction G(3) to Form 10K, ORBIT/FR,Inc. (the "Company" ) is amending its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998 to provide information required in
Part III.

                                TABLE OF CONTENTS


                                    PART III

                                                                                             Page
                                                                                             ----
Item 10.      Directors and Executive Officers of the Registrant                               5

Item 11.      Executive Compensation                                                           7

Item 12.      Security Ownership of Certain Beneficial Owners and Management                  11

Item 13.      Certain Relationships and Related Transactions                                  12

              Signatures                                                                      13

                                    PART III



Item  10.  Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding the Company's directors. Information concerning the Company's executive officers and certain key employees who are not directors is set forth in Item 4.1 of the Annual Report on Form 10-K previously filed.

                                                                                                  DIRECTOR
            NAME                    AGE                          POSITION                          SINCE
            ----                    ---                          --------                          -----
       Joseph Aviv                  61       Chairman of the Board of Directors                    1996
       Aryeh Trabelsi               40       President, Chief Executive Officer and Director       1996
       Zeev Stein                   45       Director                                              1996
       David Ben-Bassat             52       Director                                              1996
       Eric Haskell                 51       Director                                              1997
       Shimon Alon                  48       Director                                              1997

        Joseph Aviv has served as Chairman of the Board of Directors of the Company and its predecessor and of Alchut since March 1996. Since 1994, Mr. Aviv has been the General Manager of Aviron Engineers Ltd., a holding company located in Ra'anana, Israel. From April 1992 to July 1994, Mr. Aviv was a member of the Board of Directors of Alchut. From 1985 to 1994, Mr. Aviv was the Chairman of the Board of Directors of Paz-Chen, Ltd. a publicly-traded jewelry company located in Tel-Aviv, Israel.

       Aryeh Trabelsi has served as the President and Chief Executive Officer of the Company and its predecessor since September 1996, and as a Director of the Company since December 1996. From July 1995 to September 1996, Mr. Trabelsi was the Senior Vice-President and Chief Executive Officer of Technologies. From 1995 to 1996, in his various capacities, Mr. Trabelsi was responsible for the worldwide management of Alchut's Microwave Test and Measurement Strategic Business Unit. From 1991 to 1995, Mr. Trabelsi served as Microwave Test and Measurement Business and Product Development Manager for Alchut and Technologies.

       Zeev Stein has served as a Director of the Company and its predecessor since March 1996. Since July 1994, Mr. Stein has served as a Director of Alchut and since September 1996, Mr. Stein has also served as the Vice-President of Operations of Alchut. From 1991 to 1996, Mr. Stein was the General Manager of Stein Special Art, Ltd., located in Ra'anana, Israel. Mr. Stein is the son-in-law of Mr. Aviv.

       David Ben-Bassat has served as a Director of the Company and its predecessor since December 1996. Since 1995, Mr. Ben-Bassat has been the General Manager of Radius, Ltd., a radio station located in Rosh Hain, Israel. From 1990 to 1995, Mr. Ben-Bassat was the General Manager of Mascom, Ltd., a communications company located in Ra'anana, Israel.

       Eric Haskell was named a Director in June 1997, and has served as Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer of Systems & Computer Technology Corporation since 1989, a public company located in Malvern, Pennsylvania that provides information technology services and administrative application software in the higher education, local government, utilities and manufacturing/distribution markets.

       Shimon Alon was named a Director in June 1997, and has served as President and Chief Executive Officer of Precise Software Ltd., a private company in Braintree, Massachusetts since October 1997, which provides tools that link the production support and application development processes. From 1982 to 1997, Mr. Alon served with Scitex Corporation Ltd. in Herzlia, Israel in various capacities, with his last position as President of Scitex America Corp. in Bedford, Massachusetts which sells and supports products used in graphic arts and digital printing.

BOARD OF DIRECTORS

       The Company's Amended and Restated Certificate of Incorporation provides that the Board of Directors shall consist of not less than three nor more than thirteen members, the exact number to be fixed and determined from time to time by the Board. The Company's Board of Directors is presently composed of six directors. The Board of Directors is elected by the stockholders at the annual meeting of the stockholders of the Company.

       With the exception of Mr. Aviv, directors currently do not receive any compensation for services on the Board of Directors. The Board of Directors may, however, establish compensation for, and reimburse the expenses of, the directors. During the year ended December 31, 1997, Mr. Aviv received fees of $84,000 for services rendered to the Company. Pursuant to an agreement between the Company and Mr. Aviv, Mr. Aviv will receive a fee of $7,000 a month for services to be rendered to the Company.

         Under the Company's 1997 Equity Incentive Plan, Mr. Ben-Bassat was granted an option to purchase 20,000 shares of Common Stock at the Offering Price. This option will vest annually in four equal increments beginning 24 months after the completion of the Company's initial public offering. Mr. Haskell and Mr. Alon also have been granted options to purchase 30,000 shares each of Common Stock at the Offering Price. These options will vest in five equal increments beginning 12 months after the completion of the offering.

BOARD COMMITTEES

         The Board of Directors established an Audit Committee in April 1997 to review, act on and report to the Board of Directors with respect to various auditing and accounting matters, including the internal accounting procedures of the Company and the services provided by the Company's independent public accountants. This Committee is staffed by Eric Haskell, Shimon Alon and David Ben-Bassat. The Board of Directors also established a Compensation Committee in April 1997 to set compensation and bonuses for management. This Committee is composed of Shimon Alon, Eric Haskell and Zeev Stein.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Company's executive officers, directors and greater than ten percent beneficial shareholders were complied with during the year ended December 31, 1997.

Item  11.  Executive Compensation

         The following table summarizes the compensation earned by the Company's Officers with compensation in excess of $100,000 for the year ended December 31, 1997.


                           SUMMARY COMPENSATION TABLE

                                                                                      Long-Term
                                                       Annual Compensation           Compensation
                                                --------------------------------     ------------
                                                                                      Securities
                                                                                      Underlying         All Other
Name and Principal Position                     Year        Salary         Bonus       Options         Compensation
---------------------------                     ----        ------         -----       -------         ------------
Aryeh Trabelsi, President & CEO                 1997       $154,216       $44,422      171,000(2)         $418 (1)
                                                1996        108,876        15,000        -----             440 (1)

John Aubin, Vice President, Far Field/RCS       1997         91,998        18,082       20,000             508 (1)
                                                1996          -----         -----        -----            ----

David Farina, Vice President, Nearfield         1997         86,008        17,134       20,000             475 (1)
                                                1996          -----         -----        -----            ----

--------
(1) Represents life insurance premiums paid.
(2) All options vested on March 17, 1998


OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information concerning stock options granted under the 1997 Incentive Stock Option Plan during fiscal 1997 to the executive officers of the Company named in the Summary Compensation Table:

                                                                                         Potential Realized Value
                                                                                             At Assumed Annual
                                                                                           Rates of Stock Price
                                                                                             Appreciation For
                             Individual Grants                                                Option Term(1)
                   ----------------------------------------------------------------     -------------------------
                                         Percent of
                       Number of        Total Options
                       Securities        Granted to
                       Underlying         Employees       Exercise       Expiration
                   Options Granted      In Fiscal Year     Price            Date             5%                 10%
                   ---------------      --------------     -----            ----             --                 ---
Aryeh  Trabelsi          171,000            34.70%         $8.25           6/17/07        $887,148          $2,248,308

John  Aubin               20,000             4.10%         $8.25           6/17/07        $103,760            $262,960

David  Farina             20,000             4.10%         $8.25           6/17/07        $103,760            $262,960


(1) Shows the difference between the market value of the Common Stock for which the option may be exercised, assuming that the market value of the Common Stock appreciates in value from the date of the grant to the end of the ten-year option term at annualized rates of 5% and 10% respectively, less the exercise price of the option. The rates of appreciation used in this table are prescribed by regulations of the Securities and Exchange Commission and are not intended to forecast future appreciation of the market value of the Common Stock.

AGGREGATED OPTION EXERCISES IN LAST YEAR AND FISCAL YEAR-END VALUES

         The following table sets forth certain information concerning the number and value of unexercised options held at the end of fiscal 1997 by the executive officers of the Company named in the Summary Compensation Table.

                                                                 Number of Securities           Value of Unexercised
                        Shares                                  Underlying Unexercised          In-the-Money Options at
                      Acquired on              Value          Options at Fiscal Year-End         Fiscal Year-End(2)
Name                   Exercise             Realized(1)        Exercisable/Unexercisable      Exercisable/Unexercisable
----                   --------             -----------        -------------------------      -------------------------
Aryeh  Trabelsi            --                --                        0/171,000                  0/$1,346,625

John  Aubin                --                --                         0/20,000                    0/$157,500

David  Farina              --                --                         0/20,000                    0/$157,500

(1)      No options were exercised by the named executive officers in fiscal
         1997.

(2) The last sale price of the Common Stock on December 31, 1997, the last trading day in fiscal 1997, as reported on the NASDAQ National Market System was $16.125 per share.

EMPLOYMENT AGREEMENTS

         Aryeh Trabelsi. Effective February 15, 1997, the Company entered into an employment agreement with Aryeh Trabelsi, the President and Chief Executive Officer of the Company, for an initial term of two years and thereafter terminable by either the Company or Mr. Trabelsi on 90 days notice. Pursuant to the terms of Mr. Trabelsi's employment agreement, Mr. Trabelsi is entitled to receive (i) an annual base salary of $154,216 or such higher amount as the Company's Board of Directors may determine from time to time, (ii) an annual cash bonus based on the Company's net income before taxes, excluding any gains from the sale of securities, and (iii) an annual cash bonus based on the Company's achievement of specific levels of net income before taxes excluding capital gains.

         Mr. Trabelsi has been granted a stock option to purchase up to 171,000 shares of Common Stock at a per share exercise price equal to the Offering Price. This option will vest in four equal annual installments beginning 24 months after the completion of the offering.*

         Mr. Trabelsi's employment agreement may be terminated by the Company for cause, which is defined as the material breach of the employment agreement by Mr. Trabelsi or if Mr. Trabelsi commits a material act of dishonesty or a material breach of trust or a fiduciary obligation with respect to the Company. The employment agreement may be terminated by Mr. Trabelsi for good reason, which includes, among other things, a material breach of the employment agreement by the Company, the demotion or removal of Mr. Trabelsi, a material diminishment of Mr. Trabelsi's responsibilities, a reduction in base salary, the relocation of Mr. Trabelsi's primary place of employment by more than 100 miles (other than a relocation to Israel after December 1998) without his consent or any failure of the Company to obtain the assumption of the agreement by any successor or assign of the Company.

         Under the employment agreement, Mr. Trabelsi is subject to certain non-disclosure, non-solicitation and non-competitive covenants. The employment agreement provides that during the period of non-competition and non-solicitation, Mr. Trabelsi will receive his base salary reduced by up to one-half of any salary received by Mr. Trabelsi from another employer during the period of non-competition or non-solicitation.


*=this entire option vested on March 17,1998

1997 EQUITY INCENTIVE PLAN

         On March 17, 1997, the Board of Directors adopted and the Company's stockholder approved the Company's 1997 Equity Incentive Plan (the "Incentive Plan"). The purposes of the Incentive Plan are to attract and retain key employees and certain other persons who are in a position to make significant contributions to the success of the Company, to reward these employees and other persons for their contributions, to provide additional incentive to these employees and other persons to continue making similar contributions and to further align the interests of these employees and other persons with those of the Company's stockholders. To achieve these purposes, the Incentive Plan permits grants of incentive stock options ("ISOs"), options not intended to qualify as incentive stock options ("Non-ISOs"), stock appreciation rights ("SARs"), restricted and unrestricted stock awards, performance awards, loans and supplemental cash awards and combinations of the foregoing (all referred to as "Awards").

         The Incentive Plan permits Awards to be granted for a total of 800,000 shares of the Company's Common Stock. Shares issuable under Awards that terminate unexercised, shares issuable under Awards that are payable in stock or cash but are paid in cash and shares issued but later forfeited will be available for future Awards under the Incentive Plan.

         All current and future employees of the Company, and other persons who, in the opinion of the Board of Directors, are in a position to make significant contributions to the success of the Company, such as consultants and non-employee directors, are eligible to receive Awards under the Incentive Plan.

         The Incentive Plan is administered by the Board of Directors, which determines, among other things and subject to certain conditions, the persons eligible to receive Awards, the persons who actually receive Awards, the type of each Award, the number of shares of Common Stock subject to each Award, the date of grant, exercise schedule, vesting schedule and other terms and conditions of each Award, whether to accelerate the exercise or vesting schedule or waive any other terms or conditions of each Award, whether to amend or cancel an Award and the form of any instrument used under the Incentive Plan. The Board of Directors has the right to adopt rules for the administration of the Incentive Plan, settle all controversies regarding the Incentive Plan or any Award, and construe and correct defects and omissions in the Incentive Plan or any Award. The Incentive Plan may be amended, suspended or terminated by the Board of Directors, subject to certain conditions, provided that stockholder approval will be required whenever necessary for the Incentive Plan to continue to satisfy the requirements of certain securities and tax laws, rules and regulations.

         Recipients of stock options under the Incentive Plan will have the right to purchase shares of Common Stock at an exercise price, during a period of time and on such other terms and conditions as are determined by the Board of Directors. For ISOs, the recipient must be an employee, the exercise price must be at least 100% (110% if issued to a 10% or greater stockholder of the Company) of the fair market value of the Company's Common Stock on the date of grant and the term cannot exceed ten years (five years if issued to a 10% or greater stockholder of the Company) from date of grant. If permitted by the Board of Directors and subject to certain conditions, an option exercise price may be paid by delivery of shares of the Company's Common Stock that have been outstanding, a promissory note, a broker's undertaking to promptly deliver the necessary funds or by a combination of those methods. If permitted by the Board of Directors, options (other than those granted in tandem with SARs) may be settled by the Company, paying to the recipient, in cash or shares of Common Stock (valued at the then fair market value of the Company's Common Stock), an amount equal to such fair market value minus the exercise price of the option shares.

         SARs may be granted under the Incentive Plan either alone or in tandem with stock options. Generally, recipients of SARs are entitled to receive, upon exercise, cash or shares of Common Stock (valued at the then fair market value of the Company's Common Stock) equal to such fair market value on the date of exercise minus such fair market value on the date of grant of the shares subject to the SAR, although certain other measurements also may be used. A SAR granted in tandem with a stock option is exercisable only if and to the extent that the option is exercised.

         The Incentive Plan provides for restricted and unrestricted stock awards. Stock awards allow the recipient to acquire shares of the Company's Common Stock for their par value or any higher price determined by the Board of Directors. In the case of restricted stock awards, the shares acquired are subject to a vesting schedule and other possible conditions determined by the Board of Directors.

         The Incentive Plan provides for performance awards entitling the recipient to receive stock options, stock awards or other types of Awards conditional upon achieving performance goals determined by the Board of Directors. Performance goals may involve overall corporate performance, operating group or business unit performance, personal performance or any other category of performance determined by the Board of Directors. Financial performance may be measured by revenue, operating income, net income, earnings per share, Common Stock price, price-earnings multiple or other financial factors determined by the Board of Directors.

         Under the Incentive Plan, loans or supplemental cash awards may be granted to recipients of Awards to help defray taxes due as a result of the Awards. The terms and conditions of loans and supplemental cash awards, including the interest rate, which may be zero, and whether any loan will be forgiven, are determined by the Board of Directors.

         Generally, upon termination of a recipient's employment or other relationship with the Company, stock options and SARs remain exercisable for a period of three months (one year if termination is due to death or disability) to the extent that they were exercisable at the time of termination, except as otherwise agreed between the employee and the Company, unvested shares under outstanding restricted stock awards vest immediately except in the case of a voluntary resignation or termination for cause (as defined in the Incentive
Plan). Stock options, SARs and other Awards that are not exercisable at the time of termination automatically terminate, and payments or benefits under deferred stock awards, performance awards and supplemental cash awards that are not irrevocably due at the time of termination are forfeited.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 17, 1998 regarding the beneficial ownership (as defined in regulations issued by the Security and Exchange Commission) (i) each stockholder known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock, (ii) each director and the executive officer of the Company named in the Summary Compensation Table individually and (iii) all directors and executive officers as a group. Except as otherwise indicated in the footnotes below, the Company believes that each of the beneficial owners of the Common Stock listed in the table, based on information furnished by such owner, has sole investment and voting power with respect to such shares. Shares issuable pursuant to the exercise of stock options are included in the table below if such options are exercisable within 60 days of the date of this table.

                                                 Beneficial Ownership(1)
                                                 ----------------------
Names and address of Beneficial Owner               Number of shares          Percentage
-------------------------------------               ----------------          ----------
Orbit-Alchut Technologies, Ltd.(2)                     3,700,000                 60.9%
     P.O.  Box 3171
     Industrial Zone
     Netanya 42131
     Israel
Joseph Aviv(3)                                         3,700,000                 60.9%
Aryeh Trabelsi(4)                                        171,000                  2.7%
Zeev Stein(5)                                          3,700,000                 60.9%
David Ben-Bassat(6)                                    3,700,000                 60.9%
Eric Haskell(7)                                            --                     --
Shimon Alon(8)                                             --                     --
All other executive officers
    as a group (7 persons)(9)                          3,700,000                 60.9%


(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after the date of this table. Beneficial ownership may be disclaimed as to certain of the securities.
(2) Represents shares beneficially owned after the Company's initial public offering effective June 17, 1997.
(3) Represents 3,700,000 shares held by Alchut. Mr. Aviv is a director and 44.0% beneficial stockholder of Alchut.
(4) Includes 171,000 shares of Common Stock issuable upon the exercise of an option granted to Mr. Trabelsi, which option became exercisable on March 17, 1998.
(5) Represents 3,700,000 shares held by Alchut. Mr. Stein is a director and 42.0% beneficial stockholder of Alchut.
(6) Represents 3,700,000 shares held by Alchut. Mr. Ben-Bassat is a director of Alchut. Does not include 20,000 shares of Common Stock issuable upon the exercise of an option granted to Mr. Ben-Bassat effective upon the completion of the Company's initial public offering which became effective June 17, 1997, which option becomes exercisable in four cumulative annual installments commencing 24 months after the completion of the offering.
(7) Does not include 30,000 share of Common Stock issuable upon the exercise of an option granted to Mr. Haskell upon his appointment to the Board of Directors of the Company, which option becomes exercisable in five cumulative annual installments commencing 12 months after the date of the grant.
(8) Does not include 30,000 share of Common Stock issuable upon the exercise of an option granted to Mr. Alon upon his appointment to the Board of Directors of the Company, which option becomes exercisable in five cumulative annual installments commencing 12 months after the date of the grant.
(9) Includes the information contained in the notes above, as applicable. Does not include 81,000 shares of Common Stock issuable upon the exercise of options to be granted to the three other executive officers effective upon the completion of the Company's initial public offering which became effective June 17, 1997, which options become exercisable in four cumulative annual installments commencing 24 months after the completion of the offering.

Item 13.  Certain Relationships and Related Transactions


         Engineering and the Parent have an agreement, whereby Engineering purchases from the Parent electrical and mechanical production services. Engineering pays the Parent for these services based upon a rate of cost plus 5%, totalling approximately $1,677,000 for the year ended December 31, 1997. In addition, the Parent provided other administrative services, including but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support, which amounted to $360,000 in 1997. These agreements are to be evaluated on an annual basis.

                                 ORBIT/FR, INC.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ORBIT/FR, INC.
                                     ------------------------------------------
                                                  Registrant


Date: April 30, 1998

                                              By:  /s/  ARYEH TRABELSI
                                     ------------------------------------------
                                       President and Chief Executive Officer
                                           (Principal Executive Officer)