Form 10-Q
period 1998-03-31
ORBIT FR INC
filed 1998-05-14
CIK 1037115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549






                                    FORM 10-Q

(MARK ONE)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No  / /

         There were 6,072,973 shares of Common Stock $.01 par value outstanding as of May 15, 1998.

                                 ORBIT/FR, INC.

                                      INDEX

                                                                                                                PAGE NO.
                                                                                                                --------
PART I.    FINANCIAL INFORMATION

           Item 1.        Consolidated Financial Statements

                          Consolidated Balance Sheets -- March 31, 1998
                            (Unaudited) and December 31, 1997....................................................   3

                          Consolidated Statements of Operations--
                            Three months ended March 31, 1998 and 1997
                            (Unaudited)..........................................................................   4

                          Consolidated Statements of Cash Flows--
                            Three months ended March 31, 1998 and 1997
                            (Unaudited)..........................................................................   5

                          Notes to Consolidated Financial Statements
                            (Unaudited)..........................................................................   6

           Item 2.        Management's Discussion and Analysis of Financial
                            Condition and Results of Operations..................................................  10

PART II.    Other Information

           Item 1.        Legal Proceedings......................................................................  13

           Item 2.        Changes in Securities..................................................................  13

           Item 3.        Defaults upon Senior Securities........................................................  14

           Item 4.        Submission of Matters to a Vote of Security Holders....................................  14

           Item 5.        Other Information......................................................................  14

           Item 6.        Exhibits and Reports on Form 8-K.......................................................  14

Signatures                .......................................................................................  15

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   MARCH 31,     DECEMBER 31,
                                                                                    1998            1997
                                                                                  ----------     ------------
                                    ASSETS                                        (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                         $14,788       $14,825
   Accounts receivable, less allowance of $116 at
     March 31, 1998 and December 31, 1997, respectively                                4,803         5,887
   Inventory                                                                           2,243         2,269
   Costs and estimated earnings in excess of billings on uncompleted contracts         2,655         2,522
   Deferred income taxes                                                                 455           455
   Other                                                                                 410           281
                                                                                     -------       -------
       Total current assets                                                           25,354        26,239
Property and equipment, net                                                            1,057         1,184
Cost in excess of net assets acquired, less accumulated amortization
   of $32 at March 31, 1998 and $22 at December 31, 1997                                 842           852
Purchased software, less accumulated amortization of $123
   at March 31, 1998 and $105 at December 31, 1997                                       229           247
Other                                                                                     --           132
                                                                                     -------       -------
       Total assets                                                                  $27,482       $28,654
                                                                                     =======       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $ 1,053       $ 1,031
   Accounts payable--Parent                                                              754           905
   Accrued expenses                                                                    1,460         2,679
   Income taxes payable                                                                   69           719
   Customer advances                                                                     189           190
   Billings in excess of costs and estimated earnings on uncompleted contracts            48           185
   Deferred income taxes                                                                 958           895
                                                                                     -------       -------
       Total current liabilities                                                       4,531         6,604
Note payable to Parent                                                                 2,722         2,722
Other                                                                                     --           235
                                                                                     -------       -------
       Total liabilities                                                               7,253         9,561
Stockholders' equity:
Preferred stock: $.01 par value:
   Authorized shares--2,000,000; Issued and outstanding shares--none                      --            --
Common stock: $.01 par value:
   Authorized shares--10,000,000; Issued and outstanding shares--6,072,973 at
   March 31, 1998 and  6,000,000; in December 31 1997, respectively                       61            60
Additional paid-in capital                                                            15,139        14,538
Retained earnings                                                                      5,029         4,495
                                                                                     -------       -------
       Total stockholders' equity                                                     20,229        19,093
                                                                                     -------       -------
       Total liabilities and stockholders' equity                                    $27,482       $28,654
                                                                                     =======       =======

                             See accompanying notes.

                                 ORBIT/FR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                           1998              1997
                                                        -----------       -----------
                                                                  (UNAUDITED)


Contract revenues                                       $     4,315       $     4,906
Cost of revenues                                              2,349             3,141
                                                        -----------       -----------
Gross profit                                                  1,966             1,765
Operating expenses:
   General and administrative                                   491               319
   Sales and marketing                                          524               273
   Research and development                                     301               220
                                                        -----------       -----------
Total operating expenses                                      1,316               812
                                                        -----------       -----------
Operating income                                                650               953
Other income (expense), net                                     172               (23)
                                                        -----------       -----------
Income before income taxes                                      822               930
Income tax expense                                              288               344
                                                        -----------       -----------
Net income                                              $       534       $       586
                                                        ===========       ===========
Basic earnings per share                                $       .09       $       .15
                                                        ===========       ===========
Diluted earnings per share                              $       .09       $       .15
                                                        ===========       ===========
Weighted average number common shares - basic             6,072,973         4,000,000
                                                        ===========       ===========
Weighted average number common shares - diluted           6,256,931         4,000,000
                                                        ===========       ===========


                             See accompanying notes.

                                 ORBIT/FR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                           ----------------------
                                                                                           1998              1997
                                                                                           ----              ----
                                                                                                   (UNAUDITED)
Cash flows from operating activities:
Net income                                                                                 $    534        $    586
Adjustments to reconcile net income to net cash provided
 by operating activities:
      Depreciation                                                                              105              78
      Amortization                                                                               28              17
      Deferred income tax provision                                                              63             (12)
      Changes in operating assets and liabilities
        (net of effects of acquisitions):
         Accounts receivable                                                                  1,084             907
         Inventory                                                                               26             (30)
         Costs and estimated earnings in excess of billings on uncompleted contracts           (133)           (236)
         Other assets                                                                             3            (257)
         Accounts payable and accrued expenses                                                 (595)            276
         Accounts payable--Parent                                                              (151)           (672)
         Income taxes payable                                                                  (650)            280
         Customer advances                                                                       (1)             81
         Billings in excess of costs and estimated earnings on uncompleted contracts           (137)           (512)
         Other liabilities                                                                     (235)             --
                                                                                           --------        --------
Net cash (used in) provided by operating activities                                             (59)            506

Cash flows from investing activities:
Purchase of property and equipment                                                              (34)            (30)
Disposals of property and equipment                                                              56              --
                                                                                           --------        --------
Net cash provided by (used in) investing activities                                              22             (30)
                                                                                           --------        --------

Net (decrease) increase in cash and cash equivalents                                            (37)            476
Cash and cash equivalents at beginning of period                                             14,825             325
                                                                                           --------        --------
Cash and cash equivalents at end of period                                                 $ 14,788        $    801
                                                                                           ========        ========

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes                                               $    985        $     63
                                                                                           ========        ========
Issuance of common stock relating to AEMI acquisition                                      $    602        $     --
                                                                                           ========        ========

                             See accompanying notes.

                                 ORBIT/FR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. OWNERSHIP AND BASIS OF PRESENTATION

         ORBIT/FR, Inc. (the "Company"), was incorporated in Delaware on December 9, 1996, as a subsidiary of Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation (hereinafter referred to as the "Parent"). The Company develops, markets, and supports sophisticated automated microwave test and measurement systems for the wireless communications, satellite, automotive, and aerospace/defense industries. The Company supports its world wide customers through its subsidiaries; ORBIT/FR Engineering, LTD (Israel), ORBIT/FR Europe, (Germany), Advanced Electromagnetics, Inc. ("AEMI", San Diego, CA), and Orbit Advanced Technologies, Inc. and Flam and Russell, Inc, (Horsham, PA). The Company sells its products to customers throughout Asia, Europe, Israel, and North and South America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Interim Financial Information

         The accompanying unaudited consolidated financial statements, for the three months ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Forms 10-K and 10-K/A for the period ended December 31, 1997, filed on March 31, 1998 and April 30, 1998 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 1997.

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

  Net Income Per Share

         During 1997 the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS 128") which the Company adopted for the year ended December 31, 1997. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. Earnings per share amounts for all periods have been restated to conform with SFAS 128 requirements.

                                 ORBIT/FR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


3.  EARNINGS PER SHARE

         The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                       1998             1997
                                                    ----------       ----------

Net income used in basic earnings per share         $      534       $      586
                                                    ==========       ==========

Weighted average number of common shares
  used in basic earnings per share                   6,072,973        4,000,000

Effect of dilutive securities:  stock options          183,958               --
                                                    ----------       ----------

Weighted number of common shares and
  diluted potential common stock used in
  diluted earnings per share                         6,256,931        4,000,000
                                                    ==========       ==========

4. INVENTORY

         Inventory consisted of the following:


                                                     MARCH 31,   DECEMBER 31,
                                                       1998         1997
                                                      ------       ------
                                                    (UNAUDITED)

Work-in-process                                       $  854       $  874
Parts and components                                   1,389        1,395
                                                      ------       ------
                                                      $2,243       $2,269
                                                      ======       ======

5. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:


                                    MARCH 31,   DECEMBER 31,
                                      1998          1997
                                   ----------   -----------
                                   (UNAUDITED)

Lab and computer equipment          $1,278       $1,378
Office equipment                       433          411
Transportation equipment               163          163
Furniture and fixtures                  54           53
Leasehold improvements                  71           67
                                    ------       ------
                                     1,999        2,072
Less accumulated depreciation          942          888
                                    ------       ------
Property and equipment, net         $1,057       $1,184
                                    ======       ======

                                 ORBIT/FR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


6. ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                              MARCH 31,   DECEMBER 31,
                                                 1998        1997
                                              ----------  ------------
                                              (UNAUDITED)

Accrued contract costs                        $  318       $  708
Accrued compensation                             581          580
Accrued commissions                              180          186
Accrued royalties                                 50          106
Accrued warranty                                  56           57
Purchase price payable relating to AEMI           --          754
Other                                            275          288
                                              ------       ------

                                              $1,460       $2,679
                                              ======       ======

7. LONG-TERM CONTRACTS

         Long-term contracts in process accounted for using the percentage of completion method are as follows:


                                                       MARCH 31,   DECEMBER 31,
                                                         1998          1997
                                                      ----------   -------------
                                                      (UNAUDITED)

Accumulated expenditures on uncompleted contracts       $ 9,293       $ 8,447
Estimated earnings thereon                                2,872         2,700
                                                        -------       -------
                                                         12,165        11,147
Less: applicable progress billings                        9,558         8,810
                                                        -------       -------
                 Total                                  $ 2,607       $ 2,337
                                                        =======       =======


         The long-term contracts are shown in the accompanying balance sheets as follows:


                                                    MARCH 31,     DECEMBER 31,
                                                      1998            1997
                                                   ----------     -------------
                                                   (UNAUDITED)
Costs and estimated earnings on uncompleted
  contracts in excess of billings                    $ 2,655        $ 2,522
Billings on uncompleted contracts in excess of
  costs and estimated earnings                           (48)          (185)
                                                     -------        -------
                                                     $ 2,607        $ 2,337
                                                     =======        =======

                                 ORBIT/FR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


8. RELATED PARTY TRANSACTIONS

         The Company and the Parent have an agreement, whereby a subsidiary of the Company purchases from the Parent electrical and mechanical production services. In addition, the Parent provides other administrative services, including but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support. The Company pays the Parent for these services based upon a rate of cost of production services plus 31%. The Company is leasing office space from the Parent on an annual basis, for a rental of $51 per year. These agreements are to be evaluated on an annual basis.

9. ACQUISITION OF ADVANCED ELECTROMAGNETICS, INC.

         On February 6, 1998, the Company completed its acquisition of Advanced Electromagnetics, Inc. ("AEMI"). The purchase price for AEMI was $1,204 with one-half of the consideration being paid in cash and one-half being paid in the form of the Company's Common Stock. Based upon a price of $8.25 per share (the price per share applicable to the Company's initial public offering completed on June 17, 1997), the shareholders of AEMI received 72,973 shares of the Company's Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Certain information contained in this Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission including its most recent Registration Statement on Form S-1, and in its most recent Annual Report on Form 10 K, as amended, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of revenues for the periods indicated:


                                                THREE-MONTH PERIOD ENDED
                                         ---------------------------------------
                                         MARCH 31,1998             MARCH 31,1997
                                         -------------             -------------
Revenues                                      100.0%                    100.0%
Gross profit                                   45.6                      36.0
General and
     administrative                            11.4                       6.5
Sales and marketing                            12.1                       5.6
Research and development                        7.0                       4.5
Operating income                               15.1                      19.4
Income before
  income taxes                                 19.0                      18.9
Net income                                     12.4                      11.9


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Revenues. Revenues for the three months ended March 31, 1998 were $4.3 million compared to $4.9 million for the three months ended March 31, 1997, a decrease of approximately $600,000 or 12.2%. Although revenues from the wireless communications increased approximately $600,000, revenues from the aerospace/defense industry declined approximately $1.2 million. Automotive and satellite revenues remained relatively constant. Geographically, revenues from Asia during the three months ended March 31,1998 decreased approximately $1.1 million, offset by a $.9 million increase from within Europe, and a decrease of $.4 million from the within the U.S.

         Cost of revenues. Cost of revenues for the three months ended March 31, 1998 were $2.3 million compared to $3.1 million for the three months ended March 31, 1997, an decrease of approximately $800,000 or 25.8%. Gross margins rose from 36.0% for the three months ended March 31, 1997 to 45.6% for the three months ended March 31, 1998. The increase is principally due to the Company using its product line in its delivered solution which carries higher gross margins, and the Company has reduced the reliance on third party products.

         General and administrative expenses. General and administrative expenses for the three months ended March 31, 1998 were $491,000 compared to $319,000 for the three months ended March 31, 1997, an increase of approximately $172,000 or 53.9%. As a percentage of revenues, general and administrative expenses increased to 11.4% for the three months ended March 31, 1998 from 6.5% for the three months ended March 31, 1997. General and administrative expenses of AEMI account for approximately $100,000 of this increase, while accounting and increased administrative salaries due to the change in Company structure account for the remainder.

         Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 1998 were $524,000 compared to $273,000 for the three months ended March 31, 1997, an increase of approximately $251,000 or 91.9%. As a percentage of revenues, sales and marketing expenses were 12.1% for the three months ended March 31, 1998, an increase from 5.6% for the three months ended March 31, 1997. Approximately $149,000 of this increase represented higher sales and marketing activities in the U.S. and Israeli operations, while approximately $102,000 reflected additional costs associated with the AEMI and Orbit FR Europe sales forces.

         Research and development expenses. Research and development expenses for the three months ended March 31, 1998 were $301,000 compared to $220,000 for the three months ending March 31, 1997, an increase of $81,000 or 36.8%. This increase reflected the additional development relating to the Company's software and hardware products for the Company's solution for the wireless, satellite, aerospace, and smart automotive markets.

         Other Income. Other income for the three months ended March 31, 1998 was approximately $172,000 in income compared to $23,000 in expenses for the three months March 31, 1997. The 1998 income represents the interest earnings on the initial public offering funds, while the 1997 expense related to an inflationary adjustment in Israel.

         Income taxes. Income tax expense for the three months ended March 31, 1998 was $288,000 compared to $344,000 for the three months March 31, 1997, a decrease of $56,000. The Company's effective tax rate decreased slightly from 37.0% for the three months ended March 31, 1997 to 35.0% for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has satisfied its working capital requirements through cash flows from its operations. The Company has two working capital bank lines of credit aggregating $2,150,000. At March 31, 1998, no amounts under these lines were outstanding. These lines of credit were renewed in April 1998, and bear interest at rates ranging from 0.5% to 1.5% over the bank's prime rate and are secured by accounts receivable. The line of credit agreements require the Company to comply with certain financial performance covenants of which the Company was in compliance at March 31, 1998. At March 31, 1998, the Note Payable to Parent of $2,722,000 represented a non-interest bearing promissory note owed by ORBIT/FR Engineering, Ltd., the Company's Israeli subsidiary to Orbit-Alchut Technologies, Ltd., the majority shareholder of the Company for the transfer by Alchut of working capital at the end of 1996. This note is due in December 1999.

         Net cash used in operating activities during the first three months of 1998 amounted to $59,000 compared to $506,000 provided by operations in the first three months of 1997. The most significant change resulted from the Company reducing its income taxes payable by $650,000 in the 1998 quarter, while income taxes payable increased by $280,000 in the 1997 quarter.

         During 1998, the Company plans to incur capital expenditures of approximately $490,000, ($390,000 in 1997) a portion of which will be used to improve the Company's hardware and software tools, and by investing in information systems for the Company and its subsidiaries.

         The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the three months ended March 31, 1998, approximately 2% of the Company's revenues was billed in currencies other than U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to Alchut, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli subsidiary, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

         The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS--NOT APPLICABLE.

ITEM 2. CHANGES IN SECURITIES

Recent Sale of Unregistered Stock

On February 6, 1998, the Company completed its acquisition of Advanced Electromagnetics, Inc. ("AEMI"). The purchase price for AEMI was $1,204,000 with one-half of the consideration being paid in cash and one-half being paid in the form of the Company's Common Stock. Based upon a price of $8.25 per share (the price per share applicable to the Company's initial public offering completed on June 17, 1997), the shareholders of AEMI received 72,973 shares of the Company's Common Stock.

The 72,973 shares issued to the AEMI shareholders were issued pursuant to the exemption from registration provided by Section 4 (2) under the Securities Act of 1933, as amended (the "Securities Act"). Accordingly, such shares may not be sold unless registered under the Securities Act or an exemption from registration is available, including the exemption provided by Rule 144 under the Securities Act.

Use of Proceeds

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


         The Company incurred the following expenses in connection with the issuance and distribution of its Common Stock in the Offering:

Underwriting Discounts and Commissions        $ 1,230,000
Expenses paid to or for Underwriters              100,000
Other Expenses                                  1,062,000
                                              -----------
Total Expenses                                 $2,392,000
                                               ==========

         All payments of expenses were direct or indirect payments to persons other than directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.

         The Company used the net proceeds of the Offering ($14,108,000) for the following purposes:

Purchase of Advanced Electromagnetics Inc.                $   602,000
Used for working capital purposes                             898,000
Temporary Investments (Dreyfus Treasury Cash
  Management Fund)                                         12,608,000
                                                          -----------
Net Proceeds of the Offering                              $14,108,000
                                                          ===========

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE.

ITEM 5. OTHER INFORMATION--NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a. EXHIBITS

              27   Financial Data Schedule

         b.  REPORTS ON FORM 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

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


                                     ORBIT/FR, INC.
                                     ------------------------------------------
                                     Registrant


Date:   May 14, 1998
                                     By:  /s/  ARYEH TRABELSI
                                         --------------------------------------
                                         President and Chief Executive Officer
                                          (Principal Executive Officer)

Date:   May 14, 1998
                                     By:  /s/  JOSEPH SULLIVAN
                                         --------------------------------------
                                         Director of Finance and Treasurer
                                         (Principal Financial Officer)