Form 10-Q
period 1998-06-30
ORBIT FR INC
filed 1998-08-14
CIK 1037115

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------




                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO __________

                         COMMISSION FILE NUMBER 0-22583

                                 -------------

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

                                   ---------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

         There were 6,072,973 shares of Common Stock $.01 par value outstanding as of August 14, 1998.


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

                                      INDEX

                                                                                                                  PAGE NO.
                                                                                                                  --------

PART I.        FINANCIAL INFORMATION

               Item 1.        Consolidated Financial Statements

                              Consolidated Balance Sheets--June 30, 1998
                                (Unaudited) and December 31, 1997.....................................................3

                              Consolidated Statements of Operations-- Three and six
                               months ended June 30, 1998 and 1997 (Unaudited)........................................4

                              Consolidated Statements of Cash Flows-- Three and six
                               months ended June 30, 1998 and 1997 (Unaudited)........................................5

                              Notes to Consolidated Financial Statements
                                (Unaudited)...........................................................................6

               Item 2.        Management's Discussion and Analysis of Financial
                                Condition and Results of Operations..................................................11

PART II.       Other Information

               Item 1.        Legal Proceedings......................................................................15

               Item 2.        Changes in Securities..................................................................15

               Item 3.        Defaults upon Senior Securities........................................................16

               Item 4.        Submission of Matters to a Vote of Security Holders....................................16

               Item 5.        Other Information......................................................................16

               Item 6.        Exhibits and Reports on Form 8-K.......................................................16

Signatures                    .......................................................................................17

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             JUNE 30,        DECEMBER 31,
                                                                                               1998              1997
                                                                                            -----------      ------------
                                    ASSETS                                                  (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                                 $ 13,303          $ 14,825
   Accounts receivable, less allowance of $116 at
     June 30, 1998 and December 31, 1997, respectively                                          5,308             5,887
   Inventory                                                                                    2,184             2,269
   Costs and estimated earnings in excess of billings on uncompleted contracts                  2,598             2,522
   Deferred income taxes                                                                          472               455
   Other                                                                                          830               281
                                                                                             --------          --------
       Total current assets                                                                    24,695            26,239
Property and equipment, net                                                                     1,018             1,184
Cost in excess of net assets acquired, less accumulated amortization
   of $44 at June 30, 1998 and $22 at December 31, 1997                                           936               852
Purchased software, less accumulated amortization of $143
   at June 30, 1998 and $105 at December 31, 1997                                                 356               247
Other                                                                                             101               132
                                                                                             --------          --------
       Total assets                                                                          $ 27,106          $ 28,654
                                                                                             ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                          $    675          $  1,031
   Accounts payable--Parent                                                                       780               905
   Accrued expenses                                                                             1,760             2,679
   Income taxes payable                                                                            --               719
   Customer advances                                                                               41               190
   Billings in excess of costs and estimated earnings on uncompleted contracts                     80               185
   Deferred income taxes                                                                          964               895
                                                                                             --------          --------
       Total current liabilities                                                                4,300             6,604
Note payable to Parent                                                                          2,722             2,722
Other                                                                                              --               235
                                                                                             --------          --------
       Total liabilities                                                                        7,022             9,561
Stockholders' equity:
Preferred stock: $.01 par value:
   Authorized shares--2,000,000; Issued and outstanding shares--none                               --                --
Common stock: $.01 par value:
   Authorized shares--10,000,000; Issued and outstanding shares--6,072,973 at
   June 30, 1998 and  6,000,000; at December 31 1997, respectively                                 61                60
Additional paid-in capital                                                                     15,139            14,538
Retained earnings                                                                               4,884             4,495
                                                                                             --------          --------
       Total stockholders' equity                                                              20,084            19,093
                                                                                             --------          --------
       Total liabilities and stockholders' equity                                            $ 27,106          $ 28,654
                                                                                             ========          ========


                             See accompanying notes.

                                 ORBIT/FR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                     THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------              -------------------------
                                                        1998            1997                     1998            1997
                                                        ----            ----                     ----            ----
                                                             (UNAUDITED)                              (UNAUDITED)

Contract revenues                                      $ 3,747         $ 5,314                   $ 8,062        $ 10,220

Cost of revenues                                         2,406           3,140                     4,756           6,281
                                                       -------         -------                   -------        --------

Gross profit                                             1,341           2,174                     3,306           3,939

Operating expenses:

   General and administrative                              566             364                     1,056             683

   Sales and marketing                                     423             273                       947             546

   Research and development                                377             246                       678             466

   Other charges                                           345              --                       345              --
                                                       -------         -------                   -------        --------

Total operating expenses                                 1,711             883                     3,026           1,695
                                                       -------         -------                   -------        --------

Operating income (loss)                                   (370)          1,291                       280           2,244

Other income, net                                          147              40                       318              17
                                                       -------         -------                   -------        --------

Income (loss) before income taxes (benefit)               (223)          1,331                       598           2,261

Income tax expense (benefit)                               (78)            466                       209             810
                                                       -------         -------                   -------        --------

Net income (loss)                                      $  (145)        $   865                   $   389        $  1,451
                                                       =======         =======                   =======        ========

Basic earnings per share                               $  (.02)        $   .20                   $   .06        $    .35
                                                       =======         =======                   =======        ========

Diluted earnings per share                             $  (.02)        $   .20                   $   .06        $    .35
                                                       =======         =======                   =======        ========

Weighted average number
  common shares - basic                              6,072,973       4,228,951                 6,072,973       4,115,108
                                                     =========       =========                 =========       =========

Weighted average number
  common shares - diluted                            6,072,973       4,271,685                 6,153,573       4,137,071
                                                     =========       =========                 =========       =========


                             See accompanying notes.

                                 ORBIT/FR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                     SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                                ------------------------
                                                                                                  1998              1997
                                                                                                -------          -------
                                                                                                       (UNAUDITED)
Cash flows from operating activities:
Net income                                                                                      $   389          $ 1,451
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
      Depreciation                                                                                  212              158
      Amortization                                                                                   60               35
      Deferred income tax provision                                                                  52               --
      Changes in operating assets and liabilities
        (net of effects of acquisitions):
         Accounts receivable                                                                        579              (69)
         Inventory                                                                                   85               29
         Costs and estimated earnings in excess of billings on uncompleted contracts                (76)            (563)
         Other assets                                                                              (518)              28
         Accounts payable and accrued expenses                                                     (673)             664
         Accounts payable--Parent                                                                  (125)            (742)
         Income taxes payable                                                                      (719)             575
         Customer advances                                                                         (149)             193
         Billings in excess of costs and estimated earnings on uncompleted contracts               (105)            (725)
         Other liabilities                                                                         (235)              --
                                                                                                -------          -------

Net cash (used in) provided by operating activities                                              (1,223)           1,034

Cash flows from investing activities:
Purchase of property and equipment                                                                 (102)             (51)
Disposals of property and equipment                                                                  56               --
Increase in purchased software                                                                     (147)              --
Purchase of net assets through business acquired, net of cash acquired                             (106)          (1,227)
                                                                                                -------          -------

Net cash used in investing activities                                                              (299)          (1,278)
                                                                                                -------          -------

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering expenses paid                                --           14,784
Accrued  offering costs                                                                              --              594
                                                                                                -------          -------

Net cash provided by financing activities                                                            --           15,378
                                                                                                -------          -------

Net (decrease) increase in cash and cash equivalents                                             (1,522)          15,134
Cash and cash equivalents at beginning of period                                                 14,825              325
                                                                                                -------          -------
Cash and cash equivalents at end of period                                                      $13,303          $15,459
                                                                                                =======          =======

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes                                                    $ 1,164          $    68
                                                                                                =======          =======
Issuance of common stock relating to AEMI acquisition                                           $   602          $    --
                                                                                                =======          =======


                             See accompanying notes.

                                 ORBIT/FR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. OWNERSHIP AND BASIS OF PRESENTATION

         ORBIT/FR, Inc. (the "Company"), was incorporated in Delaware on December 9, 1996, as a subsidiary of Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation (hereinafter referred to as the "Parent"). The Company develops, markets, and supports sophisticated automated microwave test and measurement systems for the wireless communications, satellite, automotive, and aerospace/defense industries. The Company supports its world wide customers through its subsidiaries: ORBIT/FR Engineering, LTD (Israel), ORBIT/FR Europe (Germany), Advanced Electromagnetics, Inc. ("AEMI", San Diego, CA), and Orbit Advanced Technologies, Inc. and Flam and Russell, Inc, (Horsham, PA). The Company sells its products to customers throughout Asia, Europe, Israel, and North and South America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Interim Financial Information

         The accompanying unaudited consolidated financial statements, for the three and six months ended June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Forms 10-K and 10-K/A for the period ended December 31, 1997, filed on March 31, 1998 and April 30, 1998 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 1997.

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

  Net Income (Loss) Per Share

         During 1997 the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS 128") which the Company adopted for the year ended December 31, 1997. SFAS 128 replaced the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Basic earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the

                                 ORBIT/FR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three months ended June 30, 1998 because the assumed exercise of these securities would be anti dilutive. Earnings (loss) per share amounts for all periods have been restated to conform with SFAS 128 requirements.


3. EARNINGS (LOSS) PER SHARE

         The following data show the amounts used in computing earnings (loss) per share and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock.


                                                     THREE MONTHS ENDED JUNE 30              SIX MONTHS ENDED JUNE 30,
                                                     --------------------------              -------------------------
                                                        1998             1997                 1998            1997
                                                        ----             ----                 ----            ----
     Net income (loss) used in
       basic earnings per share                      $    (145)        $     865            $     389       $   1,451
                                                     =========         =========            =========       =========

     Weighted average number
      of common shares used in basic
      earnings (loss) per share                      6,072,973         4,228,951            6,072,973       4,115,108

     Effect of dilutive securities:
      stock options                                         --            42,734               80,600          21,963
                                                     ---------         ---------            ---------       ---------

     Weighted number of common
      shares and diluted potential
      common stock used in diluted
      earnings (loss) per share                      6,072,973         4,271,685            6,153,573       4,137,071
                                                     =========         =========            =========       =========


4. INVENTORY

         Inventory consisted of the following:

                                                    JUNE 30,       DECEMBER 31,
                                                      1998             1997
                                                   ------------    ------------
                                                   (UNAUDITED)

                 Work-in-process                     $   757          $  874
                 Parts and components                  1,427           1,395
                                                     -------          ------
                                                      $2,184          $2,269
                                                      ======          ======

                                 ORBIT/FR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


5. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                      JUNE 30,     DECEMBER 31,
                                                        1998           1997
                                                     -----------   ------------
                                                     (UNAUDITED)

                 Lab and computer equipment             $1,301        $1,378
                 Office equipment                          475           411
                 Transportation equipment                  163           163
                 Furniture and fixtures                     54            53
                 Leasehold improvements                     73            67
                                                        ------        ------

                                                         2,066         2,072

                 Less accumulated depreciation           1,048           888
                                                        ------        ------

                 Property and equipment, net            $1,018        $1,184
                                                        ======        ======


6. ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                                    JUNE 30,       DECEMBER 31,
                                                     1998             1997
                                                  -----------      ------------
                                                  (UNAUDITED)

                 Accrued contract costs              $  286          $  708
                 Accrued compensation                   546             580
                 Accrued commissions                    176             186
                 Accrued royalties                       86             106
                 Accrued warranty                        15              57
                 Purchase price payable
                   relating to acquisitions             145             754
                 Other                                  506             288
                                                     ------          ------

                                                     $1,760          $2,679
                                                     ======          ======

                                 ORBIT/FR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


7. LONG-TERM CONTRACTS

         Long-term contracts in process accounted for using the percentage of completion method are as follows:


                                                                                      JUNE 30,              DECEMBER 31,
                                                                                        1998                    1997
                                                                                    ------------            -----------
                                                                                     (UNAUDITED)
Accumulated expenditures on uncompleted contracts                                     $ 10,280                 $ 8,447
Estimated earnings thereon                                                               2,916                   2,700
                                                                                    ----------                --------
                                                                                        13,196                  11,147
Less: applicable progress billings                                                      10,678                   8,810
                                                                                     ---------                --------
                 Total                                                               $   2,518                 $ 2,337
                                                                                     =========                 =======


         The long-term contracts are shown in the accompanying balance sheets as follows:


                                                                                      JUNE 30,               DECEMBER 31,
                                                                                        1998                     1997
                                                                                    ------------             ------------
                                                                                     (UNAUDITED)
Costs and estimated earnings in excess
 of billings on uncompleted contracts                                                  $ 2,598                 $ 2,522
Billings in excess of costs and estimated
 earnings on uncompleted contracts                                                         (80)                   (185)
                                                                                    ----------               ---------
                                                                                       $ 2,518                 $ 2,337
                                                                                       =======                 =======


8. RELATED PARTY TRANSACTIONS

         The Company and the Parent have an agreement whereby a subsidiary of the Company purchases from the Parent electrical and mechanical production services. In addition, the Parent provides other administrative services, including but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support. The Company pays the Parent for these services based upon a rate of cost of production services plus 31%. The Company is leasing office space from the Parent on an annual basis, for a rental of $51 per year. These agreements are to be evaluated on an annual basis.

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

                                 ORBIT/FR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


10. OTHER CHARGES

         During the three months ended June 30, 1998 the Company incurred certain other charges aggregating $345 relating to the costs associated with the acquisition of RDL, Inc. which did not occur, and expenses relating to the Company's internal investigation over the U.S. Customs Service matter. (See Part II, Item 1, Legal proceedings)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Certain information contained in this Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission including its Registration Statement on Form S-1, and in its most recent Annual Report on Form 10-K, as amended, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of revenues for the periods indicated:


                                           THREE-MONTHS ENDED JUNE 30,                   SIX-MONTHS ENDED JUNE 30
                                           ---------------------------                   ------------------------
                                              1998             1997                       1998             1997
                                              ----             ----                       ----             ----
Revenues                                      100.0%           100.0%                     100.0%           100.0%
Gross profit                                   35.8             40.9                       41.0             38.5
General and administrative                     15.1              6.9                       13.1              6.7
Sales and marketing                            11.3              5.1                       11.7              5.3
Research and development                       10.1              4.6                        8.4              4.6
Other charges                                   9.2                                         4.3
Operating income (loss)                        (9.9)            24.3                        3.5             21.9
Income (loss) before
  income taxes                                 (6.0)            25.0                        7.4             22.1
Net income (loss)                              (3.9)            16.3                        4.8             14.2


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30,1997

         Revenues. Revenues for the three months ended June 30, 1998 were $3.7 million compared to $5.3 million for the three months ended June 30,1997, a decrease of approximately $1.6 million or 29.5%. Revenues from the aerospace/defense market declined approximately $2.3 million due to a sharp decline in the Asian aerospace market, new Government contracts, and distractions resulting from the U.S. Customs matter, along with decreases in the automotive and EMC markets, partially offset by increases in the wireless communications and satellite markets of $800,000 and $300,000 respectively. Revenues from Asia during the three months ended June 30, 1998 decreased approximately $1.1 million, along with a decrease in the U.S. of $566,000, partially offset by an increase in Europe of approximately $150,000 compared to the three months ended June 30, 1997.

         Cost of revenues. Cost of revenues for the three months ended June 30, 1998 were $2.4 million compared to $3.1 million for the three months ended June 30,1997, a decrease of approximately $734,000 or 23.4%. Gross margins decreased from 40.9% for the three months ended June 30,1997 to 35.8% for the three months ended June 30, 1998. The decrease is principally due to increased allocations of indirect labor from distractions arising from the U.S. Customs Service matter (see PART II, Item 1 - Legal Proceedings.) and the lower mix of high margin software sales in the current quarter.

         General and administrative expenses. General and administrative expenses for the three months ended June 30, 1998 were $566,000 compared to $364,000 for the three months ended June 30,1997, an increase of approximately $202,000 or 55.5%. As a percentage of revenues, general and administrative expenses increased to 15.1% for the three months ended June 30, 1998 from 6.9% for the three months ended June 30,1997. The full quarter impact of General and administrative expenses from the "AEMI" acquisition accounts for approximately $67,000 of this increase, while additional investment in ORBIT/FR Europe (Germany) and senior finance and general management over the prior year account for the remainder of the increase.

         Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 1998 were $423,000 compared to $273,000 for the three months ended June 30,1997, an increase of approximately $150,000 or 54.9%. As a percentage of revenues, sales and marketing expenses were 11.3% for the three months ended June 30, 1998 , an increase from 5.1% for the three months ended June 30,1997. Approximately $67,000 of this increase is from the full impact of the "AEMI" acquisition in the quarter and an additional $67,000 from increased sales activity in Europe and Israel. The remainder represented annual increases in sales salaries and other marketing costs.

         Research and development expenses. Research and development expenses for the three months ended June 30, 1998 were $377,000 compared to $246,000 for the three months ending June 30,1997, an increase of $131,000 or 53.3%. This increase reflected the additional development relating to the Company's software and hardware products for the Company's solution for the aerospace/defense, automotive and wireless markets.

          Other charges. Other charges for the three months ended June 30, 1998 was approximately $345,000 compared to no expense for the three months ending June 30,1997. The expense in the current quarter represented costs associated with the acquisition of RDL, Inc. which did not occur and expenses relating to the Company's internal investigation over the US Customs investigation.

         Other Income. Other income for the three months ended June 30, 1998 was approximately $147,000 compared to $40,000 for the three months June 30,1997. The income represents interest earnings on the initial public offering funds. The variance is due to the full quarterly impact of these earnings reflected in the current period.

         Income taxes. An income tax benefit was recorded for the three months ended June 30, 1998 of $78,000 compared to an expense of $466,000 for the three months June 30,1997, a decrease of $544,000 in expense. The Company's effective tax rate remained constant for both periods at 35.0%.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

         Revenues. Revenues for the six months ended June 30, 1998 were $8.1 million compared to $10.2 million for the six months ended June 30, 1997, a decrease of approximately $2.1 million or 21%. Approximately $3.5 million of the decrease was attributable to the aerospace/defense market which resulted from a sharp decline in the Asian aerospace market, new government contracts, and distractions resulting from the U.S. Customs matter, partially offset by strong results in the wireless and satellite markets of $1.1 million and $300,000 respectively. Asian sales led the biggest decline by approximately $1.8 million followed by lower U.S. sales $1.7 million partially offset by strong European results.

         Cost of revenues. Cost of revenues for the six months ended June 30, 1998 were $4.8 million compared to $6.3 million for the six months ended June 30, 1997, a decrease of approximately $1.5 million or 24.3%. Gross margins rose from 38.5% for the six months ended June 30, 1997 to 41.0% for the six months ended June 30, 1998, as a result of increased efficiencies in the Company's solution, design, production and installation stages, as well as an increasing use of the Company's standard off-the-shelf components in its turnkey systems. Cost of revenues and gross margin for the six months ended June 30, 1998 were negatively impacted by the US Customs investigation, as indirect labor hours increased during the 2nd Quarter relative to the Company's internal investigation. These costs partially offset the efficiencies gained in the first Quarter.

         General and administrative expenses. General and administrative expenses for the six months ended June 30, 1998 were $1.1 million compared to a $683,000 for the six months ended June 30, 1997, an increase of approximately $373,000 or 54.6%. As a percentage of revenues, general and administrative expenses increased from 6.7% for the six months ended June 30, 1997 to 13.1% for the six months ended June 30, 1998. The increase was due primarily to approximately $167,000 in full quarter impact of the "AEMI" acquisition, investment in senior finance and general management and timing of accounting services charges in the current period versus the prior year period.

         Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 1998 were $947,000 compared to $546,000 for the six months ended June 30, 1997, an increase of approximately $401,000 or 73.4%. As a percentage of revenues, sales and marketing expenses were 11.7% for the six months ended June 30, 1998, an increase from 5.3% for the six months ended June 30, 1997. Approximately $135,000 of this increase represented the full quarter impact of the "AEMI" acquisition with another $171,000 from ORBIT/FR Engineering, LTD (Israel) and ORBIT/FR Europe (Germany) due to additional sales activity from those operations.

Research and development expenses. Research and development expenses for the six months ended June 30, 1998 were $678,000 compared to $466,000 for the six months ending June 30, 1997, an increase of $212,000 or 45.5%. This increase reflected the additional development relating to the Company's software and hardware products for the Company's solution for the aerospace/defense, automotive and wireless markets.

         Other charges. Other charges for the six months ended June 30, 1998 was approximately $345,000 compared to no expense for the three months ending June 30, 1997. The expense which was recorded in the 2nd Quarter of 1998 represented costs associated with the acquisition of RDL, Inc. which did not occur and expenses stemming from the Company's internal investigation over the US Customs matter.

         Income taxes. Income tax expense for the six months ended June 30, 1998 was $209,000 compared to $810,000 for the six months June 30, 1997, an decrease of $601,000. The Company's effective tax rate decreased from 35.8% for the six months ended June 30, 1997 to 35.0% for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has satisfied its working capital requirements through cash flows from its operations. The Company has two working capital bank lines of credit aggregating $2,150,000. At June 30, 1998, no amounts under these lines were outstanding. These lines of credit were renewed in April 1998, and bear interest at rates ranging from 0.5% to 1.5% over the bank's prime rate and are secured by accounts receivable. The line of credit agreements require the Company to comply with certain financial performance covenants of which the Company was in compliance at June 30, 1998 . At June 30, 1998 , the Note Payable to Parent of $2,722,000 represented a non-interest bearing promissory note owed by ORBIT/FR Engineering, Ltd., the Company's Israeli subsidiary to Orbit-Alchut Technologies, Ltd., the majority shareholder of the Company for the transfer by Alchut of working capital at the end of 1996. This note is due in December 1999.

         Net cash used in operating activities during the first six months of 1998 amounted to approximately $1.2 million compared to approximately $1.0 million provided by operations in the first six months of 1997. A significant change in net cash provided by or used in operating activities resulted from the reduction in the Company's net income during the six months ended June 30, 1998 to $389,000 from approximately $1.5 million during the six months ended June 30, 1997. An additional use of cash from operating activities during the six months ended June 30, 1998 was the reduction in the Company's income taxes payable at December 31, 1997 to a prepaid tax balance at June 30, 1998. The cash used in operating activities for this 1998 change totaled approximately $1.0 million, while approximately $575,000 was provided by the change in income tax payable during the six months ended June 30, 1997. The Company also reduced its accounts payable and accrued expenses by approximately $673,000 during the six months ended June 30, 1998, while these amounts increased by $664,000 during the six months ended June 30, 1997.

         Net cash used in investing activities decreased to $299,000 during the six months ended June 30, 1998, from approximately $1.3 million during the six months ended June 30, 1997. This decrease was due principally to the recognition of the net assets acquired in the AEMI acquisition during the six months ended June 30, 1997.

         Net cash provided by financing activities in 1997 amounted to approximately $15.4 million, principally due to the proceeds raised in connection with the Company's initial public offering, net of offering expenses paid.

         During 1998, the Company plans to incur capital expenditures of approximately $500,000, a portion of which will be used to improve the Company's hardware and software tools, and by investing in information systems for the Company and its subsidiaries.

         The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the three months ended June 30, 1998 , approximately 2% of the Company's revenues was billed in currencies other than U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to Alchut, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's foreign subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

         The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 23, 1998 the Company reported that it is subject to an investigation by the U.S. Customs Service, which it believes relates to its past compliance with U.S. export laws and licensing requirements.

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


         The Company incurred the following expenses in connection with the issuance and distribution of its Common Stock in the Offering:

Underwriting Discounts and Commissions                   $1,230,000
Expenses paid to or for Underwriters                        100,000
Other Expenses                                            1,062,000
                                                         ----------
Total Expenses                                           $2,392,000
                                                         ==========

         All payments of expenses were direct or indirect payments to persons other than directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.

         The Company used the net proceeds of the Offering ($14,108,000) for the following purposes:

Purchase of Advanced Electromagnetics Inc.               $   602,000
Used for working capital purposes                          1,040,000
Temporary Investments                                     12,466,000
                                                         -----------
Net Proceeds of the Offering                             $14,108,000
                                                         ===========


ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE.

ITEM 5. OTHER INFORMATION--NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. EXHIBITS

           27   Financial Data Schedule

        b.  REPORTS ON FORM 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998 .

                                 ORBIT/FR, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    ORBIT/FR, INC.
                                          ----------------------------------
                                                      Registrant


Date:   August 14, 1998

                                           By: /s/ ARYEH TRABELSI
                                              ----------------------------------
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date:   August 14, 1998
                                           By: /s/ WILLIAM A. TORZOLINI
                                              ----------------------------------
                                           Chief Financial Officer
                                           (Principal Financial Officer)