Form 10-Q
period 1998-09-30
ORBIT FR INC
filed 1998-11-17
CIK 1037115

================================================================================


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549






                                  FORM 10-Q

(MARK ONE)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

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


      There were 6,072,973 shares of Common Stock $.01 par value outstanding as of November 16, 1998.


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

                 Consolidated Balance Sheets -- September 30, 1998
                  (Unaudited) and December 31, 1997...........................3

                 Consolidated Statements of Operations-- Three and nine
                  months ended September 30, 1998 and 1997
                  (Unaudited).................................................4

                 Consolidated Statements of Cash Flows-- Nine months ended
                  September 30, 1998 and 1997 (Unaudited).....................5

                 Notes to Consolidated Financial Statements
                  (Unaudited).................................................6

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.......................11

PART II.  Other Information

         Item 1. Legal Proceedings...........................................16

         Item 2. Changes in Securities.......................................16

         Item 3. Defaults upon Senior Securities.............................17

         Item 4. Submission of Matters to a Vote of Security Holders.........17

         Item 5. Other Information...........................................17

         Item 6. Exhibits and Reports on Form 8-K............................17

Signatures        ...........................................................18

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                ORBIT/FR, INC.
                         CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 1998            1997
                                                             -------------   ------------
                                                              (UNAUDITED)
                                    ASSETS
Current assets:
  Cash and cash equivalents                                    $ 12,042       $ 14,825
  Accounts receivable, less allowance of $161 at
    September 30, 1998 and $116 at  December 31, 1997             4,280          5,887
  Inventory                                                       2,352          2,269
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                      2,369          2,522
  Prepaid income taxes                                            1,267           --
  Deferred income taxes                                             545            455
  Other                                                             300            281
                                                               --------       --------
     Total current assets                                        23,155         26,239
Property and equipment, net                                         995          1,184
Cost in excess of net assets acquired, less accumulated
  amortization of $56 at September 30, 1998 and $22 at
  December 31, 1997                                                 924            852
Purchased software, less accumulated amortization of $168
  at September 30, 1998 and $105 at December 31, 1997               331            247
Other                                                                95            132
                                                               --------       --------
     Total assets                                              $ 25,500       $ 28,654
                                                               ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $  1,064       $  1,031
  Accounts payable--Parent                                          770            905
  Accrued expenses                                                1,569          2,679
  Income taxes payable                                             --              719
  Customer advances                                                  40            190
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                           185            185
  Deferred income taxes                                             987            895
                                                               --------       --------
     Total current liabilities                                    4,615          6,604
Note payable to Parent                                            2,722          2,722
Other                                                              --              235
                                                               --------       --------
     Total liabilities                                            7,337          9,561
Stockholders' equity:
Preferred stock: $.01 par value:
  Authorized shares--2,000,000; Issued and outstanding
    shares--none                                                   --             --
Common stock: $.01 par value:
  Authorized shares--10,000,000; Issued and outstanding
    shares--6,072,973 at September 30, 1998 and
    6,000,000; at December 31 1997, respectively                     61             60
Additional paid-in capital                                       15,139         14,538
Treasury stock: Issued and outstanding shares --
  41,800 at September 30, 1998                                     (162)          --
Retained earnings                                                 3,125          4,495
                                                               --------       --------
     Total stockholders' equity                                  18,163         19,093
                                                               --------       --------
     Total liabilities and stockholders' equity                $ 25,500       $ 28,654
                                                               ========       ========


                           See accompanying notes.

                                ORBIT/FR, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                THREE MONTHS                       NINE MONTHS
                                            ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                       -----------------------------      -----------------------------
                                           1998              1997             1998              1997
                                       -----------       -----------      -----------       -----------
                                                (UNAUDITED)                        (UNAUDITED)
Contract revenues                      $     1,605       $     6,298      $     9,666       $    16,518

Cost of revenues                             2,574             3,437            7,329             9,719
                                       -----------       -----------      -----------       -----------

Gross profit (loss)                           (969)            2,861            2,337             6,799

Operating expenses:

  General and administrative                   813               435            1,869             1,118

  Sales and marketing                          538               457            1,485             1,002

  Research and development                      67               315              745               781

  Other charges                                463              --                808              --
                                       -----------       -----------      -----------       -----------

Total operating expenses                     1,881             1,207            4,907             2,901
                                       -----------       -----------      -----------       -----------

Operating income (loss)                     (2,850)            1,654           (2,570)            3,898

Other income, net                              144               184              462               201
                                       -----------       -----------      -----------       -----------

Income (loss) before income
  taxes (benefit)                           (2,706)            1,838           (2,108)            4,099

Income tax expense (benefit)                  (947)              645             (738)            1,455
                                       -----------       -----------      -----------       -----------

Net income (loss)                      $    (1,759)      $     1,193      $    (1,370)      $     2,644
                                       ===========       ===========      ===========       ===========

Basic earnings (loss) per share        $      (.29)      $       .20      $      (.23)      $       .55
                                       ===========       ===========      ===========       ===========

Diluted earnings (loss) per share      $      (.29)      $       .19      $      (.23)      $       .54
                                       ===========       ===========      ===========       ===========

Weighted average number
  common shares - basic                  6,058,859         6,083,455        6,068,217         4,778,434
                                       ===========       ===========      ===========       ===========

Weighted average number
  common shares - diluted                6,058,859         6,364,330        6,068,217         4,877,548
                                       ===========       ===========      ===========       ===========


                           See accompanying notes.

                                ORBIT/FR, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 -----------------------
                                                                   1998           1997
                                                                 --------       --------
                                                                       (UNAUDITED)
Cash flows from operating activities:
Net income (loss)                                                $ (1,370)      $  2,644
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
    Depreciation                                                      312            280
    Amortization                                                       97             53
    Deferred income tax provision                                       2            (13)
    Changes in operating assets and liabilities
      (net of effects of acquisitions):
      Accounts receivable                                           1,607            (16)
      Inventory                                                       (83)          (313)
      Costs and estimated earnings in excess of billings on
        uncompleted contracts                                         153         (1,482)
      Prepaid income taxes                                         (1,267)
      Other assets                                                     18             (5)
      Accounts payable and accrued expenses                          (475)           744
      Accounts payable--Parent                                       (135)          (239)
      Income taxes payable                                           (719)           739
      Customer advances                                              (150)           472
      Billings in excess of costs and estimated earnings on
        uncompleted contracts                                        --             (754)
      Other liabilities                                              (235)           (77)
                                                                 --------       --------

Net cash (used in) provided by operating activities                (2,245)         2,033

Cash flows from investing activities:
Purchase of property and equipment                                   (179)          (162)
Disposals of property and equipment                                    56           --
Increase in purchased software                                       (147)          --
Purchase of net assets through business acquired, net of
  cash acquired                                                      (106)        (1,216)
Purchases of treasury stock                                          (162)          --
                                                                 --------       --------

Net cash used in investing activities                                (538)        (1,378)
                                                                 --------       --------

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering
  expenses paid                                                      --           14,261
                                                                 --------       --------
Net cash provided by financing activities                            --           14,261
                                                                 --------       --------

Net (decrease) increase in cash and cash equivalents               (2,783)        14,916
Cash and cash equivalents at beginning of period                   14,825            325
                                                                 --------       --------
Cash and cash equivalents at end of period                       $ 12,042       $ 15,241
                                                                 ========       ========

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes                     $  1,203       $    453
                                                                 ========       ========
Issuance of common stock relating to AEMI acquisition            $    602       $   --
                                                                 ========       ========


                           See accompanying notes.

                                ORBIT/FR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1998
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Interim Financial Information

      The accompanying unaudited consolidated financial statements, for the three and nine months ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Forms 10-K and 10-K/A for the period ended December 31, 1997, filed on March 31, 1998 and April 30, 1998 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 1997.

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

                                ORBIT/FR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1998
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three and nine months ended September 30, 1998 because the assumed exercise of these securities would be anti dilutive. Earnings (loss) per share amounts for all periods have been restated to conform with SFAS 128 requirements.


3.  EARNINGS (LOSS) PER SHARE

      The following data show the amounts used in computing earnings (loss) per share and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock.

                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                              SEPTEMBER 30                       SEPTEMBER 30,
                                     -----------------------------      -----------------------------
                                         1998              1997            1998               1997
                                     -----------       -----------      -----------       -----------
Net income (loss) used in
  basic earnings per share           $    (1,759)      $     1,193      $    (1,370)      $     2,644
                                     ===========       ===========      ===========       ===========

Weighted average number
 of common shares used in basic
 earnings (loss) per share             6,058,859         6,083,455        6,068,217         4,778,434

Effect of dilutive securities:
 stock options                              --             280,875             --              99,114
                                     -----------       -----------      -----------       -----------

Weighted number of common
 shares and diluted potential
 common stock used in diluted
 earnings (loss) per share             6,058,859         6,364,330        6,068,217         4,877,548
                                     ===========       ===========      ===========       ===========


4. INVENTORY

      Inventory consisted of the following:

                                                   SEPTEMBER 30,        DECEMBER 31,
                                                       1998                1997
                                                   -------------        ------------
                                                    (UNAUDITED)
Work-in-process                                       $  808              $  874
Parts and components                                   1,544               1,395
                                                      ------              ------
                                                      $2,352              $2,269
                                                      ======              ======

                                ORBIT/FR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1998
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


5. PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                                     SEPTEMBER 30,      DECEMBER 31,
                                                         1998               1997
                                                     -------------      ------------
                                                      (UNAUDITED)
Lab and computer equipment                              $1,323            $1,378
Office equipment                                           523               411
Transportation equipment                                   163               163
Furniture and fixtures                                      61                53
Leasehold improvements                                      73                67
                                                        ------            ------

                                                         2,143             2,072

Less accumulated depreciation                            1,148               888
                                                        ------            ------

Property and equipment, net                             $  995            $1,184
                                                        ======            ======


6. ACCRUED EXPENSES

      Accrued expenses consisted of the following:

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            1998                 1997
                                                        -------------   ------------
                                                          (UNAUDITED)
Accrued contract costs                                      $  334        $  708
Accrued compensation                                           511           580
Accrued commissions                                            204           186
Accrued royalties                                               95           106
Accrued warranty                                                54            57
Purchase price payable relating to acquisitions               --             754
Accrued other charges                                           98
Other                                                          273           288
                                                            ------        ------

                                                            $1,569        $2,679
                                                            ======        ======

                                ORBIT/FR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1998
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


7. LONG-TERM CONTRACTS

      Long-term contracts in process accounted for using the percentage of completion method are as follows:

                                                         SEPTEMBER 30,  DECEMBER 31,
                                                             1998           1997
                                                         -------------  ------------
                                                         (UNAUDITED)
Accumulated expenditures on uncompleted contracts           $10,482       $ 8,447
Estimated earnings thereon                                    2,007         2,700
                                                            -------       -------
                                                             12,489        11,147
Less: applicable progress billings                           10,305         8,810
                                                            -------       -------
           Total                                            $ 2,184       $ 2,337
                                                            =======       =======


      The long-term contracts are shown in the accompanying balance sheets as follows:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          1998            1997
                                                      -------------   ------------
                                                      (UNAUDITED)
Costs and estimated earnings in excess
   of billings on uncompleted contracts                 $ 2,369         $ 2,522
Billings in excess of costs and estimated
   earnings on uncompleted contracts                       (185)           (185)
                                                        -------         -------
                                                        $ 2,184         $ 2,337
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

                                ORBIT/FR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1998
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


10. OTHER CHARGES

      During the three and nine month periods ended September 30, 1998 the Company incurred certain other charges aggregating $463 and $808 respectively. These costs were associated with the acquisition of RDL, Inc. which did not occur, and expenses relating to the Company's internal investigation over the U.S. Customs Service matter and charges related to the Company's requirement to adopt revised export procedures in light of new export classification of its products (See Part II, Item 5, Other information).

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

RESULTS OF OPERATIONS

      The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

                                 THREE-MONTHS                   NINE-MONTHS
                              ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30
                              -------------------           ------------------
                               1998          1997            1998         1997
                              -----         -----           -----        -----
Revenues                      100.0%        100.0%          100.0%       100.0%
Gross profit (loss)           (60.4)         45.4            24.2         41.2
General and
   administrative              50.7           6.9            19.3          6.8
Sales and marketing            33.5           7.3            15.4          6.1
Research and development        4.2           5.0             7.7          4.7
Other charges                  28.8                           8.4
Operating income (loss)      (177.6)         26.3           (26.6)        23.6

Income (loss) before
   income taxes (benefit)    (168.6)         29.2           (21.8)        24.8
Net income (loss)            (109.6)         18.9           (14.2)        16.0


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

      Revenues. Revenues for the three months ended September 30, 1998 were $1.6 million compared to $6.3 million for the three months ended September 30, 1997, a decrease of approximately $4.7 million or 74.5%. Revenues from the aerospace/defense market declined approximately $2.9 million due to a sharp decline in the Asian aerospace market and new Government contracts, along with decreases in the satellite market of $1.0 million, due mainly to export delays resulting from the U.S. State Department jurisdictional change. In addition, revenues from the wireless market declined $0.8 million also due to export delays along with a general slowness of the market. Domestic revenues during the three months ended September 30, 1998 decreased approximately $2.7 million compared to the three months ended September 30, 1997, while Asian and European revenues decreased approximately $ 0.9 and $1.1 million, respectively.

      Cost of revenues. Cost of revenues for the three months ended September 30, 1998 were $2.6 million compared to $3.4 million for the three months ended September 30, 1997, a decrease of approximately $0.8 million or 25.1%. Gross margins decreased from 45.4% for the three months ended September 30, 1997 to a loss of 60.4% for the three months ended September 30, 1998. The decrease is principally due to losses incurred on projects from export delays, uncertainties over licensing and overhead costs which have not been offset by the lower revenues described above.

      General and administrative expenses. General and administrative expenses for the three months ended September 30, 1998 were $813,000 compared to $435,000 for the three months ended September 30, 1997, an increase of $378,000 or 86.9%. As a percentage of revenues, general and administrative expenses increased to 50.7% for the three months ended September 30, 1998 from 6.9% for the three months ended September 30, 1997. A charge of $200,000 was recorded relating to the collectability of China receivables along with increased legal expenses of $100,000, with additional investment in ORBIT/FR Europe (Germany) and senior finance and general management over the prior year which accounted for the remainder of the increase.

      Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 1998 were $538,000 compared to $457,000 for the three months ended September 30, 1997, an increase of $81,000 or 17.7%. As a percentage of revenues, sales and marketing expenses were 33.5% for the three months ended September 30, 1998, an increase from 7.3% for the three months ended September 30, 1997. This increase was due to additional investment in sales activity in ORBIT/FR Engineering, LTD (Israel) and in ORBIT/FR Europe (Germany).

      Research and development expenses. Research and development expenses for the three months ended September 30, 1998 were $67,000 compared to $315,000 for the three months ending September 30, 1997, a decrease of $248,000 or 78.7%. The decrease was due to fewer customer funded R & D projects related to the aerospace/defense industry.

      Other charges. Other charges for the three months ended September 30, 1998 were approximately $463,000 compared to no expense for the three months ending September 30, 1997. The expense in the current quarter represented costs relating to the Company's internal investigation over the US Customs matter and charges related to the Company's requirement to adopt revised export procedures in light of the new export classification of its products.

      Other Income. Other income for the three months ended September 30, 1998 was approximately $144,000 compared to $184,000 for the three months September 30, 1997. The income represents interest earnings on the initial public offering funds. The variance is due to the decrease in the Company's cash balances.

      Income taxes. An income tax benefit was recorded for the three months ended September 30, 1998 of $947,000 compared to an expense of $645,000 for the three months September 30, 1997, a decrease of approximately $1.6 million in expense due principally to the loss incurred during the current quarter. The Company's effective tax rate decreased from 35.1% for the three months ended September 30, 1997 to 35.0% for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

      Revenues. Revenues for the nine months ended September 30, 1998 were $9.7 million compared to $16.5 million for the nine months ended September 30, 1997, a decrease of approximately $6.8 million or 41.2%. Approximately $6.3 million of the decrease was attributable to the aerospace/defense market which experienced a sharp decline in Asia and new U.S. Government contracts along with decreases in the satellite and automotive markets of $0.8 million and $0.2 million partially offset by an increase in the wireless market of $0.5 million. U.S. sales led the biggest decline by approximately $4.2 million followed by lower Asian sales of $2.7 million. European results remained consistent year over year.

      Cost of revenues. Cost of revenues for the nine months ended September 30, 1998 were $7.3 million compared to $9.7 million for the nine months ended September 30, 1997, a decrease of approximately $2.4 million or 24.7%. Gross margins decreased to 24.2% for the nine months ended September 30, 1998 from 41.2% for the nine months ended September 30, 1997, as a result of the current quarter losses resulting from delays and uncertainties on certain exports and overhead charges not offset by the revenue declines associated with the same.

      General and administrative expenses. General and administrative expenses for the nine months ended September 30, 1998 were $1.9 million compared to a $1.1 million for the nine months ended September 30, 1997, an increase of approximately $0.8 million or 67.2%. As a percentage of revenues, general and administrative expenses increased from 6.8% for the nine months ended September 30, 1997 to 19.3% for the nine months ended September 30, 1998. The increase was due primarily to a charge of $200,000 relating to the collectability of China receivables, approximately $175,000 of full period impact for the "AEMI" acquisition, additional legal expenses of $50,000, with the remainder in investment in senior finance and general management.

      Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 1998 were $1.5 million compared to $1.0 million for the nine months ended September 30, 1997, an increase of approximately $0.5 million or 48.2%. As a percentage of revenues, sales and marketing expenses were 15.4% for the nine months ended September 30, 1998, an increase from 6.1% for the nine months ended September 30, 1997. Additional investment in sales activity in ORBIT/FR Engineering, LTD (Israel) and ORBIT/FR Europe (Germany) accounted for $325,000 of this increase, while the full period impact of AEMI accounted for $135,000.

      Research and development expenses. Research and development expenses for the nine months ended September 30, 1998 were $745,000 compared to $781,000 for the nine months ended September 30, 1997, a decrease of $36,000 or 4.6%.

      Other charges. Other charges for the nine months ended September 30, 1998 were approximately $808,000 compared to no expense for the nine months ended September 30, 1997. The expense represented costs associated with the acquisition of RDL, Inc. which did not occur and expenses stemming from the Company's internal investigation over the US Customs matter and charges related to the Company's requirement to adopt revised export procedures in light of the new export classification of its products.

      Income taxes. Income tax benefit for the nine months ended September 30, 1998 was $0.7 million compared to an expense of $1.5 million for the nine months ended September 30, 1997, a decrease of $2.2 million due principally to the loss incurred during 1998. The Company's effective tax rate decreased from 35.5% for the nine months ended September 30, 1997 to 35.0% for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has satisfied its working capital requirements through cash flows from its operations. The Company has two working capital bank lines of credit aggregating $2,150,000. At September 30, 1998, no amounts under these lines were outstanding. These lines of credit were renewed in April 1998, and bear interest at rates ranging from 0.5% to 1.5% over the bank's prime rate and are secured by accounts receivable. The line of credit agreements require the Company to comply with certain financial performance covenants of which the Company was in compliance at September 30, 1998. At September 30, 1998, the Note Payable to Parent of $2,722,000 represented a non-interest bearing promissory note owed by ORBIT/FR Engineering, Ltd., the Company's Israeli subsidiary to Orbit-Alchut Technologies, Ltd., the majority shareholder of the Company for the transfer by Alchut of working capital at the end of 1996. This note is due in December 1999.

      Net cash used in operating activities during the first nine months of 1998 amounted to approximately $2.2 million compared to approximately $2.0 million provided by operations in the first nine months of 1997. The most significant change in net cash provided by or used in operating activities resulted from the Company posting a $1.4 million net loss during the nine months ended September 30, 1998, compared to a $2.6 million net profit during the nine months ended September 30, 1997. Accounts receivable provided $1.6 million of operating cash during the nine months ended September 30, 1998, while using $16,000 during the same period of 1997. The change in the Company's costs and estimated earnings in excess of billings on uncompleted contracts provided approximately $153,000 of operating cash during the nine months ended September 30, 1998, while using $1.5 million during the same period in 1997. An additional use of cash from operating activities during the nine months ended September 30, 1998 was the reduction in the Company's income taxes payable at December 31, 1997 to a prepaid tax balance at September 30, 1998. The cash used in operating activities for this 1998 change totaled approximately $2.0 million, while approximately $739,000 was provided by the change in income tax payable during the nine months ended September 30, 1997. This variance is mainly due to the company recording a $738,000 income tax benefit for the nine months ended September 30, 1998 due to the loss incurred. The Company also reduced its accounts payable and accrued expenses by approximately $475,000 during the nine months ended September 30, 1998, while these amounts increased by $744,000 during the nine months ended September 30, 1997.

      Net cash used in investing activities decreased to $538,000 during the nine months ended September 30, 1998, from approximately $1.4 million during the nine months ended September 30, 1997. This decrease was due principally to the recognition of the net assets acquired in the AEMI acquisition during the nine months ended September 30, 1997, and the purchase of software and treasury stock during the nine months ended September 30, 1998.

      Net cash provided by financing activities in 1997 amounted to approximately $14.3 million, completely due to the proceeds raised in connection with the Company's initial public offering, net of offering expenses paid.

      During 1998, the Company plans to incur capital expenditures of approximately $300,000, a portion of which will be used to improve the Company's hardware and software tools, and by investing in information systems for the Company and its subsidiaries.

      The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the three months ended September 30, 1998, approximately 2% of the Company's revenues was billed in currencies other than U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to Alchut, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's foreign subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

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

      The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total year 2000 project cost is estimated to be less than $200,000 which includes up to $150,000 for the purchase of new software that will be capitalized and $50,000 that will be expensed as incurred. To date, the Company has incurred and expensed approximately $5,000 primarily for the assessment of the year 2000 issue and the development of a modification plan for the purchase of new software. The project is estimated to be completed no later than June 30, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company.

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

      The Company used the net proceeds of the Offering ($14,108,000) for the following purposes:

Purchase of Advanced Electromagnetics Inc.                           $   602,000
Used for working capital purposes                                      2,125,000
Temporary Investments                                                 11,381,000
                                                                     -----------
Net Proceeds of the Offering                                         $14,108,000
                                                                     ===========


ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE.

ITEM 5. OTHER INFORMATION

      The Company confirmed that on August 5, 1998 the Department of State determined that the Company's AL-2000 antenna measurement systems and the AL-8098 radome measurement system are controlled under the United States Munitions list.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. EXHIBITS

           27   Financial Data Schedule

        b. REPORTS ON FORM 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

ORBIT/FR, INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ORBIT/FR, INC.
                                           ---------------------------------
                                           Registrant


Date:   November 16, 1998
                                           By: /s/ ZE'EV STEIN
                                               -----------------------------
                                               CHAIRMAN OF THE BOARD
                                               (Principal Executive Officer)

Date:   November 16, 1998
                                           By: /s/ WILLIAM A. TORZOLINI
                                               -----------------------------
                                               Chief Financial Officer
                                               (Principal Financial Officer)