Form 10-K
period 1998-12-31
ORBIT FR INC
filed 1999-03-31
CIK 1037115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

          Yes [X]                  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .

         The aggregate market value of the voting stock held by non-affiliates of the Registrant is $4,745,946 (1). As of March 24, 1999, 6,072,973 shares of common stock were outstanding.

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's common stock outstanding, reduced by the amount of the common stock held by the officers, directors and shareholders owning in excess of 10% of the Company's common stock, multiplied by the last reported sale price for the Company's common stock on March 24, 1999. The information provided shall in no way be construed as an admission that any officer, director, or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                       DOCUMENTS INCORPORATED BY REFERENCE
  (Specific sections incorporated are identified under applicable items herein)

Certain portions of the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting are incorporated by reference in Part III of this Report. Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 333-25015) filed with the Commission on April 11, 1997, Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on May 19, 1997, and Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Commission on June 5, 1997 are incorporated by reference as Exhibits in Part IV of this Report.

                                 ORBIT/FR, INC.

                                      INDEX

                                                                                                        PAGE NO.
PART I.
      Item 1.     Business...........................................................................      4

      Item 2      Properties.........................................................................     15

      Item 3      Legal Proceedings..................................................................     15

      Item 4      Submission of Matters to a Vote of Security Holders ...............................     15

      Item 4.1    Executive Officers and Key Employees...............................................     16

PART II.

      Item 5      Market for the Registrant's Common Equity and Related Stockholder Matters..........     17

      Item 6      Selected Financial Data............................................................     18

      Item 7      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.........................................................................     18

      Item 8      Financial Statements and Supplementary Data........................................     25

      Item 9      Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure.........................................................................     25

PART III

      Item 10     Directors and Executive Officers of the Registrant.................................     26

      Item 11     Executive Compensation.............................................................     26

      Item 12     Security Ownership of Certain Beneficial Owners and Management.....................     26

      Item 13     Certain Relationships and Related Transactions.....................................     26

PART IV

      Item 14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................     26

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

         This report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including, but not limited to those set forth in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations'" under the heading "Certain Factors" below and elsewhere in this report on Form 10-K. The following discussion should be read in conjunction with Part II of this Form 10-K and the Consolidated Financial Statements and notes to the Consolidated Statements beginning on page F-1.

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

         The Company markets and sells its systems to customers in the United States and throughout the world. Within the Company's targeted industries, the Company's customers include manufacturers of wireless systems and products, such as Motorola, Nokia and Ericsson; manufacturers of systems and products that incorporate microwave technology, such as Lockheed Martin, Hughes, BMW and Boeing; and telecommunications service providers that rely on microwave technology, such as AT&T, NTT and British Telecom. The Company's customers also include the United States government and several foreign governments.

         The Company's objective is to strengthen its position in automated microwave test and measurement systems while developing products and systems for a broader range of microwave applications. The principal elements of the Company's strategy to reach its objective are: (i) offering comprehensive solutions to customers, (ii) maintaining its technological leadership, (iii) focusing on standard systems and proprietary off-the-shelf products, (iv) pursuing growth in international markets and (v) leveraging its technological expertise to expand into complementary markets.

         The Company's principal offices are located at 506 Prudential Road, Horsham, Pennsylvania 19044. Its telephone number is (215) 674-5100, its e-mail address is mail@orbitfr.com and its World Wide Web home page is located at www.orbitfr.com.

HISTORY

         The Company was incorporated in Delaware in December 1996. The Company is the holding company for Orbit Advanced Technologies, Inc., a Delaware corporation ("Technologies") and its wholly owned subsidiary, Flam & Russell, Inc., a Delaware corporation ("Flam & Russell"), Orbit F.R. Engineering, Ltd., an Israeli corporation ("Engineering"), and Advanced Electromagnetics, Inc. ("AEMI") a California corporation. The Company's parent, Orbit-Alchut Technologies, Ltd., is a publicly traded company in Israel which was founded in 1950 ("Alchut"). In addition to its ownership interest in the Company (approximately 60%), Alchut has ownership interests in companies operating in the avionics, tracking and telemetry markets.

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

         On June 17, 1997, the Company purchased all of the issued and outstanding shares of AEMI, contemporaneously with the completion of its initial public offering, for approximately $1.2 million. One-half of the purchase price was payable in cash and the other half was payable by issuance of shares of the Company's Common Stock at the initial offering price of $8.25 per share. AEMI manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems.

         On May 4, 1998, the Company purchased the principal assets of Quantum Change/EMC Systems, Inc. The acquisition formed a new division responsible for Electromagnetic Compatibility ("EMC") Testing Systems. Quantum Change/EMC Systems provides hardware-independent software solutions to the EMC marketplace.

         On August 5, 1998 the Department of State determined that the Company's AL-2000 antenna measurement systems and software and the AL-8098 radome measurement systems are licensable commodities within the Department of State's jurisdiction. Exports of these systems now require licensing from the State Department. See "Management's Discussions and Analysis of Financial Condition and Results of Operations - Certain Factors - Risks Associated with International Sales."

INDUSTRY OVERVIEW

         The need for microwave test and measurement systems and products expanded rapidly during the 1960's and 1970's in conjunction with the growth and increased sophistication of the aerospace/defense industry in the United States and Western Europe. In the last 20 years, this need for test and measurement products and systems has expanded beyond aerospace/defense applications to all aspects of modern telecommunications, including personal wireless communications devices, satellite-based communications systems and "smart" automobiles. This expansion has occurred in conjunction with a growing desire among companies to focus on their core competencies and outsource many non-core functions such as the development and manufacture of microwave test and measurement systems.

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

         WIRELESS COMMUNICATIONS. The wireless communications industry has grown in recent years as a result of the development of cost-effective digital technologies and the gradual global deregulation of the telecommunications industry. Wireless communications products include cellular/PCS handsets, pagers, field service/delivery equipment and cellular/PCS base stations. The Company expects continued growth within the wireless communications industry in the future due to an increase in available spectrum, the adoption of efficient new digital technologies and the development of "smart" antennas.

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

         SATELLITE. Satellite-related markets have grown over the past several years, driven by the emergence of advanced communication technologies offering cost-effective global voice, video and data transmission, GPS, internet access and tracking capabilities. Satellites provide several advantages over terrestrial communications networks, including rapid installation and deployment, no incremental cost as distances increase and higher rates of data transmission. According to Euroconsult, a market research firm, 555 communications satellites are expected to be launched between July 1996 and December 2006.

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

         AEROSPACE/DEFENSE. The need within the aerospace/defense community for accurate and secure communications and tracking systems led to the emergence of microwave test and measurement companies in the 1960's. Despite cutbacks in United States defense budgets in the late 1980's and early 1990's, microwave test and measurement needs within the aerospace/defense industry are expected to provide opportunity for the foreseeable future as a result of system upgrades on existing military platforms, substantial new investments in non-U.S. military programs and the expansion of civil aviation worldwide.

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

THE ORBIT/FR SOLUTION

         ORBIT/FR provides its customers with flexible and reliable solutions for their complex microwave test and measurement needs. The Company focuses its efforts and resources on developing state-of-the-art microwave test and measurement systems and products that incorporate specialized technologies and expertise. The Company's customers have a need for microwave test and measurement systems and products but often do not have the in-house capabilities to develop, or the desire to develop, such systems and products themselves. ORBIT/FR's systems and products provide customers with cost- effective and user-friendly solutions to their microwave test and measurement needs, thus allowing them to remain focused on their core competencies. The Company's systems and products incorporate technological expertise developed and acquired by the Company over many years.

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

         OFFERING COMPREHENSIVE SOLUTIONS TO CUSTOMERS. Within the microwave test and measurement market, new and existing customers increasingly desire to purchase comprehensive, turnkey test and measurement systems from a single provider. The Company addresses this desire by providing engineering and project management services, by offering an increasingly broad product line and by maintaining close relationships with outside component suppliers. Additionally, the Company may periodically acquire companies with complementary products and services that can be integrated with the Company's existing or proposed products and systems, as it has with acquisitions of Flam & Russell and AEMI. By acquiring suppliers of key components of microwave test and measurement systems that the Company does not already provide, the Company believes, but cannot assure that it will be able to increase gross margins.

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

         PURSUING GROWTH IN INTERNATIONAL MARKETS. Approximately 50% of the Company's revenues during 1998 were derived from international customers. The Company believes that the growth of the international microwave test and measurement marketplace over the next several years will be due in large part to worldwide economic development, governmental policies aimed at improving the communications infrastructure in developing countries and the increasing globalization of commerce. The Company is devoting significant efforts to increasing its share of the international market for microwave test and measurement systems by strengthening and expanding its sales network through the establishment of foreign sales and customer service centers and the appointment of additional international sales representatives. In addition, the Company believes it has a competitive advantage due to the duty-free status of its products manufactured in Israel and sold into the European Union. However, due to the U.S. Department of State's assertion of jurisdiction over the Company's antenna measurement systems and software and radome measurement systems and corresponding licensing requirements, delays or denials of licensing grants and associated competitive factors could impact growth in international markets in the future.

         LEVERAGING TECHNOLOGICAL EXPERTISE TO EXPAND INTO COMPLIMENTARY MARKETS. The Company intends to leverage its technological expertise in microwave test and measurement systems to expand into complementary markets that the Company believes offer high growth potential and where the Company's technology provides competitive advantages. The Company has targeted Electromagnetic Compatibility ("EMC") testing systems, Microwave Non-Destructive Testing ("NDT") systems and certain non-test and measurement microwave products as potential future markets. In light of this strategy, the Company acquired the assets of Quantum Change/EMC Systems, Inc. on May 4, 1998. The acquisition was key to establishing a new division responsible for the EMC market.

         EMC Testing. EMC testing addresses the unintentional interaction between electronic products due to their electromagnetic radiation. Since this radiation may adversely affect the operation of electronic equipment, FCC guidelines in the United States, EMC and Low-Voltage directives in the European Union and EMC guidelines in most other foreign countries regulate the level of electromagnetic radiation emitted from these products and require manufacturers of electronic products to perform EMC testing. The EMC testing industry has grown rapidly over the past few years as a result of the proliferation of electronic devices and the resultant transition from voluntary regulatory "guidelines" to mandatory "directives." The Company has identified certain test and measurement needs within the overall EMC marketplace that require capabilities similar to those which the Company has developed in the microwave test and measurement field. The Company believes that its large customer base among electronic equipment manufacturers would give it a significant advantage in this marketplace.

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

         MICROWAVE TEST AND MEASUREMENT SYSTEMS. The Company designs, manufactures and markets automated microwave test and measurement systems. In addition to providing most of these systems' component parts, the Company also integrates the systems and trains its customers in use of the systems. While most customers purchase fully integrated turnkey microwave test and measurement systems, the Company also sells its hardware and software products individually as replacement parts or components of custom-designed systems. The Company offers seven types of microwave test and measurement systems. The first, antenna measurement systems, are generic systems that can be adapted for many uses, and the other types are designed and sold in response to well-defined microwave test and measurement needs within specific industries. Prices for a typical ORBIT/FR system range from $50,000 to $500,000, but large systems have been sold for over $3 million.

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

         MICROWAVE TEST AND MEASUREMENT SOFTWARE PRODUCTS. ORBIT/FR offers automatic measurement software for microwave test and measurement systems. The Company's software products are Windows-based programs that provide the customer with a consistent user-friendly interface with the test and measurement system. The software products have a robust and modular structure that enables the Company to easily add features for current and future customers. The software uses far-field and/or near-field algorithms to generate accurate results, and the computational methodologies used have gained acceptance throughout the microwave test and measurement community. The software supports the Company's own measurement equipment as well as equipment manufactured by third parties. The Company's software products are designed to be "off-the-shelf" but are versatile and can be customized by the Company's or the customer's technical personnel to suit specific needs. The Company has delivered over 300 software installations worldwide in the price range of $20,000-50,000 each. The Company believes that its software products are the industry standard.

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

         MICROWAVE RECEIVERS. The microwave receiver is the device in the automated microwave test and measurement system that measures the microwave signals received from the antenna or device under test or, alternatively, from the antenna collecting the backscatter from an RCS target. The Company's microwave receivers convert and digitize the signals to put them into a computer compatible format. They are capable of simultaneously measuring up to four channels ranging in frequency from 50 MHz to 110 GHz. The Company believes that its microwave receivers have a high degree of accuracy and are easy to use. The Company has available to it a number of vendor solutions for microwave receivers which it incorporates into the Company's test and measurement systems.

         POSITIONER SUBSYSTEMS. The positioner subsystem is the collection of equipment that holds the device under test and causes it to be moved according to the needs of the test. A typical positioner subsystem may include the following components:

         Positioners. A positioner is the item upon which the device under test is placed while it is being tested. The Company's positioners are rugged, yet highly precise devices that adjust themselves in accordance with the positioning instructions received from the measurement software. Special circuitry and mechanical design features built into the positioner enable the data acquired from the antenna under test to travel efficiently through the positioner to the computer to be analyzed. The Company's simple positioners rotate around a single axis, while the Company's more elaborate positioners incorporate up to three axes. An automated microwave test and measurement system requires one or more positioners. The Company offers over 200 different positioner models and believes that its positioners are among the most accurate in the market.

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

         Planar Scanners. A planar scanner is a rectangular device that enables a probe antenna to be moved along an x- and y-axis so that its position at any time is known and can be exactly replicated. Planar scanners are typically mounted vertically to enable the probe to be moved throughout the height and width dimensions of the scanner. Scanners enable test engineers to accurately and reliably analyze many aspects of the microwave signals radiating from the antenna or device under test. The Company offers 24 standard scanners ranging in size from 3 feet x 3 feet to over 100 feet x 100 feet.

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

         Radial Power Combiners. The Company's radial power combiners offer a highly efficient electromagnetic mechanism to combine several identical low-energy signals together to make a single high-energy signal. Radial power combiners have many uses, but their most common application is in high-power microwave transmitters.

         Antennas, Probes and Other Microwave Accessories. The Company designs and manufactures antennas, probes and other microwave accessories. These products are used in the Company's microwave test and measurement systems, and they are also sold to customers as stand-alone items.

SALES AND MARKETING

         The Company markets and sells its products in the United States through three direct regional sales managers and through three independent sales representatives that target specific geographic and strategic markets. Internationally, the Company has established sales and customer service centers in Israel and Germany and has representatives for sales, marketing and customer support in Austria, Brazil, China, Denmark, France, Germany, India, Italy, Japan, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.

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

CUSTOMER SUPPORT

         The Company is committed to providing customer satisfaction through superior service and support of its products. As part of that commitment, ORBIT/FR has recently introduced the "Customer Service Response Center" ("CSRC"). The CSRC handles warranty support, field service, technical support, training, service contracts, spare parts and user documentation. Through a trained customer service representative and a direct phone number (1-800-ORBIT59) the Company is positioned to provide solutions upon notification. Orbit/FR's customer service capabilities are achieved by providing comprehensive training through offices located in the US, Europe and Israel.

CUSTOMERS

         The Company has installations with customers in the wireless communications, satellite, automotive and aerospace/defense industries. Representative customers that have purchased systems from the Company include:

Wireless Communications..Alcatel,
                         Andrew, AT&T, Bell Atlantic, Bosch
                         Telecom, British Telecom, Celwave,
                         Daewoo, Ericsson, GTE, IBM, ITT,
                         Korea Mobile Telecom, Lucent
                         Technologies, Motorola, NEC, Nokia,
                         Northern Telecom, NTT, Qualcomm,
                         RCA, SiemensPlessey and Telebras.

Satellite ...............DASA, Elenia Spazio, Harris, Hughes Space and
                         Communications, Lockheed Martin, Space Systems/Loral, Matra Marconi Space, Raytheon and TRW.



Automotive.............. BMW, Ford, Mitsubishi, SAAB, Samsung and Toyota.

Aerospace/Defense .......Aerospatiale, Ball Aerospace, Boeing, British
                         Aerospace, Dassault, General Electric, Hughes Aircraft Israel Aircraft Industry, ITT Avionics, Lockheed Martin/Loral, McDonnell Douglas, Mitsubishi Heavy Industries, NASA, Northrop-Grumman, Pratt & Whitney, Racal Avionics, Raytheon E-Systems, Rockwell International, SAAB Missiles, SPAR Aerospace, Texas Instruments, Tracor/AEL and the United States Air Force, Army and Navy.



         The Company's customers are located in the Americas (the United States, Canada, Brazil and Argentina), Europe (the United Kingdom, France, Germany, Italy, Holland, Spain, Austria, Denmark, Poland, Finland, Norway, Sweden, Switzerland and Portugal) and throughout the rest of the world (Japan, Korea, Thailand, Taiwan, Singapore, Indonesia, Israel, Australia and South Africa). See
note 9 of the Notes to Consolidated Financial Statements of the Company for a discussion of the geographic concentration of the Company's revenues.

PRODUCTION AND SUPPLIERS

         The Company's engineers, based in Horsham, Pennsylvania, Santee, California, Munich, Germany and Israel, are responsible for product design and development and for overseeing the production of the Company's products. While the Company maintains a production facility in Horsham, most of the production of the Company's products is performed by subcontractors. Alchut is currently the Company's principal subcontractor for electro-mechanical production, primarily in connection with the manufacturing of positioners. The Company believes that Alchut currently offers the best available combination of quality, reliability and price. By giving three months notice, the Company has the right to select any other subcontractor.

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

BACKLOG

         At December 31, 1998 and 1997, the Company's backlog was approximately $4.4 million and $4.1 million, respectively. The Company includes in backlog only those orders for which it has received and accepted a completed purchase order. Such orders are generally subject to cancellation by the customer with payment of a specified charge. The delivery lead time on the Company's products and systems generally averages approximately three months, but can be as short as a few days and as long as 12 months. Due to the licensing requirements on exports, the delivery lead time could be longer. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential shipment delays, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

RESEARCH AND DEVELOPMENT

         The Company believes that its future success depends on its ability to adapt to rapidly changing technological circumstances within the industries it serves and to continue to meet the needs of its customers. Accordingly, the timely development and introduction of new products is essential to maintain the Company's competitive position. The Company develops all of its products in-house and currently has a research and development staff which includes five engineers. A significant portion of the Company's research and development efforts has been conducted in direct response to the specific requirements of customers' orders, and, accordingly, such amounts are included in the cost of sales when incurred and the related funding is included in net revenues at such time. Research and Development expenses of the Company for fiscal years ended December 31, 1998, 1997 and 1996 were $890,000, $1,228,000 and $581,000 respectively.

         In the past, the Company benefited from research and development grants from the Israeli government through the Chief Scientist program, and through BIRD, a joint United States/Israeli government program and the SBIR program. The Company presently does not benefit from these technology based programs. The Company believes that its business, operating results and financial condition would not be materially adversely affected if it were to lose its ability to obtain research and development funding through these programs in the future. The Company plans to leverage this technology base to develop additional products for commercial applications.

COMPETITION

         The Company believes that its current systems and products compete effectively with the systems and products offered by its competitors on the basis of product functionality, speed and accuracy, reliability, price, ease of use and technical support. The market for automated microwave test and measurement products, systems and services, however, is highly competitive and is characterized by continuing advances in products and technologies. In general, competition in this market comes from major microwave test and measurement vendors, some of which have a longer operating history, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. These companies also have established relationships with current and potential customers of the Company. The Company also competes, on a limited basis, with the internal development groups of its existing and potential customers, many of whom design and develop parts of their own microwave test and measurement systems. The Company's business, operating results and financial condition could be materially adversely affected by such competition. The Company's primary competitors in the microwave test and measurement market are MI Technology (formerly Scientific Atlanta's microwave division), Nearfield Systems, Aeroflex, System Planning Corporation and Rantec/ESCO.

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

EMPLOYEES

         As of December 31, 1998, the Company had a total of 86 employees, including five in software and research and development, 25 in engineering and program management, 13 in sales, marketing and customer support services, 28 in production and 15 in administration. Forty one employees are located at the Company's headquarters in Horsham, Pennsylvania, 26 are located in California, 13 are located in Israel, and six are located in Germany. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

         The Company occupies approximately 20,000 square feet of space at its headquarters in Horsham, Pennsylvania under a lease expiring in October 2003. The current annual base rent is approximately $210,000. The Company also maintains an engineering facility in Israel, a technical support and program management center in Germany, and its manufacturing facilities in Santee, California. The Company's current aggregate annual rental expenses for these additional facilities are approximately $137,000.

ITEM 3. LEGAL PROCEEDINGS

         On June 23, 1998, the Company reported that it was subject to a pending investigation by the U.S. Customs Service, related to its past export practices. The Company is currently in discussions with the U.S. Attorney's Office in Philadelphia, which is supervising the investigation, in an effort to reach a mutually acceptable resolution of the investigation. Such a resolution could include an admission by the Company of a violation of U.S. export control laws. Even if such resolution were achieved, the Company could be subject to a maximum penalty of $1 million for each violation. Additionally, the Company could be subject to various export restrictions, including debarment for a period of up to three years. The Company is unable to estimate its maximum penalty, however based upon the available information at December 31, 1998, the Company has accrued its best estimate of the costs associated with the resolution of the investigation, including legal expenses and possible penalties. At this time the Company is unable to predict the outcome of the discussions or the investigation, and there is no assurance that such outcomes will not have a material adverse affect on the Company. The Company is not currently party to any additional material legal proceedings and is not aware of any other threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company's business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1998 Annual Meeting of Stockholders of ORBIT/FR, Inc. was held on December 15, 1998. At such meeting the Company's slate of directors were selected for a one year term.

         The voting results are as follows:

                                                FOR       WITHHELD
         Ze'ev Stein                        3,700,000     72,973
         Joseph Aviv                        3,700,000     72,973
         Irwin Gross                        3,700,000     72,973
         Shimon Alon                        3,700,000     72,973

         Additionally, the Company's selection of its auditors, Ernst and Young, LLP as ratified. The voting results of such ratification were as follows:
3,700,000 for; zero against and 72,973 abstaining.

ITEM 4.1 EXECUTIVE OFFICERS AND KEY EMPLOYEES

       The following table sets forth certain information regarding the Company's executive officers, and certain key employees, who are not directors.

       NAME             AGE                           POSITION
--------------------    -------------------------------------------------
  Ze'ev Stein           46       Chairman, Acting Chief Executive Officer
  William A. Torzolini  38       VP Finance, Chief Financial Officer
  Michael J. Hart, Sr.  46       VP EMC Division
  Thomas J. Burke       38       VP Sales and Marketing
  John Aubin            45       VP Systems
  Moshe Pinkasy         48       Chief Executive Officer of Engineering
  Marcel Boumans        41       Managing Director of European Operations
  Gabriel Sanchez       47       Chief Operating Officer, AEMI

         Zeev Stein has served as Chairman of the Board and acting Chief Executive Officer of the Company since October 1998. He has also served as a Director of the Company and its predecessor since March 1996. Since July 1994, Mr. Stein has served as a Director of Alchut and since September 1996, Mr. Stein has also served as the Vice-President of Operations of Alchut. From 1991 to 1996, Mr. Stein was the General Manager of Stein Special Art, Ltd., located in Ra'anana, Israel.

         William A. Torzolini has served as Vice President of Finance and Chief Financial Officer for the Company since May of 1998. From 1990 to 1998 Mr. Torzolini was employed at Novacare, Inc., a national provider of rehabilitation healthcare services in various senior management roles including Vice President of Finance and Chief Financial Officer of Novacare's Outpatient Division.

         Michael J. Hart, Sr. has served as the Vice President of the EMC Division since joining the Company in May 1998. Mr. Hart was the President of Quantum Change/EMC Systems, Inc., a privately held company specializing in software for the electromagnetic compatibility (EMC) marketplace. The significant assets of Quantum Change/EMC Systems, Inc. were purchased by the Company in May 1998. From January 1980 through November 1994, Mr. Hart was the President of Electro-Mechanics Company, a privately held manufacturer of EMC components.

         Thomas J. Burke has served as Vice President of Sales and Customer Service for the Company since September 1998. From 1996 through 1998, Mr. Burke was employed as the Director - Worldwide Sales and Customer Service for Robotic Vision Systems Inc. From 1993 through 1996, Mr. Burke served in various capacities at Kulicke & Soffa Industries, Inc.

         John Aubin has served as the Far Field/RCS Strategic Business Unit Director of the Company since June 1996. From 1991 to 1996, Mr. Aubin was Vice President in charge of the Antenna Measurement Business Area for Flam & Russell.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         Since the Company's initial public offering on June 17, 1997, the Company's Common Stock has been traded on the National Market of the Nasdaq Stock Market under the symbol "ORFR." The following table sets forth the high and low sale prices for the Common stock reported by Nasdaq for the periods indicated.

                                      1998                      1997
                                      ----                      ----
YEAR ENDED DECEMBER 31,        HIGH          LOW          HIGH          LOW
                               ----          ----         ----          ---
     First Quarter             $18          $10 1/4        --           --

     Second Quarter            $15 1/4       $5         $10 7/8       $8 1/2

     Third Quarter              $8 5/8       $2         $31 3/4       $9 1/8

     Fourth Quarter             $5 5/8       $1 1/4     $24 3/4      $12 5/8


         On March 12, 1999, there were 33 holders of record of Common Stock. Based on information received by the Company from its stock transfer agent, the Company believes that there are approximately 2,800 beneficial owners of its common stock.

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

         The Company's registration statement on Form S-1 (File No. 333-25015) was declared effective by the Securities and Exchange Commission on June 17, 1997. The net proceeds of the offering amounted to $14,108,000.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data:
(amounts in thousands, except per Fiscal Year ended December 31,

                                      1998        1997       1996       1995       1994
                                    -----------------------------------------------------
Revenues                            $ 11,913    $ 22,055     10,404   $  8,299   $  7,171
Cost of revenues                      10,563      13,227      6,450      5,446      5,265
                                    --------    --------   --------   --------   --------
Gross profit                           1,350       8,828      3,954      2,853      1,906
General and administrative             2,747       1,552      1,315        864        989
Sales and marketing                    1,870       1,527        791        994        786
Research and development                 890       1,228        581        239        237
Other charges                          2,300          --         --         --         --
                                    --------    --------   --------   --------   --------

Operating income (loss)               (6,457)      4,521      1,267        756       (106)
Other income                             653         379          3         38         71
                                    --------    --------   --------   --------   --------

Income (loss) before income taxes     (5,804)      4,900      1,270        794        (35)
Income tax expense (benefit)          (1,673)      1,774        439        301       (119)
                                    --------    --------   --------   --------   --------

Net income (loss)                   $ (4,131)   $  3,126   $    831   $    493   $     84
                                    ========    ========   ========   ========   ========

Basic earnings (loss) per share     $   (.68)   $   0.61   $   0.21   $   0.12   $   0.02
                                    ========    ========   ========   ========   ========

Diluted earnings (loss) per share   $   (.68)   $   0.60   $   0.21   $   0.12   $   0.02
                                    ========    ========   ========   ========   ========


Consolidated Balance Sheet Data:                       December 31,
                                    -----------------------------------------------------
                                        1998        1997       1996       1995       1994
                                    --------    --------   --------   --------   --------
Working capital                     $ 12,964    $ 19,635   $  3,270   $  3,875   $  3,300
Total assets                          23,005      28,654      9,903      6,799      7,674
Total long term debt                      --       2,957      2,722      3,220      3,129
Stockholder's equity                  15,402      19,093      1,859      1,028        535


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Revenues. Revenues for the year ended December 31, 1998 were $11.9 million compared to $22.1 million for the year ended December 31, 1997, a decrease of approximately $10.2 million or 46%. Approximately $9.7 million of the decrease was attributable to the aerospace/defense market which experienced sharp declines in Asia and U.S. Government contracts along with decreases in the satellite market of $0.8 million, partially offset by an increase in the wireless market of $0.4 million. U.S. sales led the biggest decline by approximately $6.3 million followed by lower Asian sales of $2.6 million and European sales of $1.3 million. The licensing restrictions imposed on the Company by the U.S. State Department in 1998 caused delays on many European and Asian contracts, also leading to the declines. Such licensing restrictions may continue to cause delays, and in some cases denials, of licenses to export certain of the Company's products and services.

         Cost of revenues. Cost of revenues for the year ended December 31, 1998 were $10.6 million compared to $13.2 million for the year ended December 31, 1997, a decrease of approximately $2.7 million or 20.1%. Gross margins decreased to 11.3% for the year ended December 31, 1998 from 40.0% for the year ended December 31, 1997, as a result of losses resulting from delays and uncertainties on certain exports related to licensing and other related charges combined with the revenue declines associated with the same and general slowness in the antenna test and measurement market.

         General and administrative expenses. General and administrative expenses for the year ended December 31, 1998 were $2.7 million compared to $1.6 million for the year ended December 31, 1997, an increase of approximately $1.2 million or 77.0%. As a percentage of revenues, general and administrative expenses increased from 7.0% for the year ended December 31, 1997 to 23.1% for the year ended December 31, 1998. The increase was due primarily to a charge of $200,000 relating to the collectability of China receivables, approximately $225,000 of full period impact for the AEMI acquisition, additional legal expenses of $130,000, additional bad debts of $65,000 with the remaining difference relating to investment in senior finance and general management.

         Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 1998 were $1.9 million compared to $1.5 million for the year ended December 31, 1997, an increase of approximately $0.4 million or 22.5%. As a percentage of revenues, sales and marketing expenses were 15.7% for the year ended December 31, 1998, an increase from 6.9% for the year ended December 31, 1997. Additional investment in sales activity in ORBIT/FR Engineering, LTD (Israel) and ORBIT/FR Europe (Germany) accounted for $120,000 of this increase, while the full period impact of AEMI accounted for $90,000 and the remaining difference is attributable to investments in senior management and direct sales staff.

         Research and development expenses. Research and development expenses for the year ended December 31, 1998 were $890,000 compared to $1,228,000 for the year ended December 31, 1997, a decrease of $338,000 or 27.5% due mainly to reduced customer funded R&D projects.

         Other charges. Other charges for the year ended December 31, 1998 were approximately $2.3 million compared to no expense for the year ended December 31, 1997. The expense represented costs associated with the acquisition of RDL, Inc. which did not occur, expenses stemming from the Company's internal investigation over the U.S. Customs matter including an estimate to settle the case with the U.S. Attorney, including related legal charges and charges related to the Company's requirement to adopt revised export procedures in light of the new export classification of its products.

         Income taxes. Income tax benefit for the year ended December 31, 1998 was $1.7 million compared to an expense of $1.8 million for the year ended December 31, 1997, a decrease of $3.5 million due principally to the loss incurred during 1998. The Company's effective tax rate decreased from 36.2% for the year ended December 31, 1997 to 28.8% for the year ended December 31, 1998. This was due mainly to the non deductibility of certain Other Charges related to the U.S. Customs matter.

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

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has satisfied its working capital requirements through cash flows from its operations. Recent reductions in revenues and increased costs associated with Other Charges as described above and in the accompanying notes to consolidated financial statements, have reversed this trend and caused recent negative cash flows from operations. The Company has two working capital bank lines of credit aggregating $2,150,000. At December 31, 1998, no amounts under these lines were outstanding. These lines of credit were renewed in April 1998, and bear interest at rates ranging from 0.5% to 1.5% over the bank's prime rate and are secured by accounts receivable. The line of credit agreements require the Company to comply with certain financial performance covenants with which the Company was in compliance at December 31, 1998. At December 31, 1998, the Note Payable to Parent of $2,722,000 represented a non-interest bearing promissory note owed by ORBIT/FR Engineering, Ltd., the Company's Israeli subsidiary to Orbit-Alchut Technologies, Ltd., the majority shareholder of the Company for the transfer by Alchut of working capital at the end of 1996. This note is due in December 1999.

         Net cash used in operating activities during 1998 amounted to approximately $3.3 million compared to approximately $1.1 million provided by operating activities in 1997. The most significant change in net cash provided by or used in operating activities resulted from the Company posting a $4.1 million net loss during the year ended December 31, 1998, compared to a $3.1 million net profit during the year ended December 31, 1997. Accounts receivable provided $2.2 million of operating cash during the year ended December 31, 1998, while using $647,000 during the same period of 1997. The change in the Company's costs and estimated earnings in excess of billings on uncompleted contracts provided approximately $745,000 of operating cash during the year ended December 31, 1998, while using $1.9 million during the same period in 1997. An additional use of cash from operating activities during the year ended December 31, 1998 was the reduction in the Company's income taxes payable at December 31, 1997 for $719,000, while approximately $641,000 was provided by the change in income tax payable during the year ended December 31, 1997. This variance is mainly due to the Company recording a $1.7 million income tax benefit for the year ended December 31, 1998 due to the loss incurred.

         Net cash used in investing activities decreased to $583,000 for the year ended December 31, 1998 from $745,000 for the year ended December 31, 1997 due mainly to the AEMI acquisition.

         Net cash provided by financing activities in 1997 amounted to approximately $14.1 million, completely due to the proceeds raised in connection with the Company's initial public offering, net of offering expenses paid. During 1998 net cash used in financing activities related to the Company's purchase of treasury stock in the amount of $162,000.

         During 1998, the Company incurred capital expenditures of approximately $330,000, a portion of which was used to improve the Company's hardware and software tools, and by its initial investment in information systems for the Company and its subsidiaries. In 1999 the Company plans to invest funds on the implementation of strategic systems.

         The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the year ended December 31, 1998, approximately 3% of the Company's revenues was billed in currencies other than U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to Alchut, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's foreign subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

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

         The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total year 2000 project cost is estimated to be less than $200,000 which includes up to $150,000 for the purchase of new software that will be capitalized and $50,000 that will be expensed as incurred. To date, the Company has incurred and expensed approximately $5,000 primarily for the assessment of the year 2000 issue and the development of a modification plan for the purchase of new software. The project is estimated to be completed no later than September 30, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that due to its planned modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company.

         The Company believes that all of its products are year 2000 compliant except for its FR959 Antenna & RCS Measurement System Software and its FR944 Digital Pattern Recorder Software. New versions of these products are nearing completion and will be available by June, 1999.

         With respect to third parties, many of the Company's customers order products from the Company using ECHO(R), the Company's proprietary software system, which is year 2000 compliant. The Company also utilizes Electronic Data Interchange ("EDI"). The Company is partially complete with its remediation efforts relating to EDI software and expects to be complete by June, 1999.

         The Company is currently in process of developing contingency plans to address the Year 2000 risks as necessary. The Company plans to evaluate the status of completion of its year 2000 efforts by May, 1999 and to determine what contingency plans are necessary at that time. As part of the plan, the Company will survey its key suppliers to determine the extent to which the systems of such suppliers are year 2000 compliant, and the extent to which the Company could be affected by the failure of such third parties to be year 2000 compliant. At this time the Company cannot estimate the impact of the failure of such third parties to be year 2000 compliant. In the normal course of business, the Company has contingency plans for disruption of business events and intends to augment those plans with specific Year 2000 considerations.

         The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and other similar uncertainties.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 established the standards for reporting and display of comprehensive income and its components in the financial statements. The only item of other comprehensive income (loss) which the Company currently reports is the foreign currency translation adjustments, which have been insignificant to date. The adoption of SFAS 130 did not have an impact on the Company's financial position.

         In June 1997 the Financial Accounting Standards Board issued Statement No.131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which was adopted in 1998. SFAS 131 established standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one industry segment. Information related to certain concentration disclosures is contained in Note 9 to the consolidated financial statements.

         In June 1998 the financial Accounting Standards Board issued Statement No. 133, Accounting for Derivatives and Hedging Activities (SFAS 133), which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Because the Company has never used or currently intends to use derivatives, management does not anticipate that adoption of this new standard will have a significant impact on the results of operations or the financial position of the Company.

CERTAIN FACTORS

         Certain information contained in this Form 10-K contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in Item 1. "Business", Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and those set forth below.

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

         RISKS ASSOCIATED WITH ACQUISITIONS. In the normal course of business, the Company evaluates potential acquisitions that would complement or expand its business. There can also be no assurance that the Company will be able to successfully integrate the business and operations of any business acquired in the future. There can be no assurance that the Company will not incur disruptions and unexpected expenses in integrating such acquisitions. In attempting to make acquisitions, the Company often competes with other potential acquirers, many of which have greater financial and operational resources. Furthermore, the process of evaluating, negotiating, financing and integrating acquisitions may divert management time and resources. There can be no assurance that any acquisition, when consummated, will not materially adversely affect the Company's business, operating results or financial condition.

         DEPENDENCE ON ALCHUT; OPERATIONS IN ISRAEL. The Company maintains and will continue to maintain a number of relationships with Alchut, the major stockholder of the Company. Alchut is the Company's principal subcontractor for electro-mechanical production, primarily in connection with the production of positioners. In addition, Alchut provides general and administrative services for the Company's operations in Israel. Effective January 1, 1999, the Company and Alchut entered into an agreement under which Alchut will continue to provide these services for at least one year. Alchut maintains its production operations, and the Company maintains part of its engineering operations, in Israel. As a result, the Company may be directly influenced by the political, economic and military conditions affecting Israel.

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

         MANAGEMENT OF GROWTH. The Company believes that growth will be required to maintain the Company's competitive position. Future growth, coupled with the rapid evolution of the Company's markets, has placed, and is likely to continue to place, significant strains on its management, administrative, operating and financial resources, as well as increased demands on its internal systems, procedures and controls. The Company's ability to manage future growth will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis, to implement new systems as necessary and to expand, train, motivate and manage its sales and technical personnel. There can be no assurance that the Company will be able to manage its growth successfully. Failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

         RISKS ASSOCIATED WITH INTERNATIONAL SALES. In 1998, international sales comprised approximately 50% of the Company's total sales, and the Company expects its international business to continue to account for a material part of its revenues. International sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. The recent exertion of jurisdiction over certain products by the U.S. State Department produces additional risks for future exports. With the jurisdiction change, all foreign sales of the Company's antenna measurement systems and software and radome measurement systems require licensing. Delays in the process can lead to additional costs and the risk of customer retention. The U.S. State Department may also deny a license to sell certain products and services. There can be no assurance that the Company will be able to continue to compete successfully in international markets or that its international sales will be profitable. Approximately 97% of the Company's sales in 1998 were denominated in U.S. dollars. Accordingly, the Company believes that it does not have significant exposure to fluctuations in currency. However, fluctuations in currency could adversely affect the Company's customers.

         POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. The Company's operating results have varied from quarter to quarter in the past and may vary significantly in the future depending on factors such as the size and timing of significant contracts, the mix of third party products and the Company's proprietary products included in a particular contract, customers' budgetary constraints, increased competition, the timing of new product announcements and changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products, changes in operating expenses and changes in general economic factors and export license delays and denials. The Company's expense levels are based, in part, on its expectations as to future revenue levels. If the Company's revenue levels were to be below expectations, the Company's operating results would likely be materially adversely affected.

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

         DEPENDENCE ON KEY PERSONNEL. The success of the Company depends to a significant degree upon the contribution of its executive officers and other key personnel. There can be no assurance that the Company will be able to retain its managerial and other key personnel or to attract additional managerial and other key personnel if required.

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

         COMPETITION. The market for automated microwave test and measurement products, systems and services is highly competitive and is characterized by continuing advances in products and technologies. In general, competition in this market comes from major microwave test and measurement vendors, some of which have a longer operating history, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. These companies also have established relationships with current and potential customers of the Company. The Company is in compliance with all export regulations, however its competitors may be selling their products with out licenses. The Company also competes, on a limited basis, with the internal development groups of its existing and potential customers, who may design and develop parts of their own microwave test and measurement systems. The Company's business, operating results and financial condition could be materially adversely affected by such competition.

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

         ISSUANCE OF PREFERRED STOCK AND COMMON STOCK; ANTI-TAKEOVER PROVISIONS. Pursuant to its Amended and Restated Certificate of Incorporation, the Company has an authorized class of 2,000,000 shares of Preferred Stock which may be issued by the Board of Directors with such terms and such rights, preferences and designations as the Board may determine and without any vote of the stockholders, unless otherwise required by law. Issuance of such Preferred Stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of the Company. Issuance of additional shares Common Stock could result in dilution of the voting power of the Common Stock purchased in this offering. In addition, certain "anti-takeover" provisions of the Delaware General Corporation Law among other things, may restrict the ability of the stockholders to approve a merger or business combination or obtain control of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements are set forth in this report beginning on page
F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference from the Company's 1999 Proxy Statement to be filed pursuant to General Instruction G(3) to the Form 10-K, except information concerning Certain Executive Officers and Key Employees which is set forth in
Item 4.1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

         Incorporated by reference from the Company's 1999 Proxy Statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

ITEM 12.  SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference from the Company's 1999 Proxy Statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the Company's 1999 Proxy Statement to be filed pursuant to General Instruction G(3) to the Form 10-K.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS FORM 8-K

         (a)(1)  Financial Statements

                 Independent Auditors Report

                 Consolidated Balance Sheets at December 31, 1998 and 1997

                 Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996

                 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996

                 Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

                 Notes to Consolidated Financial Statements

          (a) (2) Financial Statement Schedule filed as part of this report.

                 II  Valuation and Qualifying Accounts

                 The financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included have been omitted because they are not applicable as the required information is shown in the consolidated financial statements.

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

                   27.1  Financial Data Schedule (electronic filing only).


                      (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on April 11, 1997
                      (2) Incorporated by reference to Amendment 1 of the Company's Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on May 19, 1997
                      (3) Incorporated by reference to Amendment 2 of the Company's Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on June 5, 1997

                                 ORBIT/FR, INC.
                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ORBIT/FR, INC


Date: March 26, 1999                         /s/ Ze'ev Stein
                                             -----------------
                                             Ze'ev Stein, Acting President and
                                             Chief Executive Officer
                                             Chairman of the Board

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ze'ev Stein and each of them, his true and lawful attorney-in-fact and agent with full power of substitution or resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documentation in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 26th day of March, 1999.



Name                       Title

/s/ Ze'ev Stein            Chairman of the Board, Acting Chief Executive Officer
------------------------   (principal executive officer)
Ze'ev Stein

/s/ William A. Torzolini   Vice President Finance, Chief Financial Officer
------------------------   (principal accounting and financial officer)
William A. Torzolini

/s/ Irwin Gross            Director
------------------------
Irwin Gross

/s/ Shimon Alon            Director
------------------------
Shimon Alon

                         Report of Independent Auditors


Stockholders and Board of Directors
ORBIT/FR, Inc.

We have audited the accompanying consolidated balance sheets of ORBIT/FR, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ORBIT/FR, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                          /s/  Ernst & Young  LLP

Philadelphia, Pennsylvania
February 26, 1999

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              December 31,
                                                            1998        1997
                                                          --------    --------
                               ASSETS

Current assets:
   Cash and cash equivalents                              $ 10,751    $ 14,825
   Accounts receivable, less allowance of $491 and $116
     in 1998 and 1997, respectively                          3,716       5,887
   Inventory                                                 2,160       2,269
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                1,777       2,522
   Deferred income taxes                                     1,676         455
   Prepaid income taxes                                        225          --
   Other                                                       262         281
                                                          --------    --------
     Total current assets                                   20,567      26,239

Property and equipment, net                                  1,086       1,184
Cost in excess of net assets acquired, less
   accumulated amortization of $68 and $22 in 1998
   and 1997, respectively                                      912         852
Purchased software, less accumulated amortization
   of $193 and $105 in 1998 and 1997, respectively             306         247
Other                                                          134         132
                                                          --------    --------

     Total assets                                         $ 23,005    $ 28,654
                                                          ========    ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $    987    $  1,031
   Accounts payable--Parent                                    681         905
   Accrued expenses                                          2,784       2,679
   Income taxes payable                                         --         719
   Customer advances                                            63         190
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                  196         185
   Note payable to Parent                                    2,722          --
   Deferred income taxes                                       170         895
                                                          --------    --------
     Total current liabilities                               7,603
                                                                         6,604

Note payable to Parent                                          --       2,722
Other                                                           --         235
                                                          --------    --------
       Total liabilities                                     7,603       9,561

Stockholders' equity:
  Preferred stock: $.01 par value:
     Authorized shares--2,000,000
     Issued and outstanding shares--none                        --          --
  Common stock: $.01 par value:
     Authorized shares--10,000,000
     Issued --6,072,973 and 6,000,000
        in 1998 and 1997, respectively                          61          60
  Additional paid-in capital                                15,139      14,538
  Retained earnings                                            364       4,495
  Treasury stock--41,800 shares                               (162)         --
                                                          --------    --------
     Total stockholders' equity                             15,402      19,093

                                                          --------    --------
     Total liabilities and stockholders' equity           $ 23,005    $ 28,654
                                                          ========    ========


                             See accompanying notes.

                                 ORBIT/FR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)





                                         YEAR ENDED DECEMBER 31,
                                    -------------------------------
                                      1998        1997       1996
                                    --------    --------   --------
Contract revenues                   $ 11,913    $ 22,055   $ 10,267

Commission revenues                       --          --        137
                                    --------    --------   --------

   Total revenues                     11,913      22,055     10,404

Cost of revenues                      10,563      13,227      6,450
                                    --------    --------   --------

Gross profit                           1,350       8,828      3,954

Operating expenses:

   General and administrative          2,747       1,552      1,315

   Sales and marketing                 1,870       1,527        791

   Research and development              890       1,228        581

   Other charges                       2,300          --         --
                                    --------    --------   --------

Total operating expenses               7,807       4,307      2,687
                                    --------    --------   --------

Operating income (loss)               (6,457)      4,521      1,267

Other income, net                        653         379          3
                                    --------    --------   --------

Income (loss) before income taxes     (5,804)      4,900      1,270

Income tax expense (benefit)          (1,673)      1,774        439
                                    --------    --------   --------

Net income (loss)                   $ (4,131)   $  3,126   $    831
                                    ========    ========   ========

Basic earnings (loss) per share     $   (.68)   $    .61   $    .21
                                    ========    ========   ========

Diluted earnings (loss) per share   $   (.68)   $    .60   $    .21
                                    ========    ========   ========


                             See accompanying notes.

                                 ORBIT/FR, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)


                                                                                   Additional               Parent's        Total
                                         Common Stock           Treasury Stock       Paid-In    Retained   Equity in   Stockholders'
                                       Shares     Amount      Shares      Amount     Capital    Earnings    Division      Equity
                                      --------   --------    --------    --------   ---------   --------   ----------  -------------
Balance, December 31, 1995               4,000   $     40     $           $          $    (30)  $    968    $     50     $  1,028
  Net income                                --         --          --          --          --        401         430          831
Parent's equity in division
     contributed to paid-in capital         --         --          --          --         480         --        (480)          --
                                      --------   --------    --------    --------    --------   --------    --------     --------

Balance, December 31, 1996               4,000         40          --          --         450      1,369          --        1,859
  Issuance of shares in initial
    public offering at $8.25 per
    share (net of offering costs)        2,000         20          --          --      14,088         --          --       14,108
  Net income                                --         --          --          --          --      3,126          --        3,126
                                      --------   --------    --------    --------    --------   --------    --------     --------
Balance, December 31, 1997               6,000         60          --          --      14,538      4,495          --       19,093
  Issuance of shares - AEMI
     acquisition                            73          1          --          --         601         --          --          602
  Purchase of treasury shares               --         --          42        (162)         --         --          --         (162)
  Net loss                                  --         --          --          --          --     (4,131)         --       (4,131)
                                      --------   --------    --------    --------    --------    --------   --------     --------
Balance, December 31, 1998               6,073   $     61          42    $   (162)   $ 15,139   $    364    $     --     $ 15,402
                                      ========   ========    ========    ========    ========   ========    ========     ========

                             See accompanying notes.

                                 ORBIT/FR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)



                                                                                YEAR ENDED DECEMBER 31,
                                                                        1998              1997             1996
                                                                     --------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                    $ (4,131)        $   3,126          $   831
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
   Depreciation                                                           429               347              180
   Amortization                                                           133                92               35
   Deferred income tax provision                                       (1,946)              200              210
   Changes in operating assets and liabilities
     (net of effects of acquisitions):
       Accounts receivable                                              2,171              (647)          (2,322)
       Inventory                                                          109               306              627
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                            745            (1,949)             421
      Prepaid income taxes                                               (225)
       Other                                                               17              (172)             (57)
       Accounts payable and accrued expenses                              663               352              205
       Accounts payable--Parent                                          (224)             (147)             868
       Income taxes payable                                              (719)              641              (64)
       Customer advances                                                 (127)             (169)             164
       Billings in excess of costs and estimated earnings on
         uncompleted contracts                                             11              (746)              21
       Other liabilities                                                 (235)              (97)           --
                                                                   -----------      ------------         --------

Net cash provided by (used in) operating activities                    (3,329)            1,137            1,119

Cash flows from investing activities:
Purchase of property and equipment                                       (331)             (371)            (349)
Investment in purchased software                                         (147)             --               --
Purchase of net assets through businesses acquired,
  net of cash acquired                                                   (105)             (374)            (573)
                                                                   -----------      ------------         --------

Net cash used in investing activities                                    (583)             (745)            (922)

Cash flows from financing activities:
Proceeds from issuance of common stock in initial
  public offering, net of offering costs                                --               14,108              --
Purchase of treasury stock                                               (162)           --                  --
Borrowings on line of credit                                            --               --                1,150
Net repayments of  note payable--Parent                                 --               --                 (498)
Repayments on line of credit                                            --               --               (1,300)
                                                                   -----------      ------------         --------
Net cash provided by (used in) financing activities                      (162)           14,108             (648)
                                                                   -----------      ------------         --------

Net increase (decrease) in cash and cash equivalents                   (4,074)           14,500             (451)
Cash and cash equivalents at beginning of year                         14,825               325              776
                                                                     ---------       -----------       ----------
Cash and cash equivalents at end of year                             $ 10,751          $ 14,825         $    325
                                                                     =========       ===========       ==========

Supplemental disclosures of cash flow information:

Cash paid during the year for income taxes                           $  1,273        $      893        $       75
                                                                     ========       ===========        ==========

Cash paid during the year for interest                               $    --         $        7        $       16
                                                                     ========       ===========        ==========

Purchase price payable relating to acquisitions                      $               $      754        $   --
                                                                     ========       ===========        ==========

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

         On December 31, 1996, as part of a corporate restructuring and in exchange for 4,000,000 shares of the Company, the Parent transferred or caused to be transferred to the Company, all of its issued and outstanding shares of two of its subsidiaries, Orbit Advanced Technologies, Inc. ("Technologies"), a Delaware corporation established in 1985, and Orbit F.R. Engineering, Ltd. ("Engineering"), an Israeli company incorporated on December 29, 1996. Both of these subsidiaries are responsible for the microwave test and measurement business. Prior to its incorporation on December 29, 1996, Engineering operated as a separate division of the Parent. Effective January 1, 1997, the employees in the microwave test and measurement division of the Parent became employees of Engineering. The consolidated results of the Company reflect Technologies and Engineering on an as-if pooled basis for businesses under common control for 1996. Further, the recapitalization of these businesses on December 31, 1996 has been retroactively restated for 1996.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Such estimates include the Company's estimate for costs associated with the customs matter (Note 10).

Cash and Cash Equivalents

         The Company classifies as cash equivalents all highly liquid instruments with original maturities of three months or less at the time of purchase.

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

Cost in Excess of Net Assets Acquired

         Cost in excess of net assets acquired represents the excess of costs over the fair value of the net assets of businesses acquired and is being amortized on a straight-line basis over twenty years. The carrying value of cost in excess of net assets acquired is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If such an event occurred, the Company would prepare projections of future results of operations for the remaining amortization period. If such projections indicated that the cost in excess of net assets acquired would not be recoverable, as determined based on future undiscounted cash flows of the net asset, the Company's carrying value of cost in excess of net assets acquired would be reduced to fair value.

Revenue and Cost Recognition

         The Company's principal sources of contract revenues are from engineering and design services and the production of electro-mechanical equipment. Revenues from long-term fixed-price development contracts performed principally under the Company's control are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract when such costs can be reasonably estimated. Contract costs include all direct material, labor and subcontractor costs and those indirect costs related to contract performance such as indirect labor, supplies and tool costs. General and administrative costs are charged to expense as incurred. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined. Revenues from electro-mechanical equipment sold to customers which are not part of a larger contract are recognized when the contract is substantially completed. Revenues recognized in excess of amounts billed are classified under current assets as costs and estimated earnings in excess of billings on uncompleted contracts. Amounts received from clients in excess of revenues recognized to date are classified under current liabilities as billings in excess of costs and estimated earnings on uncompleted contracts.

Research and Development

         Internally funded research and development costs are charged to operations as incurred. Included in cost of revenues is customer-funded research and development costs of approximately $457, $628, and $520 for the years ended December 31, 1998, 1997, and 1996, respectively.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk

         Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of accounts receivable. To reduce credit risk relating to the Company's sales in the U.S. and overseas, the Company performs ongoing credit evaluations of its commercial customers' financial condition, but generally does not require collateral for government and domestic commercial customers. For certain foreign commercial customers, the Company generally requires irrevocable letters of credit in the amount of the total contract. At December 31, 1998, irrevocable letters of credit were posted for four of the Company's foreign customers.


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

Foreign Currency Translation

         The Company's functional currency for operations in Israel is the U.S. dollar. Other foreign operations' functional currency is the local currency in the country in which the subsidiary is located. Foreign currency transaction gains and losses, which are not material, are recognized currently in the consolidated statements of operations.

         For the year ended December 31, 1998, approximately 3% of the Company's revenue was billed in currencies other than the U.S. dollar. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been U.S. dollar denominated transactions.

Earnings (Loss) per Share

         Basic earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options is not included in 1998 as inclusion of such options is antidilutive.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

         The Company follows APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and the related interpretations in accounting for its stock-based compensation plans. Note 16 includes the required disclosures and pro forma information provided under FASB Statement No. 123 Accounting for Stock-Based Compensation ("SFAS 123"). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying common stock at the date of grant, no compensation expense is recognized.

Fair Value of Financial Instruments

         Cash, accounts receivable, other current assets, accounts payable, accrued expenses and note payable to Parent reported in the consolidated balance sheets equal or approximate fair value due to their short maturities.

Impact of Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 established the standards for reporting and display of comprehensive income and its components in the financial statements. The only item of other comprehensive income (loss) which the Company currently reports is the foreign currency translation adjustments, which have been insignificant to date. The adoption of SFAS 130 did not have an impact on the Company's financial position.

         In June 1997, the Financial Accounting Standards Board issued Statement No.131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which was adopted in 1998. SFAS 131 established standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one industry segment. Information related to certain concentration disclosures is contained in Note 9.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivatives and Hedging Activities (SFAS 133), which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Because the Company has never used or currently intends to use derivatives, management does not anticipate that adoption of this new standard will have a significant impact on the results of operations or the financial position of the Company.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. EARNINGS (LOSS) PER SHARE

         The following data show the amounts used in computing earnings (loss) per share and the effect on net income (loss) and the weighted average number of shares of dilutive potential common stock.

                                                     1998           1997          1996
                                                -----------    -----------   -----------
Net income (loss) used in basic
 earnings (loss) per share                      $    (4,131)   $     3,126   $       831
                                                ===========    ===========   ===========

Weighted average number of common shares
  used in basic earnings (loss) per share         6,059,000      5,102,000     4,000,000

Effect of dilutive securities:  stock options            --        149,000            --
                                                -----------    -----------   -----------


Weighted Average number of common shares
  and diluted potential common stock used in
  diluted earnings (loss) per share               6,059,000      5,251,000     4,000,000
                                                ===========    ===========   ===========

3. INVENTORY

   Inventory consists of the following:

                         DECEMBER 31,
                        1998     1997
                       ------   ------
Work-in-process        $  906   $  874
Parts and components    1,254    1,395
                       ------   ------
                       $2,160   $2,269
                       ======   ======

4. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                        DECEMBER 31,
                                      1998     1997
                                     ------   ------
     Lab and computer equipment      $1,249   $1,378
     Office equipment                   841      411
     Transportation equipment           179      163
     Furniture and fixtures              60       53
     Leasehold improvements              74       67
                                     ------   ------
                                      2,403    2,072
     Less accumulated depreciation    1,317      888
                                     ------   ------
     Property and equipment, net     $1,086   $1,184
                                     ======   ======

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. ACCRUED EXPENSES

   Accrued expenses consists of the following:

                                                  DECEMBER 31,
                                                1998     1997
                                               ------   ------
     Accrued Other Charges                     $1,455   $   --
     Accrued contract costs                       280      708
     Accrued compensation                         454      580
     Accrued commissions                          151      186
     Accrued royalties                            115      106
     Accrued warranty                             192       57
     Other accruals                               137      288
     Purchase price payable relating to AEMI       --      754
                                               ------   ------
                                               $2,784   $2,679
                                               ======   ======

6. RELATED PARTY TRANSACTIONS

         Engineering and the Parent have an agreement, whereby Engineering purchases from the Parent electrical and mechanical production services. In addition, the Parent provides other administrative services, including but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support. Engineering pays the Parent for these services based upon a rate of cost of production services plus 21%. Engineering is leasing office space from the Parent on an annual basis, for a rental of $51 per year. These agreements are to be evaluated on an annual basis.

         Through December 31, 1996, the financial results of Engineering include all contract revenue of the microwave test and measurement business unit of the Parent, direct contract costs, direct personnel costs, electrical and mechanical production services in an amount equal to the Parent's cost of providing such services plus 10% and pro rata allocations of administrative expenses from the Parent to Engineering. Such allocations of administrative expenses were based on management's estimate of the level of these expenses required to support Engineering, relative to the reasonable allocation of such costs. Income taxes for Engineering are in accordance with the statutory rates in Israel net of adjustments allowable under local law. The "Parent's Equity in Division" of Engineering has been reflected as a contribution of additional paid-in capital upon its incorporation on December 29, 1996.

         Note payable -- Parent reflects the amount due to the Parent for the net working capital required by Engineering. As of December 31, 1998 and 1997, the balance was $2,722. This non-interest-bearing promissory note payable is due on December 31, 1999.

         Included in cost of revenues for the years ended December 31, 1998, 1997, and 1996 are approximately $1,249, $1,677, and $1,496, respectively, relating to the production services provided by the Parent.

         The Company paid $320 in 1998, and $360 in 1997 and 1996, respectively, to the Parent for administrative services.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. LINE OF CREDIT AGREEMENTS

         The Company has two working capital line of credit agreements which provide for available funds up to $2,150 and expiring in April 1999. At December 31, 1998, no amounts under these lines were outstanding. These lines are renewable annually in April, bear interest at rates ranging from 0.5% to 1.5% over the bank's prime rate, and are secured by accounts receivable. The line of credit agreements require the Company to comply with certain financial performance covenants of which the Company was in compliance at December 31, 1998.

8. COMMITMENTS

         The Company leases its operating facilities and certain equipment under noncancelable operating lease agreements which expire in various years through 2003. Rent expense for the years ended December 31, 1998, 1997, and 1996 was approximately $447, $372, and $120, respectively. Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows at December 31, 1998: $335 in 1999; $237 in 2000; $222 in 2001; $224
in 2002; and $190 in 2003. The Company currently subleases one of its operating facilities. Future minimum rentals to be received under this sublease are $7 in 1999.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. SEGMENT AND GEOGRAPHIC INFORMATION



         The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the years ended December 31, 1998.

1998                                            North America    Europe         Asia          Total
                                                -------------    -------       -------       -------
     Sales to unaffiliated customers               $ 6,036       $ 3,643       $ 2,234       $11,913

     Cost of Sales to unaffiliated customers         5,688         3,297         1,678        10,563
                                                   -------       -------       -------       -------

     Gross profit unaffiliated customers           $   440       $   346       $   556       $ 1,350
                                                   =======       =======       =======       =======

     Net property, plant and equipment             $   584       $   502       $    --       $ 1,086
                                                   =======       =======       =======       =======

     Total assets                                  $17,849       $ 5,156       $    --       $23,005
                                                   =======       =======       =======       =======



1997                                      North America    Europe          Asia          Total
                                          -------------    -------       --------       -------
     Sales to unaffiliated customers         $12,130       $ 4,852       $  5,073       $22,055
                                             =======       =======       ========       =======

     Net property, plant and equipment       $   845       $   339       $     --       $ 1,184
                                             =======       =======       ========       =======

     Total assets                            $25,529       $ 3,125       $     --       $28,654
                                             =======       =======       ========       =======



1996                                      North America    Europe          Asia          Total
                                          -------------    -------       --------       -------
     Sales to unaffiliated customers         $ 5,618       $ 2,289       $  2,497       $10,404
                                             =======       =======       ========       =======

     Net property, plant and equipment       $   514       $   480       $     --       $   994
                                             =======       =======       ========       =======

     Total assets                            $ 6,525       $ 3,378       $     --       $ 9,903
                                             =======       =======       ========       =======

         In the table above "North America" includes all domestic operations, and "Europe" includes subsidiaries in Germany and Israel. It was impractical to obtain cost of sales to unaffiliated customers and gross profit unaffiliated customers for 1997 and 1996 as such costs were not available in order to provide the disclosure requirements.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. CONTINGENCIES AND OTHER CHARGES

         On June 23, 1998 the Company reported that it was subject to a pending investigation by the U.S. Customs Service, related to its past export practices. The Company is currently in discussions with the U.S. Attorney's Office in Philadelphia, which is supervising the investigation, in an effort to reach a mutually acceptable resolution to the investigation. Such a resolution could include an admission by the Company of a violation of U.S. export control laws. Even if such resolution were achieved, the Company could be subject to a maximum penalty of $1 million for each violation. Additionally, the Company could be subject to various export restrictions. The Company is unable to estimate its maximum penalty, however based on the available information at December 31, 1998 the Company has included in Other Charges its best estimate of the costs associated with the resolution of the investigation, including legal expenses and possible penalties. Also included in Other Charges are costs associated with the aborted acquisition of RDL, Inc., legal fees associated with the U.S. State Department's jurisdiction change for licensing approvals and a reserve for potential claims on past export projects which are subject to these licensing requirements. There is no assurance that such other charges to the extent that they are based upon current estimates will be sufficient for their purpose.

11. INCOME TAXES

Pretax income (loss) for the years ended December 31 was taxed in the following jurisdictions:

                     1998           1997          1996
                    -------        -------       -------
     Domestic       $(6,083)       $ 3,265       $   678
     Foreign            279          1,635           592
                    -------        -------       -------
                    $(5,804)       $ 4,900       $ 1,270
                    =======        =======       =======


         All profits of Engineering, the Company's Israeli subsidiary, are permanently invested overseas.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11. INCOME TAXES (CONTINUED)

         The tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities consist of the following:

                                                                  DECEMBER 31,
                                                              1998           1997
                                                            -------        -------
     Deferred tax assets:
          Net operating loss and credit carryforwards       $   239        $   239
          Long-term contracts and other differences           1,141             --
          Accrued compensation                                   94             44
          Foreign and reserves                                  242            172
                                                            -------        -------
     Total deferred tax assets                                1,716            455
                                                            -------        -------

     Deferred tax liabilities:
          Long-term contracts and other differences              --           (628)
          Prepaid and foreign                                   (46)          (106)
          Purchase accounting basis differences                (124)          (209)
                                                            -------        -------
     Total deferred tax liabilities                            (170)          (943)
                                                            -------        -------
     Net deferred tax asset (liabilities)                     1,546           (488)
     Valuation allowance                                        (40)            --
                                                            -------        -------

     Net deferred tax assets (liabilities)                  $ 1,506        $  (488)
                                                            =======        =======


         Deferred tax assets at December 31, 1998 and 1997 arise from net operating losses of approximately $285 and $283, respectively, and tax credits of approximately $142 which the Company acquired in its acquisition of Flam & Russell, Inc. The tax benefit of these losses and credits may be limited both in time and amount due to limitations imposed by Section 382 of the Internal Revenue Code. Net operating loss and credit carryforwards expire during various dates from 1999 through 2018. A valuation allowance has been recorded due to the uncertainty with respect to the ultimate realization of the deferred tax asset recorded in connection with the Company's German subsidiary.

         The components of income tax expense (benefit) are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                               1998           1997           1996
                                              -------        -------        -------
     Current:
        Federal                               $   120        $   862        $    67
        State                                      10            174             --
        Foreign                                   143            538            162
                                              -------        -------        -------
                                                  273          1,574            229
     Deferred:
        Federal                                (1,727)           170            141
        State                                    (264)            59             69
        Foreign                                    45            (29)
                                              -------        -------        -------
                                               (1,946)           200            210
                                              -------        -------        -------
     Total income tax (benefit) expense       $(1,673)       $ 1,774        $   439
                                              =======        =======        =======

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11. INCOME TAXES (CONTINUED)

         A reconciliation of income tax expense (benefit) at the U.S. Federal statutory tax rate and the actual income tax expense (benefit) is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                            1998           1997           1996
                                           -------        -------        -------
     Statutory U.S. Federal rate           $(1,973)       $ 1,663        $   432
     State taxes, net                         (168)           185             47
     Permanent differences                     364
     Increase in valuation allowance            40
     Foreign rate difference                    57            (47)           (39)
     Other, net                                  7            (27)            (1)
                                           -------        -------        -------
                                           $(1,673)       $ 1,774        $   439
                                           =======        =======        =======

12. RESEARCH AND DEVELOPMENT

         Prior to 1994, the Company received research and development funding from the Binational Industrial Research and Development Foundation ("BIRD") and the Chief Scientist of the Ministry of Industry and Trade ("Chief Scientist"). Under terms of the BIRD grants, the Company is obligated to repay 100% to 150% of the funding received at rates ranging from 2 1/2% to 5% of the annual sales of the product developed under the grants. For the years ended December 31, 1998, 1997 and 1996, royalties under this program were approximately $10, $10 and $39, respectively. At December 31, 1998, the Company had an outstanding contingent obligation to BIRD in the amount of $62. Under the terms of the Chief Scientist grant, the Company is obligated to pay royalties at a rate of 2% of revenues generated from the sale of certain products up to the amount of the grant. For the years ended December 31, 1998, 1997 and 1996, royalties under this program were approximately $44, $75 and $78, respectively. At December 31, 1998, the Company had an outstanding contingent obligation to the Chief Scientist of $850.

13. RETIREMENT PLANS

         The Company has 401(k) savings plans which cover substantially all U.S. employees who have attained the age of 21 and have completed 3 months of service. Eligible employees make voluntary contributions to the plans up to specified percentages of their annual compensation as defined in the plans. Under the plans, the Company makes discretionary matching contributions determinable each plan year and additional contributions based on annual eligible compensation for each participant. The plans are funded on a current basis. For the years ended December 31, 1998, 1997 and 1996, the Company's contributions to the plans were $75, $59 and $18, respectively.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14. LONG-TERM CONTRACTS

         Long-term contracts in process accounted for using the percentage-of-completion method are as follows:

                                                                  DECEMBER 31,
                                                              1998          1997
                                                             -------       -------
     Accumulated expenditures on uncompleted contracts       $10,720       $ 8,447
     Estimated earnings thereon                                  821         2,700
                                                             -------       -------
                                                              11,541        11,147
     Less: applicable progress billings                        9,960         8,810
                                                             -------       -------
        Total                                                $ 1,581       $ 2,337
                                                             =======       =======


The long-term contracts are shown in the accompanying balance sheets as follows:

                                                                DECEMBER 31,
                                                           1998           1997
                                                          -------        -------
     Costs and estimated earnings on uncompleted
       contracts in excess of billings                    $ 1,777        $ 2,522
     Billings on uncompleted contracts in excess of
       costs and estimated earnings                          (196)          (185)
                                                          -------        -------
                                                          $ 1,581        $ 2,337
                                                          =======        =======

15. ACQUISITIONS

         On May 4, 1998, the Company purchased the principal assets of Quantum Change/EMC Systems, Inc. The acquisition formed a new division responsible for Electromagnetic Compatibility (EMC) Testing Systems. Quantum Change/EMC Systems provides hardware-independent software solutions to the EMC marketplace.

         On June 17, 1997, contemporaneously with the completion of the Company's initial public offering of its common stock, (Note 17) the Company acquired all of the issued and outstanding shares of Advanced Electromagnetics, Inc. (AEMI) (a manufacturer of anechoic foam) for a purchase price of $1.2 million, which was based on AEMI's financial performance for the three years ended March 31, 1997. One-half of the final purchase price was payable in cash and the other half was payable by the issuance of shares of the Company's common stock valued at the initial public offering price of $8.25. During 1998, the Company issued 72,973 shares of common stock in connection with the final purchase price payable of $602. The acquisition was accounted for as a purchase and, accordingly, the results of operations from June 17, 1997 are included in the Company's consolidated results of operations. The purchase price at December 31, 1997 was allocated to the net assets acquired based on their estimated fair market values as follows: $166 to property and equipment, $874 to cost in excess of net assets acquired, and $160, net, to other current assets and liabilities.

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

15. ACQUISITIONS (CONTINUED)

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

         The following unaudited pro-forma information represents a summary of consolidated results of operations of the Company and the AEMI acquisition for the year ended December 31, 1997, as if it had occurred at the beginning of 1997:

     Total revenues                 $23,492
     Net income                     $ 3,044
     Basic earnings per share       $   .60

16. STOCK OPTION PLAN

         During March 1997, the Board of Directors adopted, and the Company's Stockholders approved, the Company's 1997 Equity Incentive Plan (the "Incentive Plan") which provides for awards of 800,000 shares of the Company's stock. Options granted generally vest over five years and typically have a life of ten years. The purpose of the Incentive Plan is to promote the long-term retention of the Company's key employees and certain other persons who are in a position to make significant contributions to the success of the Company. The Incentive Plan permits grants of incentive stock options ("ISOs"), options not intended to qualify as ISOs ("nonqualified options"), stock appreciation rights ("SARs"), restricted, unrestricted and deferred stock awards, performance awards, loans and supplemental cash awards, and combinations of the foregoing (all referred to as "Awards").

         Detail information concerning the Incentive Plan is as follows:

                                                                     1998                              1997
                                                         -----------------------------    ------------------------------
                                                                          Weighted                          Weighted
                                                                           Average                           Average
                                                            Options    Exercise Price      Options        Exercise Price
                                                          -----------  --------------     ---------       --------------
     Options Authorized                                       800,000                       800,000
                                                              =======                       =======
     Outstanding, Beginning of year                           486,800       $   8.25          --
     Options Granted                                          877,900           3.64        492,300        $      8.25
     Options Forfeited                                       (580,300)          8.25         (5,500)              8.25
                                                          -----------       --------       --------        -----------
     Options Outstanding                                      784,400           3.00        486,800        $      8.25
                                                          ===========       ========       ========        ===========
     Options Exercisable                                      189,000       $   3.00          --
                                                          ===========       ========       ========
     Weighted average fair value of options granted
       at market value                                                      $   6.69                       $      5.36
                                                                            ========                       ===========
     Weighted average fair value of options granted
       above market value                                                   $   1.53                       $    --
                                                                            ========                       ===========

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


16. STOCK OPTION PLAN (CONTINUED)

         The Company has elected to follow APB 25 and the related interpretations in accounting for stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, requires the use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the Company's stock options equals or exceeds the market price of the underlying common stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for stock options under the fair value method of SFAS 123. The fair value for the Company's stock options granted is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997; risk-free interest rate of 5.5%; no expected dividend payments; volatility factor of the expected price of the Company's common stock, based on historical volatility, of 122.5% and 60.0%; and a weighted-average expected life of the option of 7 years.

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

         In response to a sharp decline in the Company's share price and as a long-term incentive to its employees, the Company repriced all options outstanding on October 23, 1998 to $3 per share. The new option price of $3 exceeded the current market price of the underlying shares at the time of repricing.

         For purposes of pro-forma disclosure under FASB 123, the estimated fair value of the Company's options is amortized over the options vesting period. The impact of the repricing has been considered in the pro-forma information. The Company's pro-forma information for 1998 and 1997 is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                         1998           1997
                                                       -------        -------
     Net income (loss) as reported under APB 25        $(4,131)       $ 3,126

     Stock option expense per FASB 123                    (283)          (732)
                                                       -------        -------

     Pro-forma net income (loss)                       $(4,414)       $ 2,394
                                                       =======        =======

     Pro-forma basic earnings (loss) per share         $ (0.73)       $  0.47
                                                       =======        =======

     Pro-forma diluted earnings (loss) per share       $ (0.73)       $  0.46
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

Treasury Stock

         On June 24, 1998, the Company's Board approved the repurchase of up to 300,000 shares of its stock. Since that time, the Company has repurchased 41,800 shares for $162. The treasury shares have been recorded at cost.

Initial Public Offering

         On June 17, 1997, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission whereby 2,300,000 shares of its common stock (including an overallotment of 300,000 shares sold by the Parent) were offered and sold at $8.25 per share (less underwriting discounts and commissions). The Company generated net proceeds of $14,108 in connection with this offering.

Schedule II - Valuation and Qualifying Accounts
ORBIT/FR, Inc. and Subsidiaries
December 31, 1998

                                              Balance at    Charged to              Balance at
                                              Beginning     Costs and                 End of
                                              of period      Expenses   Deductions    period
                                              ----------    ----------  ----------  ----------
     Year ended December 31, 1998

     Allowance for doubtful accounts           $115,773       $375,037         --       $490,810

     Year ended December 31, 1997

     Allowance for doubtful accounts                 --        115,773         --       $115,773

     Year ended December 31, 1996

     Allowance for doubtful accounts                 --             --         --             --