Form 10-K/A
period 1998-12-31
ORBIT FR INC
filed 1999-05-03
CIK 1037115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant is $4,745,946 (1). As of March 24, 1999, 6,072,973 shares of common stock were outstanding.

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

         In accordance with instruction G(3) to Form 10K, ORBIT/FR, Inc. (the "Company" ) is amending its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999 to provide information required in
Part III.

                                TABLE OF CONTENTS

                                    PART III
                                                                            Page

Item 10. Directors and Executive Officers of the Registrant                   4

Item 11. Executive Compensation                                               6

Item 12. Security Ownership of Certain Beneficial Owners and Management      11

Item 13. Certain Relationships and Related Transactions                      12

Signatures                                                                   13

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

       The following table sets forth certain information regarding the Company's directors, executive officers, and certain key employees.

     NAME                     AGE                POSITION

Ze'ev Stein                   46       Chairman, Acting Chief Executive Officer
Joseph Aviv(1)                61       Director
Shimon Alon                   48       Director
Irwin L. Gross                55       Director
William A. Torzolini          38       VP Finance, Chief Financial Officer
Michael J. Hart, Sr.          46       Executive VP EMC Division
Thomas J. Burke               38       VP Sales and Marketing
John Aubin                    45       VP Systems
Moshe Pinkasy                 48       Chief Executive Officer of Engineering
Marcel Boumans                41       Managing Director of European Operations
Gabriel Sanchez               47       Chief Operating Officer, AEMI
Jeffrey S. Polan              48       VP Chief Technology Officer

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

         Joseph Aviv served as Chairman of the Board of Directors of the Company from March 1996 until October 1998. Mr. Aviv also has served as Chairman of the Board of Directors of Alchut since 1996. Since 1994 Mr. Aviv has been the General Manager of Aviron Engineers Ltd., a holding company located in Ra'anana, Israel. From April 1992 to July 1994, Mr. Aviv was a member of the Board of Directors of Alchut. From 1985 to 1994, Mr. Aviv was the Chairman of the Board of Directors of Paz-Chen, Ltd. a publicly-traded jewelry company located in Tel-Aviv, Israel.

         Shimon Alon was named a director of the Company in June 1997, and has served as President and Chief Executive Officer of Precise Software, Ltd., a private company in Braintree, Massachusetts since October 1997, which provides tools that link the production support and application development processes. From 1982 to 1997, Mr. Alon served with Scitex Corporation Ltd. in Herzlia, Israel in various capacities, with his last position as President of Scitex America Corp. in Bedford, Massachusetts which sells and supports products used in graphic arts and digital printing.

         Irwin Gross was named a director in December 1998. Mr. Gross is the sole owner of Ocean Castle Investments, LLC, a financial services company specializing in private investment banking, which he founded in 1998. From 1984 through July 1998, Mr. Gross served as Chairman of the Board of Directors of ICC Technologies, a previously publicly traded company that he founded in 1984. From 1994 through 1997, Mr. Gross served as Chairman of the Board of Directors of EA Industries, Inc., a publicly traded company that manufactures electronic products and systems. Mr. Gross continues to serve as a consultant to EA Industries, Inc.'s board of directors.

         William A. Torzolini has served as Vice President of Finance and Chief Financial Officer for the Company since May of 1998. From 1990 to 1998 Mr. Torzolini was employed at Novacare, Inc., a national provider of rehabilitation healthcare services in various senior management roles including Vice President of Finance and Chief Financial Officer of Novacare's Outpatient Division.

(1) Mr. Aviv resigned from the Board of Directors of the Company effective April 8, 1999.

         Michael J. Hart, Sr. has served as the Executive Vice President of the EMC Division since joining the Company in May 1998. Mr. Hart was the President of Quantum Change/EMC Systems, Inc., a privately held company specializing in software for the electromagnetic compatibility (EMC) marketplace. The significant assets of Quantum Change/EMC Systems, Inc. were purchased by the Company in May 1998. From January 1980 through November 1994, Mr. Hart was the President of Electro-Mechanics Company, a privately held manufacturer of EMC components.

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

         Jeffrey Polan has served as Vice President and Chief Technology Officer since March 1999. From May 1998 to November 1998, Mr. Polan served as Vice President of Engineering at Aydin Telemetry, a commercial avionics and telemetry products developer and manufacturer. From June 1996 to April 1998, Mr. Polan served as Vice President of Engineering of InterDigital Communication Corporation. Mr. Polan also served as President and Chief Executive Officer of Programmed Digital Systems, Inc. from September 1989 to May 1996.


BOARD OF DIRECTORS

         The Company's Amended and Restated Certificate of Incorporation provides that the Board of Directors shall consist of not less than three nor more than thirteen members, the exact number to be fixed and determined from time to time by the Board. The Company's Board of Directors is presently composed of three directors. The Board of Directors is elected by the stockholders at the annual meeting of the stockholders of the Company.

         With the exception of Mr. Aviv and Mr. Stein, no directors received any compensation for services on the Board of Directors during the year ended December 31, 1998. During the Year ended December 31, 1998, Mr. Aviv received fees of $63,000, and Mr. Stein received $19,500 for services rendered to the Company. Mr. Stein as Chairman and acting CEO will receive a fees totaling $180,000 annually for services to be rendered to the Company. All other Directors will receive fees totaling $5,000 annually, beginning in 1999.

         Under the Company's 1997 Equity Incentive Plan, and prior to December 15, 1998, Mr. Aviv, Mr. Stein and Mr. Gross have been granted options to purchase 30,000 shares each of Common Stock at $3 per share. These options will vest in five equal increments beginning 12 months after issuance.

BOARD COMMITTEES

         The Board of Directors established an Audit Committee in December 1998 to review, act on and report to the Board of Directors with respect to various auditing and accounting matters, including the internal accounting procedures of the Company and the services provided by the Company's independent public accountants. This Committee is composed of Ze'ev Stein, Irwin L. Gross and Shimon Alon. The Board of Directors also established a Compensation Committee in December 1998 to set compensation and bonuses for management. This Committee is composed of Zeev Stein, Irwin L. Gross and Shimon Alon.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Company's executive officers, directors and greater than ten percent beneficial shareholders were complied with during the year ended December 31, 1998.

Item 11. Executive Compensation

         The following table summarizes the compensation earned by the Company's Chief Executive Officer and other executive officers (the "Named Executive Officers") with compensation in excess of $100,000 for the year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                         Long-Term
                                                         Annual Compensation           Compensation
                                                                                        Securities
                                                                                        Underlying         All Other
Name and Principal Position                         Year        Salary         Bonus      Options        Compensation

Aryeh Trabelsi, Former President & CEO(3)           1998        $212,649      $22,660       -----             $703(1)
                                                    1997         154,216       44,422     171,000(2)           418(1)
John Aubin, Vice President,
Far Field/RCS                                       1998         115,382        3,350       -----              456(1)
                                                    1997          91,998       18,082      20,000              508(1)
David Farina, Former Vice President,
Nearfield                                           1998          96,068        5,263       -----              410(1)
                                                    1997          86,008       17,134      20,000              475(1)
William Torzolini, Vice President
and Chief Financial Officer                         1998         104,630        -----      40,000              410(1)

Michael Hart, Executive Vice
President, EMC                                      1998         103,458        -----      25,000              365(1)

Sean Mallon, Former Vice
President  Marketing                                1998          84,163       34,017       -----              365(1)


(1)      Represents life insurance premiums paid.

(2)      All options vested on March 17, 1998

(3) Mr. Trabelsi resigned as President and Chief Executive Officer of the Company on September 3, 1998.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information concerning stock options granted under the 1997 Incentive Stock Option Plan during fiscal 1998 to the Named Executive Officers of the Company.

                                                                                       Potential Realized Value
                                                                                           At Assumed Annual
                                                                                          Rates of Stock Price
                                                                                            Appreciation For
                                               Individual Grants                              Option Term(1)
                           ----------------------------------------------------------
                                             Percent of
                            Number of       Total Options
                           Securities        Granted to
                           Underlying         Employees
                             Options             in          Exercise       Expiration
                             Granted         Fiscal Year       Price           Date          5%            10%
                             -------         -----------       -----           ----          --            ---
William Torzolini             40,000             20.0%          $3.00         5/14/08        $0         $41,850
Michael Hart                  25,000             12.5%          $3.00         5/2/08         $0         $26,156

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

AGGREGATED OPTION EXERCISES IN LAST YEAR AND FISCAL YEAR-END VALUES

         The following table sets forth certain information concerning the number and value of unexercised options held at the end of fiscal 1998 by the Named Executive Officers of the Company.

                                                       Number of Securities            Value of Unexercised
                      Shares                          Underlying Unexercised          In-the-Money Options at
                   Acquired on          Value       Options at Fiscal Year-End          Fiscal Year-End(2)
Name                 Exercise         Realized(1)    Exercisable/Unexercisable       Exercisable/Unexercisable
Aryeh Trabelsi          --                --                  171,000/0                        $0/$0
John Aubin              --                --                   0/20,000                        $0/$0
David Farina            --                --                   0/20,000                        $0/$0
William Torzolini       --                --                   0/40,000                        $0/$0
Michael Hart            --                --                   0/25,000                        $0/$0

(1)      No options were exercised by the Named Executive Officers in fiscal
         1998.

(2) The last sale price of the Common Stock on December 31, 1998, the last trading day in fiscal 1998, as reported on the National Market was $2.50 per share.

                  The following table sets forth certain information concerning the repricing of options held at December 31, 1998 by the Named Executive Officers of the Company.

                                                       Market                                         Length of
                                     Number of        Price of     Exercise                           Original
                                  Securities Un-      Stock at     Price At           New            Option Term
                                 derlying Options      Time of     Time of         Exercise         Remaining At
                        Date         Repriced         Repricing    Repricing         Price        Date of Repricing
Aryeh Trabelsi        10/23/98        171,000          $1.56         $8.25           $3.00           8.75 years
John Aubin            10/23/98         20,000          $1.56         $8.25           $3.00           8.75 years
David Farina          10/23/98         20,000          $1.56         $8.25           $3.00           8.75 years
Michael Hart          10/23/98         25,000          $1.56         $8.25           $3.00            9.5 years
William Torzolini     10/23/98         40,000          $1.56         $8.25           $3.00            9.5 years

EMPLOYMENT AGREEMENTS

         Aryeh Trabelsi. Effective February 15, 1997, the Company entered into an employment agreement with Aryeh Trabelsi, to hold the positions of President and Chief Executive Officer of the Company, for an initial term of two years and thereafter terminable by either the Company or Mr. Trabelsi on 90 days notice. Pursuant to the terms of Mr. Trabelsi's employment agreement, and during its effective period, Mr. Trabelsi was entitled to receive (i) an annual base salary of $154,216 or such higher amount as the Company's Board of Directors may determine from time to time, (ii) an annual cash bonus based on the Company's net income before taxes, excluding any gains from the sale of securities, and
(iii) an annual cash bonus based on the Company's achievement of specific levels of net income before taxes excluding capital gains.

         Mr. Trabelsi was granted a stock option to purchase up to 171,000 shares of Common Stock at a per share exercise price equal to the Offering Price to vest in four equal annual installments beginning on June 17, 1999. On March 17, 1998, the Company's Board of Directors approved the immediate and full vesting of his stock option to purchase 171,000 shares of Common Stock.

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

         On September 3, 1998, 90 days prior to effective date thereof, Mr. Trabelsi delivered to the Company written notice of the termination of his employment agreement for good reason. Mr. Trabelsi remained on the Board of Directors to assist the Company's management in its search for a new Chief Executive Officer until his resignation therefrom on November 3, 1998. Although Mr. Trabelsi stepped down from the positions of Chief Executive Officer and President, Mr. Trabelsi continued as an employee of the Company until the effective date of the termination of his employment agreement on December 3, 1998.

         Michael Hart. Effective May 2, 1998, the Company entered into an employment agreement with Michael Hart, the Executive Vice President of the Company's EMC Division, for an initial term of one year and thereafter terminable by either the Company or Mr. Hart on 360 days notice within the first year, 180 days in the second year and 90 days thereafter. Pursuant to the terms of Mr. Hart's employment agreement, Mr. Hart is entitled to receive an annual base salary of $120,000 or such higher amount as the Company's Board of Directors may determine from time to time.

         Mr. Hart's employment agreement may be terminated by the Company for cause, which is defined as the material breach of the employment agreement by Mr. Hart or if Mr. Hart commits a material act of dishonesty or a material breach of trust or a fiduciary obligation with respect to the Company. The employment agreement may be terminated by Mr. Hart immediately upon notice for cause which is defined as a reduction in salary or a material breach of the agreement which employer has failed to cure after ten days written notice thereof. Under the employment agreement, Mr. Hart is subject to certain non-disclosure, non-solicitation and non-competitive covenants.


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

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of April 30, 1999 regarding the beneficial ownership (as defined in regulations issued by the Security and Exchange Commission) (i) each stockholder known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock, (ii) each director and Named Executive Officer and all other executive officers of the Company individually and (iii) all directors and executive officers as a group.

                                                     Beneficial Ownership(1)

Names and address of Beneficial Owner                    Number of shares                         Percentage
Orbit-Alchut Technologies, Ltd.(2)                            3,700,000                             60.9%
         P.O. Box 3171
         Industrial Zone
         Netanya 42131
         Israel
Joseph Aviv(3)                                                3,700,000                              60.9%
         P.O. Box 3171
         Industrial Zone
         Netanya 42131
         Israel
Aryeh Trabelsi(4)                                               182,500                               2.7%
         c/o Orbit FR, Inc.
         506 Prudential Road
         Horsham, PA 19044
Zeev Stein(5)                                                 3,700,000                              60.9%
         P.O. Box 3171
         Industrial Zone
         Netanya 42131
         Israel
Shimon Alon(6)                                                    6,000                                 --
         c/o Orbit FR, Inc.
         506 Prudential Road
         Horsham, PA 19044
Irwin Gross(7)                                                       --                                 --
         c/o Orbit FR, Inc.
         506 Prudential Road
         Horsham, PA 19044
William Torzolini(8)                                              2,000                                 --
         c/o Orbit FR, Inc.
         506 Prudential Road
         Horsham, PA 19044
Michael Hart(9)                                                      --                                 --
         c/o Orbit FR, Inc.
         506 Prudential Road
         Horsham, PA 19044
Thomas Burke(10)                                                     --                                 --
         c/o Orbit FR, Inc.
         506 Prudential Road
         Horsham, PA 19044
John Aubin(11)                                                       --                                 --
         c/o Orbit FR, Inc.
         506 Prudential Road
         Horsham, PA 19044

Jeffrey Polan(12)                                                    --                                 --
         c/o Orbit FR, Inc.
         506 Prudential Road
         Horsham, PA 19044
Directors and executive officers
         as a group (10 persons)                              3,890,500                             64.1%


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

(3) Represents 3,700,000 shares held by Orbit-Alchut Technologies, LTD ("Alchut"). Mr. Aviv is a director and 42.27% beneficial stockholder of Alchut.

(4) Includes 171,000 shares of Common Stock issuable upon the exercise of an option granted to Mr. Trabelsi, which option became exercisable on March 17, 1998.

(5) Represents 3,700,000 shares held by Alchut. Mr. Stein is a director and 42.33% beneficial stockholder of Alchut.

(6) Does not include 30,000 share of Common Stock issuable upon the exercise of an option granted to Mr. Alon upon his appointment to the Board of Directors of the Company, which option becomes exercisable in five cumulative annual installments commencing 12 months after the date of the grant.

(7) Does not include 30,000 share of Common Stock issuable upon the exercise of an option granted to Mr. Gross upon his appointment to the Board of Directors of the Company, which option becomes exercisable in five cumulative annual installments commencing 12 months after the date of the grant.

(8) Does not include 40,000 share of Common Stock issuable upon the exercise of an option granted to Mr. Torzolini upon his joining the Company, which option becomes exercisable in four cumulative annual installments commencing 24 months after the date of the grant.

(9) Does not include 25,000 share of Common Stock issuable upon the exercise of an option granted to Mr. Hart upon his joining the Company, which option becomes exercisable in four cumulative annual installments commencing 24 months after the date of the grant.

(10) Does not include 25,000 share of Common Stock issuable upon the exercise of an option granted to Mr. Burke upon his joining the Company, which option becomes exercisable in four cumulative annual installments commencing 24 months after the date of the grant.

(11) Does not include 20,000 share of Common Stock issuable upon the exercise of an option granted to Mr. Aubin upon his joining the Company, which option becomes exercisable in four cumulative annual installments commencing 24 months after the date of the grant.

(12) Does not include 20,000 share of Common Stock issuable upon the exercise of an option granted to Mr. Polan upon his joining the Company, which option becomes exercisable in four cumulative annual installments commencing 24 months after the date of the grant.


Item 13. Certain Relationships and Related Transactions

         Orbit/FR Engineering, Ltd. ("Engineering"), the Company's wholly-owned Israeli subsidiary, and Alchut have an agreement, whereby Engineering purchases from Alchut electrical and mechanical production services. Engineering pays Alchut for these services based upon a rate of cost plus 5%, totaling approximately $1,249,000 for the year ended December 31, 1998. In addition, Alchut provided other administrative services, including but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support, which amounted to $320,000 in 1998. Engineering is leasing office space from Alchut on an annual basis, for a rental of $51,000 per year. These agreements are evaluated on an annual basis.

ORBIT/FR, INC.

SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        ORBIT/FR, INC
                                                         Registrant


Date: April 30, 1999


                                                     By: /s/ ZE'EV STEIN
                                                   Chairman of the Board
                                             And Acting Chief Executive Officer
                                                (Principal Executive Officer)