Form 10-Q
period 1999-03-31
ORBIT FR INC
filed 1999-05-17
CIK 1037115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(MARK ONE)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                   Yes /X/   No / /

         There were 6,072,973 shares of Common Stock $.01 par value outstanding as of May 17, 1999.

                                 ORBIT/FR, INC.

                                      INDEX

                                                                                                                  PAGE NO.
                                                                                                                  --------
PART I.        FINANCIAL INFORMATION

               Item 1.        Consolidated Financial Statements

                              Consolidated Balance Sheets -- March 31, 1999
                                (Unaudited) and December 31, 1998....................................................   3

                              Consolidated Statements of Operations--
                                Three months ended March 31, 1999 and 1998
                                (Unaudited)..........................................................................   4

                              Consolidated Statements of Cash Flows--
                                Three months ended March 31, 1999 and 1998
                                (Unaudited)..........................................................................   5

                              Notes to Consolidated Financial Statements
                                (Unaudited)..........................................................................   6

               Item 2.        Management's Discussion and Analysis of Financial
                                Condition and Results of Operations..................................................  11

PART II.        Other Information

               Item 1.        Legal Proceedings......................................................................  15

               Item 2.        Changes in Securities..................................................................  15

               Item 3.        Defaults upon Senior Securities........................................................  15

               Item 4.        Submission of Matters to a Vote of Security Holders....................................  15

               Item 5.        Other Information......................................................................  15

               Item 6.        Exhibits and Reports on Form 8-K.......................................................  15

Signatures                    .......................................................................................  16

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 March 31,   December 31,
                                                                                   1999          1998
                                                                                 --------      --------
                                ASSETS                                         (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                     $  9,586      $ 10,751
   Accounts receivable, less allowance of $491 at
     March 31, 1999 and December 31, 1998                                           3,715         3,716
   Inventory                                                                        2,008         2,160
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                       1,648         1,777
   Deferred income taxes                                                            1,696         1,676
   Prepaid and refundable income taxes                                                634           225
   Other                                                                              401           262
                                                                                 --------      --------
     Total current assets                                                          19,688        20,567

Property and equipment, net                                                         1,148         1,086
Cost in excess of net assets acquired, less
   accumulated amortization of $80 and $68 at
   March 31, 1999 and December 31, 1998, respectively                                 900           912
Purchased software, less accumulated amortization of $218
   and $193 at March 31, 1999 and December 31, 1998, respectively                     281           306
Other                                                                                 126           134
                                                                                 --------      --------

     Total assets                                                                $ 22,143      $ 23,005
                                                                                 ========      ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                              $    722      $    987
   Accounts payable--Parent                                                           368           681
   Accrued expenses                                                                 2,730         2,784
   Customer advances                                                                   32            63
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                         703           196
   Note payable to Parent                                                           2,722         2,722
   Deferred income taxes                                                              149           170
                                                                                 --------      --------
     Total current liabilities                                                      7,426         7,603

Stockholders' equity:
  Preferred stock: $.01 par value:
     Authorized shares--2,000,000; Issued and outstanding shares--none                 --            --
  Common stock: $.01 par value:
     Authorized shares--10,000,000 Issued and outstanding shares --6,072,973           61            61
  Additional paid-in capital                                                       15,139        15,139
  Retained earnings (accumulated deficit)                                            (321)          364
  Treasury stock--41,800 shares                                                      (162)         (162)
                                                                                 --------      --------

     Total stockholders' equity                                                    14,717        15,402
     Total liabilities and stockholders' equity                                  $ 22,143      $ 23,005
                                                                                 ========      ========


                             See accompanying notes.

                                 ORBIT/FR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                             THREE MONTHS ENDED MARCH 31,
                                           --------------------------------
                                           1999                        1998
                                           --------------------------------
                                                      (UNAUDITED)
Contract revenues                          $     2,809           $     4,315

Cost of revenues                                 2,703                 2,349
                                           -----------           -----------
Gross profit                                       106                 1,966

Operating expenses:
   General and administrative                      677                   491
   Sales and marketing                             479                   524
   Research and development                         98                   301
                                           -----------           -----------
Total operating expenses                         1,254                 1,316
                                           -----------           -----------
Operating income (loss)                         (1,148)                  650
Other income, net                                   94                   172
                                           -----------           -----------
Income (loss) before income taxes               (1,054)                  822
Income tax expense (benefit)                      (369)                  288
                                           -----------           -----------
Net income (loss)                          $      (685)          $       534
                                           ===========           ===========
Basic earnings (loss) per share            $      (.11)          $       .09
                                           ===========           ===========
Diluted earnings (loss) per share          $      (.11)          $       .09
                                           ===========           ===========
Weighted average number
  common shares - basic                      6,031,000             6,073,000
                                           ===========           ===========
Weighted average number
  common shares - diluted                    6,031,000             6,257,000
                                           ===========           ===========

                             See accompanying notes.

                                 ORBIT/FR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                  THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                              ---------------------------
                                                                                                1999              1998
                                                                                              --------           --------
                                                                                                      (UNAUDITED)
Cash flows from operating activities:
Net income (loss)                                                                             $   (685)          $    534
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation                                                                                 104                105
      Amortization                                                                                  37                 28
      Deferred income tax (benefit) provision                                                      (41)                63
      Changes in operating assets and liabilities
         Accounts receivable                                                                         1              1,084
         Inventory                                                                                 152                 26
         Costs and estimated earnings in excess of billings on uncompleted contracts               129               (133)
         Prepaid taxes                                                                            (409)                --
         Other assets                                                                             (131)                 3
         Accounts payable and accrued expenses                                                    (319)              (595)
         Accounts payable--Parent                                                                 (313)              (151)
         Income taxes payable                                                                       --               (650)
         Customer advances                                                                         (31)                (1)
         Billings in excess of costs and estimated earnings on uncompleted contracts               507               (137)
         Other liabilities                                                                          --               (235)
                                                                                              --------           --------
Net cash used in operating activities                                                             (999)               (59)

Cash flows from investing activities:
Purchase of property and equipment                                                                (166)               (34)
Disposals of property and equipment                                                                 --                 56
                                                                                              --------           --------
Net cash provided by (used in) investing activities                                               (166)                22
                                                                                              --------           --------

Net decrease in cash and cash equivalents                                                       (1,165)               (37)
Cash and cash equivalents at beginning of period                                                10,751             14,825
                                                                                              --------           --------
Cash and cash equivalents at end of period                                                    $  9,586           $ 14,788
                                                                                              ========           ========

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes                                                  $     81           $    985
                                                                                              ========           ========
Issuance of common stock relating to AEMI acquisition                                         $     --           $    602
                                                                                              ========           ========

                             See accompanying notes.

                                 ORBIT/FR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. OWNERSHIP AND BASIS OF PRESENTATION

         ORBIT/FR, Inc. (the "Company"), was incorporated in Delaware on December 9, 1996, as a subsidiary of Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation (hereinafter referred to as the "Parent"). The Company develops, markets, and supports sophisticated automated microwave test and measurement systems for the wireless communications, satellite, automotive, and aerospace/defense industries. The Company supports its world wide customers through its subsidiaries ORBIT/FR Engineering, LTD (hereinafter referred to as "Engineering", Israel), ORBIT/FR Europe, (Germany), Advanced
Electromagnetics, Inc. ("AEMI", San Diego, CA), and Orbit Advanced Technologies, Inc. and Flam and Russell, Inc, (Horsham, PA). The Company sells its products to customers throughout Asia, Europe, and North and South America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Interim Financial Information

         The accompanying unaudited consolidated financial statements, for the three months ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Forms 10-K and 10-K/A for the period ended December 31, 1998, filed on March 31, 1999 and April 30, 1999 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 1998.

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

  Net Income (Loss) Per Share

         Basic earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three months ended March 31, 1999 because the assumed effect of these securities would be antidilutive.

                                 ORBIT/FR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


3.  EARNINGS (LOSS) PER SHARE

         The following data show the amounts used in computing earnings (loss) per share and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock.


                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                     1999              1998
                                                     ----              ----
                                                           (UNAUDITED)
Net income (loss) used in basic
  earnings (loss) per share                       $      (685)     $       534
                                                  ===========      ===========

Weighted average number of common shares
  used in basic earnings (loss) per share           6,031,000        6,073,000

Effect of dilutive securities:  stock options              --          184,000
                                                  -----------      -----------

Weighted number of common shares and
  diluted potential common stock used in
  diluted earnings (loss) per share                 6,031,000        6,257,000
                                                  ===========      ===========

4. INVENTORY

         Inventory consisted of the following:

                                   MARCH 31,   DECEMBER 31,
                                     1999          1998
                                   --------    ------------
                                  (UNAUDITED)
Work-in-process                     $  781        $  906
Parts and components                 1,227         1,254
                                    ------        ------
                                    $2,008        $2,160
                                    ======        ======

                                 ORBIT/FR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                1999        1998
                                                              ---------   ----------
                                                             (UNAUDITED)
          Lab and computer equipment                            $1,349     $1,249
          Office equipment                                         879        841
          Transportation equipment                                 199        179
          Furniture and fixtures                                    63         60
          Leasehold improvements                                    79         74
                                                                ------     ------
                                                                 2,569      2,403
          Less accumulated depreciation                          1,421      1,317
                                                                ------     ------
          Property and equipment, net                           $1,148     $1,086
                                                                ======     ======


6. ACCRUED EXPENSES

   Accrued expenses consists of the following:

                                          MARCH 31,     DECEMBER 31,
                                           1999            1998
                                         ---------      ------------
                                        (UNAUDITED)
Accrued Other Charges                     $1,259          $1,455
Accrued contract costs                       230             280
Accrued compensation                         566             454
Accrued commissions                          148             151
Accrued royalties                             78             115
Accrued warranty                             202             192
Other accruals                               247             137
                                          ------          ------
                                          $2,730          $2,784
                                          ======          ======

                                 ORBIT/FR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


7. LONG-TERM CONTRACTS

                                                     MARCH 31,    DECEMBER 31,
                                                       1999          1998
                                                    ----------    -----------
                                                    (UNAUDITED)
Accumulated expenditures on uncompleted contracts     $10,522     $10,720
Estimated earnings thereon                                652         821
                                                      -------     -------
                                                       11,174      11,541
Less: applicable progress billings                     10,229       9,960
                                                      -------     -------
   Total                                              $   945     $ 1,581
                                                      =======     =======


The long-term contracts are shown in the accompanying balance sheets as follows:

                                                   MARCH 31,  DECEMBER 31,
                                                     1999         1998
                                                   --------   ------------
                                                 (UNAUDITED)
Costs and estimated earnings on uncompleted
  contracts in excess of billings                  $ 1,648      $ 1,777
Billings on uncompleted contracts in excess of
  costs and estimated earnings                        (703)        (196)
                                                   -------      -------

                                                   $   945      $ 1,581
                                                   =======      =======

8. RELATED PARTY TRANSACTIONS

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

                                 ORBIT/FR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


9. SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three months ended March 31, 1999 and 1998.

1999                                                North America         Europe             Asia             Total
----                                                -------------         ------             ----             -----
     Sales to unaffiliated customers                    $1,875             $ 558            $ 376            $2,809
     Cost of sales to unaffiliated customers             1,751               608              344             2,703
                                                       -------             -----            -----           -------
     Gross profit unaffiliated customers               $   124             $(50)            $  32           $   106
                                                       =======             =====            =====           =======


1998                                                North America        Europe             Asia             Total
----                                                -------------        ------             ----             -----
     Sales to unaffiliated customers                    $1,927            $2,008             $380            $4,315
     Cost of sales to unaffiliated customers            $1,201           $   969            $179             $2,349
                                                        ------           -------            ----             ------
     Gross profit unaffiliated customers               $   726            $1,039            $201             $1,966
                                                       =======            ======            ====             ======


         In table above "North America" includes all domestic operations, and "Europe" includes subsidiaries in Germany and Israel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Certain information contained in this Form 10-Q contains forward-looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission including its most recent Registration Statement on Form S-1, and in its most recent Annual Report on Form 10 K, as amended, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of revenues for the periods indicated:


                                               THREE-MONTHS ENDED MARCH 31,
                                              ------------------------------
                                              1999                      1998
                                              ----                      ----
Revenues                                      100.0%                    100.0%
Gross profit                                    3.8                      45.6
General and
     administrative                            24.1                      11.4
Sales and marketing                            17.0                      12.1
Research and development                        3.5                       7.0
Operating income (loss)                       (40.9)                     15.1
Income (loss) before
  income taxes                                (37.5)                     19.0
Net income (loss)                             (24.4)                     12.4


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998.

         Revenues. Revenues for the three months ended March 31, 1999 were $2.8 million compared to $4.3 million for the three months ended March 31, 1998, a decrease of approximately $1.5 million or 34.9%. Although revenues from the electromagnetic compatibility (EMC) and automotive markets increased approximately $400,000 and $100,000 respectively, revenues from the aerospace/defense, satellite, and wireless markets declined approximately $1.2 million, $500,000, and $400,000, respectively. Geographically, revenues from the U.S. and Asia during the three months ended March 31,1999 remained relatively constant with the three months ended March 31, 1998, while European revenues fell approximately $1.5 million from prior year levels. The licensing restrictions imposed on the Company by the U.S. State Department in 1998 caused many delays on existing European contracts. In addition the Company believes that new foreign orders were also impacted, leading to the revenue declines.

         Cost of revenues. Cost of revenues for the three months ended March 31, 1999 were $2.7 million compared to $2.3 million for the three months ended March 31, 1998, an increase of approximately $400,000 or 17.4%. Gross margins fell to 3.8% for the three months ended March 31, 1999 from 45.6% for the three months ended March 31, 1998. This decrease is primarily due to losses resulting from delays and uncertainties on certain exports related to licensing and other related charges combined with an overall revenue decline associated with the same.

         General and administrative expenses. General and administrative expenses for the three months ended March 31, 1999 were $677,000 compared to $491,000 for the three months ended March 31, 1998, an increase of approximately $186,000 or 37.9%. As a percentage of revenues, general and administrative expenses increased to 24.1% for the three months ended March 31, 1999 from 11.4% for the three months ended March 31, 1998. Legal expenses accounted for a portion of this increase along with an increase in costs associated with export administration.

         Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 1999 were $479,000 compared to $524,000 for the three months ended March 31, 1998, a decrease of approximately $45,000 or 8.6%. As a percentage of revenues, sales and marketing expenses were 17% for the three months ended March 31, 1999, an increase from 12.1% for the three months ended March 31, 1998. Much of the decrease relates to reduced commissions due to less revenues recognized in the three months ended March 31, 1999 .

         Research and development expenses. Research and development expenses for the three months ended March 31, 1999 were $98,000 compared to $301,000 for the three months ended March 31, 1998, a decrease of $203,000 or 67.4% due mainly to reduced customer funded research and development products.

         Other Income. Other income for the three months ended March 31, 1999 was approximately $94,000 in income compared to $172,000 in expenses for the three months ended March 31, 1999. This decrease reflects a reduction in the Company's cash balances available for investment.

         Income taxes. Income tax benefit for the three months ended March 31, 1999 was $369,000 compared to a $288,000 expense for the three months ended March 31, 1998, a decrease of $657,000. The Company's effective tax rate remained at 35% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has satisfied its working capital requirements through cash flows from its operations. At March 31, 1999 the Company had two working capital bank lines of credit aggregating $2,150,000. At March 31, 1999, no amount under these lines was outstanding. These lines expired in May 1999, and the Company is currently seeking alternative financing sources. At March 31, 1999, the Note Payable to Parent of $2,722,000 represented a non-interest bearing promissory note owed by ORBIT/FR Engineering, Ltd., the Company's Israeli subsidiary to Orbit-Alchut Technologies, Ltd., the majority shareholder of the Company for the transfer by the Parent of working capital at the end of 1996. This note is due in December 1999.

         Net cash used in operating activities during the first three months of 1999 amounted to $999,000 compared to $59,000 used in operations in the first three months of 1998. The most significant change in net cash used in operating activities resulted from the Company posting a $685,000 net loss during the three months ended March 31, 1999, compared to a $534,000 net profit during the three months ended March 31, 1998.

         During 1999, the Company plans to incur capital expenditures of approximately $500,000, ($331,000 in 1998) a portion of which will be used to improve the Company's hardware and software tools, and by investing in information systems for the Company and its subsidiaries.

         The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the three months ended March 31, 1999, all of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli subsidiary, which are denominated in local currency. The Company intends to continue to enter into U.S.
dollar-denominated contracts.

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

         The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total year 2000 project cost is estimated to be less than $250,000 which includes up to $150,000 for the purchase of new software that will be capitalized and $100,000 that will be expensed as incurred. To date, the Company has incurred and expensed approximately $10,000 primarily for the assessment of the year 2000 issue and the development of a modification plan for the purchase of new software. The project is estimated to be completed no later than September 30, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that due to its planned modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company.

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

         The Company is currently in process of developing contingency plans to address the Year 2000 risks as necessary. The Company plans to evaluate the status of completion of its year 2000 efforts by June, 1999 and to determine what contingency plans are necessary at that time. As part of the plan, the Company will survey its key suppliers to determine the extent to which the systems of such suppliers are year 2000 compliant, and the extent to which the Company could be affected by the failure of such third parties to be year 2000 compliant. At this time the Company cannot estimate the impact of the failure of such third parties to be year 2000 compliant. In the normal course of business, the Company has contingency plans for disruption of business events and intends to augment those plans with specific Year 2000 considerations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS--NOT APPLICABLE.

ITEM 2. CHANGES IN SECURITIES

Use of Proceeds

The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File N. 333-25015) for the sale of Common Stock in the Company's initial public offering (the "Offering"). The Company registered 2,300,000 shares of Common Stock including an over-allotment of 300,000 shares (which was sold by the Parent) at the initial public offering price. The effective date of the Registration Statement was June 17, 1997. The Offering commenced June 17, 1997 and was terminated after the sale of all securities registered. The aggregate price to the public of the 2,300,000 shares of Common Stock registered was $18,975,000, of which $16,500,000 was raised by the Company.

         The Company incurred the following expenses in connection with the issuance and distribution of its Common Stock in the Offering:

Underwriting Discounts and Commissions                         $ 1,230,000
Expenses paid to or for Underwriters                               100,000
Other Expenses                                                   1,062,000
                                                               -----------
Total Expenses                                                 $ 2,392,000
                                                               ===========

         All payments of expenses were direct or indirect payments to persons other than directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.

         The Company used the net proceeds of the Offering ($14,108,000) for the following purposes:

Purchase of Advanced Electromagnetics Inc.                   $     602,000
Used for working capital purposes                                4,586,000
Temporary Investments                                            8,920,000
                                                             -------------
Net Proceeds of the Offering                                 $  14,108,000
                                                             =============


ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE.

ITEM 5. OTHER INFORMATION--NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a. EXHIBITS

              27   Financial Data Schedule

         b.  REPORTS ON FORM 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

ORBIT/FR, INC.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ORBIT/FR, INC.
                                    -------------------------------------------
                                                 Registrant


Date:   May 17, 1999
                                                By:  /s/  Ze'ev Stein
                                    -------------------------------------------
                                    Acting President and Chief Executive Officer
                                             (Principal Executive Officer)

Date:   May 17, 1999
                                             By:  /s/  William A. Torzolini
                                    -------------------------------------------
                                                Chief Financial Officer
                                             (Principal Financial Officer)