Form 10-Q
period 1999-06-30
ORBIT FR INC
filed 1999-08-16
CIK 1037115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549






                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         There were 6,072,973 shares of Common Stock $.01 par value outstanding as of August 16, 1999.

                                 ORBIT/FR, INC.

                                      INDEX

                                                                                                         PAGE NO.
                                                                                                         --------
PART I. FINANCIAL INFORMATION

        Item 1. Consolidated Financial Statements

                Consolidated Balance Sheets -- June 30, 1999
                  (Unaudited) and December 31, 1998.....................................................  3

                Consolidated Statements of Operations-- Three and six
                 months ended June 30, 1999 and 1998 (Unaudited)........................................  4

                Consolidated Statements of Cash Flows-- Six months
                 ended June 30, 1999 and 1998 (Unaudited)...............................................  5

                Notes to Consolidated Financial Statements
                  (Unaudited)...........................................................................  6

        Item 2. Management's Discussion and Analysis of Financial
                         Condition and Results of Operations...........................................   11

PART II. Other Information

        Item 1. Legal Proceedings......................................................................   16

        Item 2. Changes in Securities..................................................................   16

        Item 3. Defaults upon Senior Securities........................................................   16

        Item 4. Submission of Matters to a Vote of Security Holders....................................   16

        Item 5. Other Information......................................................................   16

        Item 6. Exhibits and Reports on Form 8-K.......................................................   16

Signatures.............................................................................................   17

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    JUNE 30,      DECEMBER 31,
                                                                                                      1999            1998
                                                                                                    --------        --------
                                                                                                   (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                                        $ 10,277        $ 10,751
   Accounts receivable, less allowance of $491 at
     June 30, 1999 and December 31, 1998                                                               4,293           3,716
   Inventory                                                                                           2,214           2,160
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                                            954           1,777
   Deferred income taxes                                                                               1,695           1,676
   Prepaid and refundable income taxes                                                                   484             225
   Other                                                                                                 314             262
                                                                                                    --------        --------
     Total current assets                                                                             20,231          20,567

Property and equipment, net                                                                            1,136           1,086
Cost in excess of net assets acquired, less
   accumulated amortization of $91 and $68 at
   June 30, 1999 and December 31, 1998, respectively                                                     888             912
Purchased software, less accumulated amortization of $243
   and $193 at June 30, 1999 and December 31, 1998, respectively                                         256             306
Other                                                                                                    117             134
                                                                                                    --------        --------

     Total assets                                                                                   $ 22,628        $ 23,005
                                                                                                    ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                                 $    849        $    987
   Accounts payable--Parent                                                                              575             681
   Accrued expenses                                                                                    2,744           2,784
   Customer advances                                                                                      22              63
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                                          1,348             196
   Note payable to Parent                                                                              2,722           2,722
   Deferred income taxes                                                                                 141             170
                                                                                                    --------        --------
     Total current liabilities                                                                         8,401           7,603

Stockholders' equity:
  Preferred stock: $.01 par value:
     Authorized shares--2,000,000; Issued and outstanding shares--none                                    --              --
  Common stock: $.01 par value:
     Authorized shares--10,000,000 Issued and outstanding shares --6,072,973                              61              61
  Additional paid-in capital                                                                          15,139          15,139
  Retained earnings (accumulated deficit)                                                               (780)            364
  Treasury stock--52,500 shares and 41,800 shares at June 30, 1999
        and December 31, 1998, respectively                                                             (193)           (162)
                                                                                                    --------        --------
     Total stockholders' equity                                                                       14,227          15,402
                                                                                                    --------        --------
     Total liabilities and stockholders' equity                                                     $ 22,628        $ 23,005
                                                                                                    ========        ========


                             See accompanying notes.

                                 ORBIT/FR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                    THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------          -------------------------
                                                      1999            1998                   1999            1998
                                                    -------          -------               -------         -------
                                                             (UNAUDITED)                          (UNAUDITED)
Contract revenues                                 $     2,816        $     3,747        $     5,625        $     8,062

Cost of revenues                                        2,423              2,406              5,126              4,756
                                                  -----------        -----------        -----------        -----------

Gross profit                                              393              1,341                499              3,306

Operating expenses:

   General and administrative                             604                566              1,281              1,056

   Sales and marketing                                    469                423                947                947

   Research and development                               132                377                231                678

   Other charges                                           --                345                 --                345
                                                  -----------        -----------        -----------        -----------

Total operating expenses                                1,205              1,711              2,459              3,026
                                                  -----------        -----------        -----------        -----------

Operating income (loss)                                  (812)              (370)            (1,960)               280

Other income, net                                         107                147                201                318
                                                  -----------        -----------        -----------        -----------

Income (loss) before income taxes (benefit)              (705)              (223)            (1,759)               598

Income tax expense (benefit)                             (246)               (78)              (615)               209
                                                  -----------        -----------        -----------        -----------

Net income (loss)                                 $      (459)       $      (145)       $    (1,144)       $       389
                                                  ===========        ===========        ===========        ===========

Basic earnings (loss)  per share                  $      (.08)       $      (.02)       $      (.19)       $       .06
                                                  ===========        ===========        ===========        ===========

Diluted earnings (loss) per share                 $      (.08)       $      (.02)       $      (.19)       $       .06
                                                  ===========        ===========        ===========        ===========

Weighted average number
  common shares - basic                             6,027,247          6,072,973          6,029,188          6,072,973
                                                  ===========        ===========        ===========        ===========

Weighted average number
  common shares - diluted                           6,027,247          6,072,973          6,029,188          6,153,573
                                                  ===========        ===========        ===========        ===========




                             See accompanying notes.

                                 ORBIT/FR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                                   --------
                                                                                            1999              1998
                                                                                            ----              ----
                                                                                                  (UNAUDITED)
Cash flows from operating activities:
Net income (loss)                                                                          $ (1,144)       $    389
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
      Depreciation                                                                              203             212
      Amortization                                                                               91              60
      Deferred income tax provision                                                             (48)             52
      Changes in operating assets and liabilities
        (net of effects of acquisitions):
         Accounts receivable                                                                   (577)            579
         Inventory                                                                              (54)             85
         Costs and estimated earnings in excess of billings on uncompleted contracts            823             (76)
         Prepaid taxes                                                                         (259)             --
         Other assets                                                                           (52)           (518)
         Accounts payable and accrued expenses                                                 (178)           (673)
         Accounts payable--Parent                                                              (106)           (125)
         Income taxes payable                                                                    --            (719)
         Customer advances                                                                      (41)           (149)
         Billings in excess of costs and estimated earnings on uncompleted contracts          1,152            (105)
         Other liabilities                                                                       --            (235)
                                                                                           --------        --------

Net cash used in operating activities                                                          (190)         (1,223)

Cash flows from investing activities:
Purchase of property and equipment                                                             (253)           (102)
Disposals of property and equipment                                                              --              56
Increase in purchased software                                                                   --            (147)
Purchase of net assets through business acquired, net of cash acquired                          (31)           (106)
                                                                                           --------        --------

Net cash used in investing activities                                                          (284)           (299)
                                                                                           --------        --------

Net decrease in cash and cash equivalents                                                      (474)         (1,522)
Cash and cash equivalents at beginning of period                                             10,751          14,825
                                                                                           --------        --------
Cash and cash equivalents at end of period                                                 $ 10,277        $ 13,303
                                                                                           ========        ========

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes                                               $    155        $  1,164
                                                                                           ========        ========
Issuance of common stock relating to AEMI acquisition                                      $     --        $    602
                                                                                           ========        ========



                             See accompanying notes.

                                 ORBIT/FR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Interim Financial Information

         The accompanying unaudited consolidated financial statements, for the three and six months ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Forms 10-K and 10-K/A for the period ended December 31, 1998, filed on March 31, 1999 and April 30, 1999 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 1998.

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

  Net Income (Loss) Per Share

         Basic earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three and six months ended June 30, 1999 because the assumed effect of these securities would be antidilutive.

                                 ORBIT/FR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


3.  EARNINGS (LOSS) PER SHARE

         The following data show the amounts used in computing earnings (loss) per share and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock.

                                         THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30,
                                          1999               1998               1999               1998
                                          ----               ----               ----               ----
Net income (loss) used in
  basic earnings per share            $      (459)       $      (145)       $    (1,144)       $       389
                                      ===========        ===========        ===========        ===========

Weighted average number
 of common shares used in basic
 earnings (loss) per share              6,027,247          6,072,973          6,029,188          6,072,973

Effect of dilutive securities:
 stock options                                 --                 --                 --             80,600
                                      -----------        -----------        -----------        -----------

Weighted number of common
 shares and diluted potential
 common stock used in diluted
 earnings (loss) per share              6,027,247          6,072,973          6,029,188          6,153,573
                                      ===========        ===========        ===========        ===========



4. INVENTORY

         Inventory consisted of the following:

                                                     JUNE 30,           DECEMBER 31,
                                                       1999                 1998
                                                       ----                 ----
                                                   (UNAUDITED)
Work-in-process                                       $  857              $  906
Parts and components                                   1,357               1,254
                                                      ------              ------
                                                      $2,214              $2,160
                                                      ======              ======

                                 ORBIT/FR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



5. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:


                                                       JUNE 30,         DECEMBER 31,
                                                         1999               1998
                                                         ----               ----
                                                      (UNAUDITED)
Lab and computer equipment                              $1,362            $1,249
Office equipment                                           935               841
Transportation equipment                                   199               179
Furniture and fixtures                                      63                60
Leasehold improvements                                      97                74
                                                        ------            ------
                                                         2,656             2,403
Less accumulated depreciation                            1,520             1,317
                                                        ------            ------
Property and equipment, net                             $1,136            $1,086
                                                        ======            ======


6. ACCRUED EXPENSES

   Accrued expenses consists of the following:

                                                       JUNE 30,         DECEMBER 31,
                                                        1999               1998
                                                        ----               ----
                                                     (UNAUDITED)
Accrued Other Charges                                  $1,227             $1,455
Accrued contract costs                                    268                280
Accrued compensation                                      622                454
Accrued commissions                                        65                151
Accrued royalties                                          99                115
Accrued warranty                                          202                192
Other accruals                                            261                137
                                                       ------             ------
                                                       $2,744             $2,784
                                                       ======             ======

                                 ORBIT/FR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


7. LONG-TERM CONTRACTS

                                                         JUNE 30,      DECEMBER 31,
                                                          1999            1998
                                                          ----            ----
                                                      (UNAUDITED)
Accumulated expenditures on uncompleted contracts       $ 10,419        $ 10,720
Estimated earnings thereon                                   518             821
                                                        --------        --------
                                                          10,937          11,541
Less: applicable progress billings                        11,331           9,960
                                                        --------        --------
   Total                                                $   (394)       $  1,581
                                                        ========        ========



The long-term contracts are shown in the accompanying balance sheets as follows:

                                                         JUNE 30,     DECEMBER 31,
                                                           1999           1998
                                                           ----           ----
                                                        (UNAUDITED)
Costs and estimated earnings on uncompleted
  contracts in excess of billings                        $   954        $ 1,777
Billings on uncompleted contracts in excess of
  costs and estimated earnings                            (1,348)          (196)
                                                         -------        -------
                                                         $  (394)       $ 1,581
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

                                 ORBIT/FR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


9. SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three and six months ended June 30, 1999 and 1998.


Six months ended June 30, 1999                          North America         Europe            Asia             Total
------------------------------                          -------------         ------            ----             -----
     Sales to unaffiliated customers                       $ 3,767            $  949            $ 909           $ 5,625
     Cost of sales to unaffiliated customers                 3,524               937              665             5,126
                                                          --------            ------           ------          --------
     Gross profit unaffiliated customers                  $    243            $   12            $ 244          $    499
                                                          ========            ======            =====          ========



Six months ended June 30, 1998                          North America        Europe             Asia             Total
------------------------------                          -------------        ------             ----             -----
     Sales to unaffiliated customers                       $ 3,821           $ 3,425            $ 816           $ 8,062
     Cost of sales to unaffiliated customers                 2,451             1,811              494             4,756
                                                          --------          --------           ------           -------
     Gross profit unaffiliated customers                   $ 1,370           $ 1,614            $ 322           $ 3,306
                                                           =======           =======            =====           =======



Three months ended June 30, 1999                        North America         Europe            Asia             Total
--------------------------------                        -------------         ------            ----             -----
     Sales to unaffiliated customers                        $1,932            $  407            $ 477           $ 2,816
     Cost of sales to unaffiliated customers                 1,851               301              271             2,423
                                                           -------            ------           ------          --------
     Gross profit unaffiliated customers                  $     81             $ 106            $ 206          $    393
                                                          ========             =====            =====          ========



Three months ended June 30, 1998                        North America        Europe             Asia             Total
--------------------------------                        -------------        ------             ----             -----
     Sales to unaffiliated customers                       $ 1,879           $ 1,440            $ 428           $ 3,747
     Cost of sales to unaffiliated customers                 1,212               891              303             2,406
                                                          --------          --------           ------          --------
     Gross profit unaffiliated customers                  $    667           $   549            $ 125           $ 1,341
                                                          ========           =======            =====           =======


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

RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

                                            THREE-MONTHS ENDED JUNE 30,                  SIX-MONTHS ENDED JUNE 30
                                            ---------------------------                  ------------------------
                                              1999             1998                       1999             1998
                                              ----             ----                       ----             ----
Revenues                                      100.0%           100.0%                     100.0%           100.0%
Gross profit                                   14.0             35.8                        8.9             41.0
General and
     administrative                            21.4             15.1                       22.8             13.1
Sales and marketing                            16.7             11.3                       16.8             11.7
Research and development                        4.7             10.1                        4.1              8.4
Other charges                                   0.0              9.2                        0.0              4.3
Operating income (loss)                       (28.8)            (9.9)                     (34.8)             3.5
Income (loss) before
  income taxes                                (25.0)            (6.0)                     (31.3)             7.4
Net income (loss)                             (16.3)            (3.9)                     (20.3)             4.8



THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998.

         Revenues. Revenues for the three months ended June 30, 1999 were $2.8 million compared to $3.7 million for the three months ended June 30, 1998, a decrease of approximately $931,000 or 24.8%. Although revenues from the aerospace/defense and the electromagnetic compatibility (EMC) markets increased approximately $705,000 and $133,000 respectively, revenues from the satellite and wireless markets declined approximately $1.2 million and $580,000, respectively. Geographically, revenues from the U.S. and Asia during the three months ended June 30,1999 remained relatively constant with the three months ended June 30, 1998, while European revenues fell approximately $1.0 million from prior year levels. The licensing restrictions imposed on the Company by the U.S. State Department in 1998 caused many delays on existing European contracts. In addition the Company believes that new foreign orders were also impacted, leading to the revenue declines.

         Cost of revenues. Cost of revenues for the three months ended June 30, 1999 were $2.4 million compared to $2.4 million for the three months ended June 30, 1998. Gross margins however fell to 14.0% for the three months ended June 30, 1999 from 35.8% for the three months ended June 30, 1998. This decrease is primarily due to losses resulting from delays and uncertainties on certain exports related to licensing and other related charges combined with an overall revenue decline associated with the same.

         General and administrative expenses. General and administrative expenses for the three months ended June 30, 1999 were $604,000 compared to $566,000 for the three months ended June 30, 1998, an increase of approximately $38,000 or 6.7%. As a percentage of revenues, general and administrative expenses increased to 21.4% for the three months ended June 30, 1999 from 15.1% for the three months ended June 30, 1998. An increase in costs associated with export administration accounted for a portion of this increase.

         Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 1999 were $469,000 compared to $423,000 for the three months ended June 30, 1998, an increase of approximately $46,000 or 10.9%. As a percentage of revenues, sales and marketing expenses were 16.7% for the three months ended June 30, 1999, an increase from 11.3% for the three months ended June 30, 1998. Much of the increase relates to investments made in customer service functions.

         Research and development expenses. Research and development expenses for the three months ended June 30, 1999 were $132,000 compared to $377,000 for the three months ended June 30, 1998, a decrease of $245,000 or 65.0% due mainly to reduced customer funded research and development projects.

         Other charges. Other charges for the three months ended June 30, 1999 were $0 compared to $345,000 in expense for the three months ended June 30, 1998. The expense in the prior year represented costs associated with the Company's internal investigation over the US Customs matter and expenses from the acquisition of RDL, Inc. which did not occur. These expenses were fully reserved by the Company at December 31, 1998.

         Other income. Other income for the three months ended June 30, 1999 was approximately $107,000 in income compared to $147,000 for the three months ended June 30, 1998. This decrease reflects a reduction in the Company's cash balances available for investment.

         Income taxes. Income tax benefit for the three months ended June 30, 1999 was $246,000 compared to $78,000 of benefit for the three months ended June 30, 1998, an increase in benefit of $168,000. The Company's effective tax rate remained at 35% for both periods.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998.

         Revenues. Revenues for the six months ended June 30, 1999 were $5.6 million compared to $8.1 million for the six months ended June 30, 1998, a decrease of approximately $2.5 million or 30.2%. Although revenues from the electromagnetic compatibility (EMC) and automotive markets increased approximately $571,000 and $116,000 respectively, revenues from the satellite, wireless and aerospace/defense markets declined approximately $1.6 million, $1.1 million and $451,000, respectively. Geographically, revenues from the U.S. and Asia during the six months ended June 30,1999 remained relatively constant with the six months ended June 30, 1998, while European revenues fell approximately $2.5 million from prior year levels. The licensing restrictions imposed on the Company by the U.S. State Department in 1998 caused many delays on existing European contracts. In addition the Company believes that new foreign orders were also impacted, leading to the revenue declines.

         Cost of revenues. Cost of revenues for the six months ended June 30, 1999 were $5.1 million compared to $4.8 million for the six months ended June 30, 1998. Gross margins fell to 8.9% for the six months ended June 30, 1999 from 41.0% for the six months ended June 30, 1998. This decrease is primarily due to losses resulting from delays and uncertainties on certain exports related to licensing and other related charges combined with an overall revenue decline associated with the same.

         General and administrative expenses. General and administrative expenses for the six months ended June 30, 1999 were $1,281,000 compared to $1,056,000 for the six months ended June 30, 1998, an increase of approximately $225,000 or 21.3%. As a percentage of revenues, general and administrative expenses increased to 22.8% for the six months ended June 30, 1999 from 13.1% for the six months ended June 30, 1998. Legal expenses accounted for a portion of this increase along with an increase in costs associated with export administration.

         Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 1999 were $947,000 compared to $947,000 for the six months ended June 30, 1998. As a percentage of revenues, sales and marketing expenses were 16.8% for the six months ended June 30, 1999, an increase from 11.7% for the six months ended June 30, 1998.

         Research and development expenses. Research and development expenses for the six months ended June 30, 1999 were $231,000 compared to $678,000 for the six months ended June 30, 1998, a decrease of $447,000 or 65.9% due mainly to reduced customer funded research and development projects.

         Other charges. Other charges for the six months ended June 30, 1999 were $0 compared to $345,000 in expense for the six months ended June 30, 1998. The expense in the prior year represented costs associated with the Company's internal investigation over the US Customs matter and expenses from the acquisition of RDL, Inc. which did not occur. These expenses were fully reserved by the Company at December 31, 1998.

         Other income. Other income for the six months ended June 30, 1999 was approximately $201,000 in income compared to $318,000 for the six months ended June 30, 1998. This decrease reflects a reduction in the Company's cash balances available for investment.

         Income taxes. Income tax benefit for the six months ended June 30, 1999 was $615,000 compared to a $209,000 expense for the six months ended June 30, 1998, a decrease $824,000. The Company's effective tax rate remained at 35% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has satisfied its working capital requirements through cash flows from its operations. At June 30, 1999, the Note Payable to Parent of $2,722,000 represented a non-interest bearing promissory note owed by ORBIT/FR Engineering, Ltd., the Company's Israeli subsidiary to Orbit-Alchut Technologies, Ltd., the majority shareholder of the Company for the transfer by the Parent of working capital at the end of 1996. This note is due in December 1999.

         Net cash used in operating activities during the six months ended June 30, 1999 amounted to $190,000 compared to $1,223,000 used in operations for the six months ended June 30, 1998. The most significant changes in net cash used in operating activities resulted from the Company posting a $1.1 million net loss during the six months ended June 30, 1999, compared to a $389,000 net profit during the six months ended June 30, 1998, offset mainly by improved billings in the quarter.

         During 1999, the Company plans to incur capital expenditures of approximately $500,000, ($331,000 in 1998) a portion of which will be used to improve the Company's hardware and software tools, and by investing in information systems for the Company and its subsidiaries.

         The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the six months ended June 30, 1999, all of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

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

         The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total year 2000 project cost is estimated to be less than $50,000 which includes up to $20,000 for the purchase of new software that will be capitalized and $30,000 that will be expensed as incurred. To date, the Company has incurred and expensed approximately $10,000 primarily for the assessment of the year 2000 issue and the development of a modification plan for the purchase of new software. The project is estimated to be completed no later than September 30, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that due to its planned modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company.

         The Company believes that all of its products are year 2000 compliant. The last of its products, the FR959 Antenna & RCS Measurement System Software and its FR944 Digital Pattern Recorder Software were completed in the quarter ended June 30, 1999.

         The Company has assessed the Year 2000 risks as necessary. The Company has also evaluated the status of completion of its year 2000 efforts as of June, 1999 and determined that contingency plans are not necessary. The Company is in the process of a simple systems upgrade for its internal software systems which it believes will be complete as of September, 1999. In addition, key suppliers were surveyed to determine the extent to which the systems of such suppliers are year 2000 compliant, and the extent to which the Company could be affected by the failure of such third parties to be year 2000 compliant. At this time the Company has estimated that the impact of the failure of such third parties to be year 2000 compliant is not a risk. In the normal course of business, the Company has contingency plans for disruption of business events and still intends to augment those plans with specific Year 2000 considerations.

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

         The Company used the net proceeds of the Offering ($14,108,000) for the following purposes:


Purchase of Advanced Electromagnetics Inc.                        $   602,000
Used for working capital purposes                                   4,512,000
Temporary Investments                                               8,994,000
                                                                  -----------
Net Proceeds of the Offering                                      $14,108,000
                                                                  ===========



ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE.

ITEM 5. OTHER INFORMATION--NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a. EXHIBITS

              27   Financial Data Schedule

         b.  REPORTS ON FORM 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

ORBIT/FR, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ORBIT/FR, INC.
                                 --------------------------------------------
                                                  Registrant


Date:   August 16, 1999
                                             By:  /s/  Ze'ev Stein
                                 --------------------------------------------
                                 Acting President and Chief Executive Officer
                                         (Principal Executive Officer)

Date:   August 16, 1999
                                         By:  /s/  William A. Torzolini
                                 --------------------------------------------
                                            Chief Financial Officer
                                         (Principal Financial Officer)