Form 10-Q
period 1999-09-30
ORBIT FR INC
filed 1999-11-15
CIK 1037115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _______

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

         There were 6,072,973 shares of Common Stock $.01 par value outstanding as of November 15, 1999.

                                 ORBIT/FR, INC.
                                      INDEX

                                                                                                                   PAGE NO.

PART I.        FINANCIAL INFORMATION

               Item 1.        Consolidated Financial Statements

                              Consolidated Balance Sheets -- September 30, 1999
                                (Unaudited) and December 31, 1998............................................      3

                              Consolidated Statements of Operations-- Three and Nine
                               months ended September 30, 1999 and 1998 (Unaudited)...........................     4

                              Consolidated Statements of Cash Flows-- Nine months
                               ended September 30, 1999 and 1998 (Unaudited)..................................     5

                              Notes to Consolidated Financial Statements
                                (Unaudited)...................................................................     6

               Item 2.        Management's Discussion and Analysis of Financial
                                Condition and Results of Operations..........................................     11

PART II.        Other Information

               Item 1.        Legal Proceedings..............................................................     16

               Item 2.        Changes in Securities..........................................................     16

               Item 3.        Defaults upon Senior Securities................................................     17

               Item 4.        Submission of Matters to a Vote of Security Holders............................     17

               Item 5.        Other Information..............................................................     17

               Item 6.        Exhibits and Reports on Form 8-K...............................................     17

Signatures...................................................................................................     18


PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 ORBIT/FR, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          SEPTEMBER 30,        DECEMBER 31,
                                                                                             1999                  1998
                                                                                      -------------------   -------------------
                                                                                          (UNAUDITED)
                                                      ASSETS
Current assets:
   Cash and cash equivalents                                                               $    9,640            $ 10,751
   Accounts receivable, less allowance of $445 and $491 at
     September 30, 1999 and December 31, 1998 respectively                                      3,618               3,716
   Inventory                                                                                    2,158               2,160
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                                   1,039               1,777
   Deferred income taxes                                                                        1,609               1,676
   Prepaid and refundable income taxes                                                            721                 225
   Other                                                                                          443                 262
                                                                                          -----------         -----------
     Total current assets                                                                      19,228              20,567

Property and equipment, net                                                                     1,077               1,086
Cost in excess of net assets acquired, less
   accumulated amortization of $104 and $68 at
   September 30, 1999 and December 31, 1998, respectively                                         876                 912
Purchased software, less accumulated amortization of $268
   and $193 at September 30, 1999 and December 31, 1998, respectively                             231                 306
Other                                                                                             108                 134
                                                                                          -----------        ------------

     Total assets                                                                            $ 21,520            $ 23,005
                                                                                             ========            ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                         $   1,089          $      987
   Accounts payable--Parent                                                                       308                 681
   Accrued expenses                                                                             2,495               2,784
   Income taxes payable                                                                           115                --
   Customer advances                                                                               33                  63
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                                     669                 196
   Note payable to Parent                                                                       2,722               2,722
   Deferred income taxes                                                                          154                 170
                                                                                            ---------         -----------
     Total current liabilities                                                                  7,585               7,603

Stockholders' equity:
  Preferred stock: $.01 par value:
     Authorized shares--2,000,000; Issued and outstanding shares--none                        --                  --
  Common stock: $.01 par value:
     Authorized shares--10,000,000, Issued and outstanding shares--6,072,973                       61                  61
  Additional paid-in capital                                                                   15,139              15,139
  Retained earnings (accumulated deficit)                                                      (1,048)                364
  Treasury stock--62,200 shares and 41,800 shares at September 30, 1999
        and December 31, 1998, respectively                                                      (217)               (162)
                                                                                           ----------         -----------
     Total stockholders' equity                                                                13,935              15,402
                                                                                           ----------         -----------
     Total liabilities and stockholders' equity                                              $ 21,520            $ 23,005
                                                                                             ========            ========


                            See accompanying notes.

                                 ORBIT/FR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------            ------------------------------

                                                         1999            1998                     1999            1998
                                                        ------          -------                  ------          ------

                                                             (UNAUDITED)                              (UNAUDITED)

Contract revenues                                       $3,638         $ 1,605                   $ 9,263        $  9,666

Cost of revenues                                         2,794           2,574                     7,920           7,329
                                                       -------        --------                   -------        --------

Gross profit (loss)                                        844            (969)                    1,343           2,337

Operating expenses:

   General and administrative                              507             813                     1,788           1,869

   Sales and marketing                                     502             538                     1,449           1,485

   Research and development                                298              67                       528             745

   Other charges                                        --                 463                   --                  808
                                                    ----------       ---------               -----------       ---------

Total operating expenses                                 1,307           1,881                     3,765           4,907
                                                      --------        --------                   -------        --------

Operating loss                                            (463)         (2,850)                   (2,422)         (2,570)

Other income, net                                          141             144                       341             462
                                                       -------       ---------                  --------       ---------

Loss before income tax benefit                            (322)         (2,706)                   (2,081)         (2,108)

Income tax benefit                                         (53)           (947)                     (669)           (738)
                                                        -------      ----------                 ---------      -----------

Net loss                                                $ (269)        $(1,759)                  $(1,412)        $(1,370)
                                                        =======        ========                  ========        =========

Basic and diluted loss  per share                      $  (.04)        $  (.29)                  $  (.23)       $   (.23)
                                                       ========       ========                  ========       =========

Weighted average number
  common shares - basic and diluted                  6,019,262       6,058,859                 6,025,840       6,068,217
                                                     =========       =========                 =========       =========

                             See accompanying notes.

                                 ORBIT/FR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                     NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                                  1999              1998
                                                                                                  ----              ----
                                                                                                       (UNAUDITED)

Cash flows from operating activities:
Net loss                                                                                       $ (1,412)       $  (1,370)
Adjustments to reconcile net loss to net cash provided
 by (used in) operating activities:
      Depreciation                                                                                  294              312
      Amortization                                                                                  137               97
      Deferred income tax provision                                                                  51                2
      Changes in operating assets and liabilities
         Accounts receivable                                                                         98            1,607
         Inventory                                                                                    2              (83)
         Costs and estimated earnings in excess of billings on uncompleted contracts                738              153
         Prepaid income taxes                                                                      (496)          (1,267)
         Other assets                                                                              (181)              18
         Accounts payable and accrued expenses                                                     (187)            (475)
         Accounts payable--Parent                                                                  (373)            (135)
         Income taxes payable                                                                       115             (719)
         Customer advances                                                                          (30)            (150)
         Billings in excess of costs and estimated earnings on uncompleted contracts                473             --
         Other liabilities                                                                       --                (235)
                                                                                              -----------      -----------

Net cash used in operating activities                                                              (771)          (2,245)

Cash flows from investing activities:
Purchase of property and equipment                                                                 (285)            (179)
Disposals of property and equipment                                                                --                 56
Increase in purchased software                                                                     --               (147)
Purchase of net assets through business acquired, net of cash acquired                             --               (106)
Purchases of treasury stock                                                                         (55)            (162)
                                                                                               ---------     ------------

Net cash used in investing activities                                                              (340)            (538)
                                                                                                --------     ------------

Net decrease in cash and cash equivalents                                                        (1,111)          (2,783)
Cash and cash equivalents at beginning of period                                                 10,751           14,825
                                                                                                 ------        ---------
Cash and cash equivalents at end of period                                                      $ 9,640         $ 12,042
                                                                                                =======         ========

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes                                                   $     58        $   1,203
                                                                                               ========        =========
Issuance of common stock relating to AEMI acquisition                                            --            $     602
                                                                                              ==========        =========

                             See accompanying notes.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. OWNERSHIP AND BASIS OF PRESENTATION

         ORBIT/FR, Inc. (the "Company"), was incorporated in Delaware on December 9, 1996, as a subsidiary of Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation (hereinafter referred to as the "Parent"). The Company develops, markets, and supports sophisticated automated microwave test and measurement systems for the wireless communications, satellite, automotive, aerospace/defense and electromagnetic compatibility (EMC) industries. ORBIT/FR, Inc., a holding company, supports its world wide customers through its subsidiaries ORBIT/FR Engineering, LTD (hereinafter referred to as "Engineering", Israel), ORBIT/FR Europe, (Germany), Advanced Electromagnetics, Inc. ("AEMI", San Diego, CA), and Orbit Advanced Technologies, Inc. and Flam and Russell, Inc, (Horsham, PA). The Company sells its products to customers throughout Asia, Europe, and North and South America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Interim Financial Information

         The accompanying unaudited consolidated financial statements, for the three and nine months ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Forms 10-K and 10-K/A for the period ended December 31, 1998, filed on March 31, 1999 and April 30, 1999 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 1998.

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

  Net Loss Per Share

         Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three and nine months ended September 30, 1999 and 1998 because the assumed effect of these securities would be antidilutive.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. INVENTORY

         Inventory consisted of the following:

                                                                                      SEPTEMBER 30,          DECEMBER 31,
                                                                                          1999                   1998
                                                                                   -------------------   --------------------
                                                                                       (UNAUDITED)

                 Work-in-process                                                      $    835                $    906
                 Parts and components                                                    1,323                   1,254
                                                                                      --------                --------
                                                                                       $ 2,158                 $ 2,160
                                                                                       =======                 =======

4. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                                                    SEPTEMBER 30,            DECEMBER 31,
                                                                                        1999                     1998
                                                                               ----------------------   ----------------------
                                                                                     (UNAUDITED)

                 Lab and computer equipment                                            $ 1,366                 $ 1,249
                 Office equipment                                                          952                     841
                 Transportation equipment                                                  195                     179
                 Furniture and fixtures                                                     63                      60
                 Leasehold improvements                                                     99                      74
                                                                                    ----------              ----------
                                                                                         2,675                   2,403
                 Less accumulated depreciation                                           1,598                   1,317
                                                                                      --------                --------
                 Property and equipment, net                                           $ 1,077                 $ 1,086
                                                                                       =======                 =======

5. ACCRUED EXPENSES

   Accrued expenses consists of the following:

                                                                                    SEPTEMBER 30,            DECEMBER 31,
                                                                                        1999                     1998
                                                                               ----------------------   ----------------------
                                                                                     (UNAUDITED)
   Accrued Other Charges                                                                 $ 1,036               $ 1,455
   Accrued contract costs                                                                    320                   280
   Accrued compensation                                                                      527                   454
   Accrued commissions                                                                       106                   151
   Accrued royalties                                                                          97                   115
   Accrued warranty                                                                          218                   192
   Other accruals                                                                            191                   137
                                                                                       ---------              --------
                                                                                         $ 2,495                $2,784
                                                                                        ========                ======


                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6. LONG-TERM CONTRACTS

                                                                                    SEPTEMBER 30,            DECEMBER 31,
                                                                                        1999                     1998
                                                                               ----------------------   ----------------------
                                                                                    (UNAUDITED)
Accumulated expenditures on uncompleted contracts                                        $ 11,805               $ 10,720
Estimated earnings thereon                                                                    212                    821
                                                                                        ---------              --------
                                                                                           12,017                 11,541
Less: applicable progress billings                                                         11,647                  9,960
                                                                                        ---------              ---------
   Total                                                                                $     370               $  1,581
                                                                                        =========               ========

The long-term contracts are shown in the accompanying balance sheets as follows:

                                                                                    SEPTEMBER 30,            DECEMBER 31,
                                                                                       1999                      1998
                                                                              ----------------------    ----------------------
                                                                                    (UNAUDITED)

Costs and estimated earnings on uncompleted
  contracts in excess of billings                                                      $ 1,039                   $1,777
Billings on uncompleted contracts in excess of
  costs and estimated earnings                                                            (669)                    (196)
                                                                                      ---------                --------
                                                                                       $   370                   $1,581
                                                                                       =======                   ======

7. RELATED PARTY TRANSACTIONS

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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


8. SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three and nine months ended September 30, 1999 and 1998.

Nine months ended September 30, 1999                    North America         Europe            Asia             Total
------------------------------------                    -------------         ------            ----             -----

     Sales to unaffiliated customers                       $ 6,094            $1,446          $ 1,723           $ 9,263
     Cost of sales to unaffiliated customers                 5,454             1,300            1,166             7,920
                                                          ---------          --------        --------          --------
     Gross profit unaffiliated customers                  $    640           $   146         $    557           $ 1,343
                                                          ========           =======         ========           =======


Nine months ended September 30, 1998                    North America        Europe             Asia             Total
------------------------------------                    -------------        ------             ----             -----

     Sales to unaffiliated customers                       $ 4,974           $ 3,306          $ 1,386           $ 9,666
     Cost of sales to unaffiliated customers                 3,701             1,732            1,896             7,329
                                                          --------          --------         --------          --------
     Gross profit unaffiliated customers                   $ 1,273           $ 1,574         $   (510)          $ 2,337
                                                           ========          ========        =========          =======

Three months ended September 30, 1999                   North America         Europe            Asia             Total
-------------------------------------                   -------------         ------            ----             -----

     Sales to unaffiliated customers                       $ 2,287             $ 532            $ 819           $ 3,638
     Cost of sales to unaffiliated customers                 1,843               412              539             2,794
                                                          --------            ------           ------          --------
     Gross profit unaffiliated customers                  $    444             $ 120            $ 280          $    844
                                                          =========            ======           =====          ========


Three months ended September 30, 1998                   North America        Europe             Asia             Total
-------------------------------------                   -------------        ------             ----             -----

     Sales to unaffiliated customers                      $    939             $ 198            $ 468           $ 1,605
     Cost of sales to unaffiliated customers                 1,450               360              764             2,574
                                                          --------            ------           ------           -------
     Gross profit unaffiliated customers                   $  (511)            $(162)           $(296)            $(969)
                                                           ========            ======           =======           ======

         In table above "North America" includes all United States operations, and "Europe" includes subsidiaries in Germany and Israel.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9.  LEGAL MATTER

        On November 10, 1999, the Company pleaded guilty in U.S. District Court under the terms of a plea agreement between the Company and the U.S. Attorney's office, previously announced on September 13, 1999, concluding the investigation of the Company's export practices, originally disclosed by the Company in June 1998 (the "U.S. Customs Matter"). Subject to the final sentencing of the court, the Company has agreed to pay a $600 fine under the plea agreement. A reserve for such amount was recorded in 1998. The Company agreed to plead guilty to two counts of violating the Arms Control Act arising from its export to China of a defense article and defense services without the required export licenses, in or about November 1997 and January 1998. The investigation of the Company and its present employees by the U.S, Attorney's office has been completed, as previously announced on November 2, 1999.

        As a result of the Company's guilty plea on November 10, 1999, the Company's export license applications for munitions list products became subject to a denial policy under International Traffic in Arms Regulations
(ITAR). The denial policy can last up to three years, but may be suspended by the U.S. State Department after twelve months. The Company hopes to qualify for special exceptions to the denial policy on a case-by-case basis based upon its present internal policies, procedures and compliance with all applicable export laws. The restrictions do not apply to the Company's domestic sales, exports of non-munitions list products, or the Company's sales to the U.S. Government, including the military. The restrictions apply only to exports of the Company's munitions list products, which presently include only U.S. antenna measurement software.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

        Certain information contained in this Form 10-Q contains forward-looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or opinions. Such forward-looking statements, including those regarding resolution of export issues, the ability to obtain new contracts, future profitability and the ability to substitute products for pending orders, are subject to risks and uncertainties and may be affected by various factors, some of which may be unknown or indeterminable by the Company, which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission including its most recent Registration Statement on Form S-1, and in its most recent Annual Report on Form 10 K, as amended, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

RECENT DEVELOPMENTS

         On November 10, 1999, the Company pleaded guilty in U.S. District Court under the terms of a plea agreement between the Company and the U.S. Attorney's office, previously announced on September 13, 1999, concluding the investigation of the Company's export practices, originally disclosed by the Company in June 1998 (the "U.S. Customs Matter"). Subject to the final sentencing of the court, the Company has agreed to pay a $600,000 fine under the plea agreement. A reserve for such amount was recorded in 1998. The Company agreed to plead guilty to two counts of violating the Arms Control Act arising from its export to China of a defense article and defense services without the required export licenses, in or about November 1997 and January 1998. The investigation of the Company and its present employees by the U.S, Attorney's office has been completed, as previously announced on November 2, 1999.

         As a result of the Company's guilty plea on November 10, 1999, the Company's export license applications for munitions list products became subject to a denial policy under International Traffic in Arms Regulations
(ITAR). The denial policy can last up to three years, but may be suspended by the U.S. State Department after twelve months. The Company hopes to qualify for special exceptions to the denial policy on a case-by-case basis based upon its present internal policies, procedures and compliance with all applicable export laws. The restrictions do not apply to the Company's domestic sales, exports of non-munitions list products, or the Company's sales to the U.S. Government, including the military. The restrictions apply only to exports of the Company's munitions list products, which presently include only U.S. antenna measurement software.

RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

                                        THREE-MONTHS ENDED SEPTEMBER 30,              NINE-MONTHS ENDED SEPTEMBER 30
                                        --------------------------------              ------------------------------
                                              1999             1998                       1999             1998
                                              -----            ----                       -----            ----

Revenues                                      100.0%           100.0%                     100.0%           100.0%
Gross profit (loss)                            23.2            (60.4)                      14.5             24.2
General and
     administrative                            13.9             50.7                       19.3             19.3
Sales and marketing                            13.8             33.5                       15.6             15.4
Research and development                        8.2              4.2                        5.7              7.7
Other charges                                   0.0             28.8                        0.0              8.4
Operating loss                                (12.7)          (177.6)                     (26.1)           (26.6)
Loss before
  income tax benefit                           (8.9)          (168.6)                     (22.5)           (21.8)
Net loss                                       (7.4)          (109.6)                     (15.2)           (14.2)

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

         Revenues. Revenues for the three months ended September 30, 1999 were $3.6 million compared to $1.6 million for the three months ended September 30, 1998, an increase of approximately $2.0 million or 127%. Revenues from the aerospace/defense market showed a strong recovery, increasing approximately $1.8 million. In addition, revenues from the satellite and wireless markets increased approximately $135,000 and $78,000 respectively. Geographically, revenues from the U.S. increased $1.3 million, while European and Asian revenues increased $334,000 and $351,000, respectively. The sharp rise in quarterly revenues resulted from continued progress on large U.S. contracts and the completion of previously licensed foreign orders, along with an increased level of recent orders, which were recognized in the current period.

         The Company's export license applications for munitions list products are subject to a non-discretionary denial policy under ITAR as a result of the Company's guilty plea. Although the majority of the recent foreign orders involve non-ITAR regulated products, the non-discretionary denial policy could result in the cancellation of certain foreign ITAR regulated product orders. Alternate product solutions are being discussed with all affected customers. The Company experienced only a minor impact on current period revenues as a result of the denial action and those amounts were previously reserved for in the Company's 1998 financial statements.

         Cost of revenues. Cost of revenues for the three months ended September 30, 1999 were $2.8 million compared to $2.6 million for the three months ended September 30, 1998. Gross margins rose to 23.2% for the three months ended September 30, 1999 from a negative margin of 60.4% for the three months ended September 30, 1998. This increase is primarily due to the increased level of revenues in the current period along with reduced delays in completing foreign orders compared to delays in 1998.

         General and administrative expenses. General and administrative expenses for the three months ended September 30, 1999 were $507,000 compared to $813,000 for the three months ended September 30, 1998, a decrease of approximately $306,000 or 37.6%. As a percentage of revenues, general and administrative expenses decreased to 13.9% for the three months ended September 30, 1999 from 50.7% for the three months ended September 30, 1998. A charge of $200,000 relating to the collectability of receivables from sales in China, and increased legal expenses in the prior year accounted for the major portion of the decrease, along with across the board expense reductions in the current period.

         Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 1999 were $502,000 compared to $538,000 for the three months ended September 30, 1998, a decrease of approximately $36,000 or 6.7%. As a percentage of revenues, sales and marketing expenses were 13.8% for the three months ended September 30, 1999, a reduction from 33.5% for the three months ended September 30, 1998. The decrease relates to the streamlining of operations in the sales and customer service functions.

         Research and development expenses. Research and development expenses for the three months ended September 30, 1999 were $298,000 compared to $67,000 for the three months ended September 30, 1998, an increase of $231,000 or 345%. The increase was due to an increased level of development activity focused on both full systems design in the wireless and automotive markets and new software development in the U.S. and Europe.

         Other charges. Other charges for the three months ended September 30, 1999 were $0 compared to $463,000 for the three months ended September 30, 1998. The expense in the prior year represented costs associated with the proposed acquisition of RDL, Inc., which did not occur, expenses stemming from the Company's internal investigation over the U.S. Customs Matter and charges related to the Company's requirement to adopt revised export procedures in light of the then newly announced export classification of its products.

         Other income. Other income for the three months ended September 30, 1999 was approximately $141,000 compared to $144,000 for the three months ended September 30, 1998. This slight decrease reflects a reduction in the Company's cash balances available for investment, partially offset by foreign currency translation gains in the current period.

         Income taxes. Income tax benefit for the three months ended September 30, 1999 was $53,000 compared to $947,000 of benefit for the three months ended September 30, 1998, a decrease in benefit of $894,000. The Company's effective tax rate was adjusted to approximately 32% for the year-to-date period ended September 30, 1999 from 35% in the prior year period.

NINE MONTHS ENDED SEPTEMBER 30 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30 1998.

         Revenues. Revenues for the nine months ended September 30, 1999 were $9.3 million compared to $9.7 million for the nine months ended September 30, 1998, a decrease of approximately $403,000 or 4.2%. Although revenues from the aerospace/defense market increased approximately $1.3 million and the electromagnetic compatibility (EMC) and automotive markets increased approximately $537,000 and $57,000 respectively, revenues from the satellite market declined $1.5 million and wireless revenues declined approximately $834,000. Geographically, revenues from the U.S. and Asia increased approximately $1.1 million and $337,000, respectively, offset by a reduction of $1.9 million in Europe. The decrease in year-to-date revenues was due primarily to previously announced issues concerning the U.S. Customs Matter and export issues associated with the change in classification of the Company's antenna measurement systems to ITAR specifications, which did not impact revenues until the second and third quarter of 1998, respectively. The Company has however begun to experience increased revenues in the current quarter to levels commensurate with the period prior to these issues.

         Cost of revenues. Cost of revenues for the nine months ended September 30, 1999 were $7.9 million compared to $7.3 million for the nine months ended September 30, 1998. Gross margins fell to 14.5% for the nine months ended September 30, 1999 from 24.2% for the nine months ended September 30, 1998. This decrease is primarily due to lost margins on contracts, which resulted from delays and uncertainties on certain exports, occurring after the change in classification of the Company's antenna measurement systems to ITAR specifications. This change occurred in the third quarter of 1998 and has impacted results on many exports through the present period. In addition, the lower margins were also a result of lower overall 1999 year-to-date revenues versus 1998.

         General and administrative expenses. General and administrative expenses for the nine months ended September 30, 1999 were $1,788,000 compared to $1,869,000 for the nine months ended September 30, 1998, a decrease of approximately $81,000 or 4.3%. As a percentage of revenues, general and administrative expenses remained constant at 19.3% for the nine months ended September 30, 1999 and September 30, 1998.

         Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 1999 were $1,449,000 compared to $1,485,000 for the nine months ended September 30, 1998, a decrease of $36,000 or 2.4%. As a percentage of revenues, sales and marketing expenses were 15.6% for the nine months ended September 30, 1999, a slight increase from 15.4% for the nine months ended September 30, 1998.

         Research and development expenses. Research and development expenses for the nine months ended September 30, 1999 were $528,000 compared to $745,000 for the nine months ended September 30 1998, a decrease of $217,000 or 29.1%. However, the Company expects such expenses to increase in the remainder of fiscal 1999 as a result of several key development projects concerning wireless and automotive systems and software.

         Other charges. Other charges for the nine months ended September 30, 1999 were $0 compared to $808,000 for the nine months ended September 30, 1998. The expense in the prior year represented costs associated with the proposed acquisition of RDL, Inc., which did not occur, expenses stemming from the Company's internal investigation over the U.S. Customs Matter and charges related to the Company's requirement to adopt revised export procedures in light of the then newly announced export classification of its products.

          Other income. Other income for the nine months ended September 30, 1999 was approximately $341,000 compared to $462,000 for the nine months ended September 30, 1998. This decrease reflects a reduction in the Company's cash balances available for investment.

         Income taxes. Income tax benefit for the nine months ended September 30, 1999 was $669,000 compared to $738,000 of benefit for the nine months ended September 30, 1998, a decrease in benefit of $69,000. The Company's effective tax rate was adjusted to 32% as of September 30, 1999 versus 35% for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has satisfied its working capital requirements through cash flows from its operations. At September 30, 1999, the Note Payable to Parent of $2,722,000 represented a non-interest bearing promissory note owed by ORBIT/FR Engineering, Ltd., the Company's Israeli subsidiary ("Engineering") to Orbit-Alchut Technologies, Ltd., the majority shareholder of the Company ("Parent") for the transfer by Parent of working capital at the end of 1996. This note is due in December 1999.

         Net cash used in operating activities during the nine months ended September 30, 1999 amounted to $771,000 compared to $2,245,000 used in operations for the nine months ended September 30 1998. The most significant changes in net cash used in operating activities resulted from the change in the Company's billings versus costs on uncompleted contracts of $1,058,000 compared to the prior year period. The reduction in prepaid income taxes of $771,000 and increase in income taxes payable of $834,000 compared to the prior year period also provided operating cash, offset partially by an increase in accounts receivable of $1,509,000 compared to the prior year period.

         During 1999, the Company plans to incur capital expenditures of approximately $400,000, ($331,000 in 1998) a portion of which will be used to improve the Company's hardware and software tools, and by investing in information systems for the Company and its subsidiaries.

         The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the nine months ended September 30 1999, approximately 98% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

         The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

IMPACT OF YEAR 2000

         Previously the Company has used computer systems written using two digits rather than four to define the applicable year. As a result, those computer programs had time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could have caused a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company has assessed the year 2000 risks, and has modified or replaced portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter, and has determined that contingency plans are not necessary. In addition, key suppliers were surveyed to determine the extent to which the systems of such suppliers are year 2000 compliant, and the extent to which the Company could be affected by the failure of such third parties to be year 2000 compliant. At this time the estimated impact of the failure of such third parties to be year 2000 compliant is not considered to be a significant risk to the Company. In the normal course of business, the Company has contingency plans for disruption of business events and still intends to augment those plans with specific year 2000 considerations. The total year 2000 project cost incurred was less than $40,000 and included the purchase of software and hardware which has been both expensed and capitalized. The project has been deemed completed as of November 10, 1999. The Company believes that due to modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems.

         The Company believes that all of its products are year 2000 compliant. The last of its products, the FR959 Antenna & RCS Measurement System Software and its FR944 Digital Pattern Recorder Software were made year 2000 compliant in the quarter ended June 30, 1999.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On November 10, 1999, the Company pleaded guilty in U.S. District Court under the terms of a plea agreement between the Company and the U.S. Attorney's office, previously announced on September 13, 1999, concluding the investigation of the Company's export practices, originally disclosed by the Company in June 1998 (the "U.S. Customs Matter"). Subject to the final sentencing of the court, the Company has agreed to pay a $600,000 fine under the plea agreement. A reserve for such amount was recorded in 1998. The Company agreed to plead guilty to two counts of violating the Arms Control Act arising from its export to China of a defense article and defense services without the required export licenses, in or about November 1997 and January 1998. The investigation of the Company and its present employees by the U.S, Attorney's office has been completed, as previously announced on November 2, 1999.

        As a result of the Company's guilty plea on November 10, 1999, the Company's export license applications for munitions list products became subject to a denial policy under International Traffic in Arms Regulations
(ITAR). The denial policy can last up to three years, but may be suspended by the U.S. State Department after twelve months. The Company hopes to qualify for special exceptions to the denial policy on a case-by-case basis based upon its present internal policies, procedures and compliance with all applicable export laws. The restrictions do not apply to the Company's domestic sales, exports of non-munitions list products, or the Company's sales to the U.S. Government, including the military. The restrictions apply only to exports of the Company's munitions list products, which presently include only U.S. antenna measurement software.

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

         The Company used the net proceeds of the Offering ($14,108,000) for the following purposes:

Purchase of Advanced Electromagnetics Inc.                    $     602,000
Used for working capital purposes                                 4,434,000
Temporary Investments                                             9,072,000
                                                               ------------
Net Proceeds of the Offering                                    $14,108,000
                                                                ===========

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE.

ITEM 5. OTHER INFORMATION--NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a. EXHIBITS

             27   Financial Data Schedule

         b.  REPORTS ON FORM 8-K

                  On September 20, 1999, the Company filed a report on Form 8-K describing the plea agreement reached between the Company and the U.S. Attorney's Office to settle the investigation of the Company's export practices, originally disclosed by the Company in June 1998. The Company agreed to plead guilty to two counts of violating the Arms Control Act arising from its export to China of a defense article and defense services without the required export licenses, in or about November 1997 and January 1998.

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


                                                  ORBIT/FR, INC.
                                   --------------------------------------------
                                                    Registrant


Date:   November 15, 1999
                                            By:  /s/  Ze'ev Stein
                                   --------------------------------------------
                                   Acting President and Chief Executive Officer
                                       (Principal Executive Officer)

Date:   November 15, 1999
                                        By:  /s/  William A. Torzolini
                                   --------------------------------------------
                                            Chief Financial Officer
                                          (Principal Financial Officer)