Form 10-K
period 1999-12-31
ORBIT FR INC
filed 2000-03-29
CIK 1037115

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
 (MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

      Yes    /X/         No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . / /

      The aggregate market value of the voting stock held by non-affiliates of the Registrant is $17,437,536(1). As of March 22, 2000, 6,074,473 shares of common stock were outstanding.

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's common stock outstanding, reduced by the amount of the common stock held by the officers, directors and shareholders owning in excess of 10% of the Company's common stock, multiplied by the last reported sale price for the Company's common stock on March 22, 2000. The information provided shall in no way be construed as an admission that any officer, director, or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                     DOCUMENTS INCORPORATED BY REFERENCE
(Specific sections incorporated are identified under applicable items herein)

Certain portions of the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting are incorporated by reference in Part III of this Report. Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 333-25015) filed with the Commission on April 11, 1997, Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on May 19, 1997, and Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Commission on June 5, 1997 are incorporated by reference as Exhibits in Part IV of this Report.

                                ORBIT/FR, INC.

                                    INDEX

                                                                                PAGE NO.

PART I.

    Item 1.   Business............................................................   4

    Item 2    Properties..........................................................  16

    Item 3    Legal Proceedings...................................................  16

    Item 4    Submission of Matters to a Vote of Security Holders ................  16

    Item 4.1  Executive Officers and Key Employees................................  17

PART II.

    Item 5    Market for the Registrant's Common Equity and Related Stockholder
               Matters ..........................................................   18

    Item 6    Selected Financial Data.............................................  19

    Item 7    Management's Discussion and Analysis of Financial Condition and
               Results of Operations..............................................  19

    Item 8    Financial Statements and Supplementary Data.........................  26

    Item 9    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure...............................................  26

PART III

    Item 10   Directors and Executive Officers of the Registrant..................  26

    Item 11   Executive Compensation..............................................  26

    Item 12   Security Ownership of Certain Beneficial Owners and Management......  26

    Item 13   Certain Relationships and Related Transactions......................  26

PART IV

    Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....  27

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

GENERAL

      ORBIT/FR, Inc. ("ORBIT/FR" or the "Company") develops, markets and supports sophisticated automated microwave test and measurement systems for the wireless communications, satellite, automotive and aerospace/defense industries, and manufactures anechoic foam, a microwave absorbing material that is an external component of microwave test and measurement systems. Products such as cellular phones, satellites, radio transmitters, and global positioning system ("GPS") receivers depend on the reliable and efficient transmission and reception of microwave signals in order to communicate. By utilizing the Company's systems to measure the critical performance characteristics of microwave signals, wireless manufacturers and service providers within these industries can improve quality and time-to-market, lower the risk of failure and underperformance and reduce costs.

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

      The Company markets and sells its systems to customers in the United States and throughout the world. Within the Company's targeted industries, the Company's customers include manufacturers of wireless systems and products, such as Motorola, Nokia and Ericsson; manufacturers of systems and products that incorporate microwave technology, such as Lockheed Martin, BMW and Boeing; and telecommunications service providers that rely on microwave technology, such as AT&T, NTT and British Telecom. The Company's customers also include the United States government and several foreign governments.

      The Company's objective is to strengthen its position in automated microwave test and measurement systems while developing products and systems for a broader range of microwave applications. The principal elements of the Company's strategy to reach its objectives are: (i) offering comprehensive solutions to customers, (ii) maintaining its technological leadership, (iii) focusing on standard systems and proprietary off-the-shelf products, (iv) pursuing growth in international markets and (v) leveraging its technological expertise to expand into complementary markets.

      The Company's principal offices are located at 506 Prudential Road, Horsham, Pennsylvania 19044. Its telephone number is (215) 674-5100, its e-mail address is mail@orbitfr.com and its World Wide Web home page is located at www.orbitfr.com.

HISTORY

      The Company was incorporated in Delaware in December 1996. The Company is the holding company for Orbit Advanced Technologies, Inc., a Delaware corporation ("Technologies") and its wholly owned subsidiary, Flam & Russell, Inc., a Delaware corporation ("Flam & Russell"), Orbit F.R. Engineering, Ltd., an Israeli corporation ("Engineering"), Orbit F.R. Europe, GmbH a German corporation ("GmbH") and Advanced Electromagnetics, Inc. ("AEMI") a California corporation. The Company's parent, Orbit-Alchut Technologies, Ltd., is a publicly traded company in Israel which was founded in 1950 ("Alchut"). In addition to its ownership interest in the Company (approximately 60%), Alchut has ownership interests in companies operating in the avionics, tracking and telemetry markets.

      Technologies was incorporated in 1985 as a wholly-owned subsidiary of Alchut to provide sales and customer support for Alchut's products in the United States, including positioning subsystems. In 1991, Technologies began to focus on the development and design of its own proprietary microwave test and measurement products and systems. In 1994, Technologies recognized the potential for providing customers with fully integrated microwave test and measurement solutions and began incorporating Technologies' software technology with hardware from third-party manufacturers, including Alchut. Technologies continues to subcontract certain production services to Alchut through Engineering but retains the right to select any other production subcontractor.

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

      On August 5, 1998, the Department of State determined that the Company's AL-2000 antenna measurement systems and software and the AL-8098 radome measurement systems were licensable commodities within the Department of State's jurisdiction. Throughout 1999 exports of these systems required licensing from the State Department.

      On September 13, 1999, the Company announced that it had reached a Plea Agreement with the U.S. Attorney's Office to settle the investigation of the Company's export practices, originally disclosed by the Company in June 1998. The Company agreed to plead guilty to two counts of violating the Arms Control Act arising from its export to China of a defense article and defense services without the required export licenses, in or about November 1997 and January 1998. Additionally, the Company agreed to pay a $600,000 fine. On November 10, 1999, the Company announced that the U.S. District Court accepted its guilty plea pursuant to the Plea Agreement with the U.S. Attorney's Office disclosed by the Company on September 13, 1999.

      On November 2, 1999, the Company announced that pursuant to Section 38(g)(4) of the Arms Export Control Act, its export license applications for munitions list products were subject to a non-discretionary denial policy under the International Traffic in Arms Regulations (ITAR) upon entry in court of a plea agreement as previously announced on September 13, 1999. This denial policy could last up to three years, but may be suspended by the State Department after twelve months. The Company hopes to qualify for special exceptions to the denial policy on a case-by-case basis based upon its present internal policies, procedures and compliance with all applicable export law.

      On March 2, 2000, the Company announced that the U.S. District Court granted final approval of the agreed upon fine of $600,000 as previously announced on September 13, 1999 for the U.S. Customs investigation, and the fine was paid. The Court did not impose any probation on the Company. All proceedings related to the criminal matter were now concluded.

      On March 2, 2000, the Company announced an agreement of non-debarment with the U.S. Government. The Company entered into an agreement with the Department of the Navy on behalf of the Department of Defense, which allows the Federal Government to continue to procure from the Company. The agreement put to rest any threat of debarment from Federal contracting as a consequence of the previously announced guilty plea, related to the Company's past export practices.

       On March 6, 2000, the Company announced that it had received notification, effective March 1, 2000 from the U.S. State Department that the Commodity Jurisdiction request submitted by the Company in 1998 had been approved. The approval removes the vast majority of the Company's basic Antenna Measurement Software products and systems from the U.S. Munitions List. These products now fall under the jurisdiction of the Commerce Department and therefore would not be subject to the State Department's non-discretionary policy of denying license applications which the Company announced on November 2, 1999. The Radar Cross Section ("RCS") and Radome systems remain on the U.S. State Department's Munitions list.


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

      To ensure that satellite-based communications systems are effective and reliable, it is essential that both satellites and "earth stations" transmit and receive microwave signals accurately. The accuracy requirements for these satellite systems are critical and failure to detect a design error could result in a satellite's "footprint" not covering its intended geographic area. Satellite manufacturers cannot afford to make this kind of error since the cost to manufacture, launch and insure a satellite can reach approximately $200 million. Accordingly, sophisticated microwave test and measurement systems are critical to satellite and earth station manufacturers, as well as their subcontractors and sub-assembly manufacturers, to ensure that their products work properly.

      AUTOMOTIVE. The world's major manufacturers of automobiles and automotive sub-assemblies, driven by competitive pressures, are designing new generations of "smart" cars and trucks. These vehicles incorporate the latest communications and safety devices including cellular/PCS, GPS-based direction-finding, data transfer, digital TV and collision-avoidance systems. Each of these features requires a specialized, highly-accurate microwave transmission and reception system. To ensure the performance of these various systems and to assess how they are impacted by the electromagnetic properties of the car itself, automotive manufacturers must test the car and these devices as a unit using a microwave test and measurement system designed for automotive applications.

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

      MAINTAINING TECHNOLOGICAL LEADERSHIP. The Company believes that it has sophisticated and diversified technological capabilities and intends to strengthen its technologies by continuously designing and developing new software releases and hardware upgrades which offer greater performance and higher precision.

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

      PURSUING GROWTH IN INTERNATIONAL MARKETS. Approximately 36% of the Company's revenues during 1999 were derived from international customers. The Company believes that the growth of the international microwave test and measurement marketplace over the next several years will be due in large part to worldwide economic development, governmental policies aimed at improving the communications infrastructure in developing countries and the increasing globalization of commerce. The Company is devoting significant efforts to increasing its share of the international market for microwave test and measurement systems by strengthening and expanding its sales network through the establishment of foreign sales and customer service centers and the appointment of additional international sales representatives. In addition, the Company believes it has a competitive advantage due to the duty-free status of its products manufactured in Israel and sold into the European Union. As fully detailed under History on page 6, the Company recently received notice that the State Department approved its Commodity Jurisdiction request submitted in 1998. The approval removes the vast majority of the Company's basic antenna measurement software products and systems from the U.S. Munitions List. These products would not be subject to the State Department's non-discretionary policy of denying license applications for exports announced on November 2, 1999. As a result, the Company believes that future growth in international markets should improve due to this recent action.

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

      EMC Testing. EMC testing addresses the unintentional interaction between electronic products due to their electromagnetic radiation. Since this radiation may adversely affect the operation of electronic equipment, FCC guidelines in the United States, EMC and Low-Voltage directives in the European Union and EMC guidelines in most other foreign countries regulate the level of electromagnetic radiation emitted from these products and require manufacturers of electronic products to perform EMC testing. The EMC testing industry has grown rapidly over the past few years as a result of the proliferation of electronic devices and the resultant transition from voluntary regulatory "guidelines" to mandatory "directives." The Company has identified certain test and measurement needs within the overall EMC marketplace that require capabilities similar to those which the Company has developed in the microwave test and measurement field. The Company believes that its large customer base among electronic equipment manufacturers would give it an advantage in this marketplace.

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

      RCS Systems. The Company's Radar Cross Section ("RCS") measurement systems transmit microwave signals towards a passive target and then measure the energy reflected back towards the transmit source. In an RCS system, the passive target is typically a model or full scale aircraft or missile that is mounted on a special "low-RCS" testing pylon capable of rotating the target. Data collected at various rotation angles and frequencies can be processed to form an electromagnetic "image" of the target. This type of information enables the design engineer to assess more accurately the detailed radar signature of the target. The Company believes that it is a market leader in this field. Recent restrictions preclude the Company from obtaining a State Department license for exporting these systems outside the United States for a period of three years pursuant to the Company's guilty plea announced on November 2, 1999. This product remains on the U.S. State Department's Munitions list.

      Radome Systems. A radome is a dome-shaped casing that is placed on the leading edge of an aircraft or missile to protect the radar and direction-finding equipment. A radome is typically manufactured using fiberglass or other materials that are designed to be "transparent" to microwave signals. Testing is performed periodically to ensure that microwave signals are not degraded or deflected as they pass through the radome. The Company's systems are designed to measure radome performance by analyzing the path of microwave signals as they pass through the radome and then comparing it to the propagation path when the radome is not present. Radome systems use far-field measurement methods but rely on high positioning accuracy normally required by near-field systems. Recent restrictions preclude the Company from obtaining a State Department license for exporting these systems outside the United States for a period of three years pursuant to the Company's guilty plea announced on November 2, 1999. This product remains on the U.S. State Department's Munitions list.


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

      Positioners. A positioner is the item upon which the device under test is placed while it is being tested. The Company's positioners are rugged, yet highly precise devices that adjust themselves in accordance with the positioning instructions received from the measurement software. Special circuitry and mechanical design features built into the positioner enable the data acquired from the antenna under test to travel efficiently through the positioner to the computer to be analyzed. The Company's simple positioners rotate around a single axis, while the Company's more elaborate positioners incorporate up to three axes. An automated microwave test and measurement system requires one or more positioners. The Company offers over 200 different positioner models and believes that its positioners are among the most accurate.

      Positioner Controllers and Power Control Units. The Company manufactures positioner controllers and power control units ("PCUs") as well as models that combine these two products into one component. Working together, the positioner controller and the PCU act as the "translators" between the microwave software and the positioner. The positioner controller receives digital instructions from the microwave software and translates them into analog signals understood by the PCU. These analog signals are then amplified by the PCU to provide precisely calibrated DC power to the positioner's electric motors, which then operate at a user-defined speed to move the antenna or device under test through the desired positions. The Company offers four positioner controller models, two PCU models and four models that combine both positioner controller and PCU.

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

SALES AND MARKETING

      The Company markets and sells its products in the United States through direct regional sales managers and through independent sales representatives that target specific geographic and strategic markets. Internationally, the Company has established sales and customer service centers in Israel and Germany and has representatives for sales, marketing and customer support throughout Europe and Asia.

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

CUSTOMER SUPPORT

      The Company is committed to providing customer satisfaction through superior service and support of its products. As part of that commitment, ORBIT/FR has recently introduced the "Customer Service Response Center" ("CSRC"). The CSRC handles warranty support, field service, technical support, training, service contracts, spare parts and user documentation. Through a trained customer service representative and a direct phone number (1-800-ORBIT59) the Company is positioned to provide solutions upon notification. ORBIT/FR's customer service capabilities are achieved by providing comprehensive training through offices located in the U.S., Europe and Israel.

CUSTOMERS

      The Company has installations with customers in the wireless communications, satellite, automotive and aerospace/defense industries. Representative customers that have purchased systems from the Company include:

    Wireless Communications...      Alcatel, Andrew, AT&T, Bell Atlantic, Bosch
                                    Telecom, British Telecom, Celwave, Daewoo,
                                    Ericsson, GTE, IBM, ITT, Korea Mobile
                                    Telecom, Lucent Technologies, Motorola, NEC,
                                    Nokia, Northern Telecom, NTT, Qualcomm, RCA,
                                    SiemensPlessey and Telebras.

    Satellite ................      DASA, Elenia Spazio, Harris, Lockheed
                                    Martin, Space Systems/Loral, Raytheon and
                                    TRW.

    Automotive. ..............      BMW, Ford, Mitsubishi, SAAB, Samsung and
                                    Toyota.

    Aerospace/Defense ........      Aerospatiale, Ball Aerospace, Boeing,
                                    British Aerospace, Dassault, General
                                    Electric, Israel Aircraft Industry, ITT
                                    Avionics, Lockheed Martin/Loral, Mitsubishi
                                    Heavy Industries, NASA, Northrop-Grumman,
                                    Pratt & Whitney, Racal Avionics, Raytheon
                                    E-Systems, Rockwell International, SAAB
                                    Missiles, SPAR Aerospace, Texas Instruments,
                                    Tracor/AEL and the United States Air Force,
                                    Army and Navy.

      The Company's customers are located in the Americas (the United States, Canada, Brazil and Argentina), Europe (the United Kingdom, France, Germany, Italy, Holland, Spain, Austria, Denmark, Poland, Finland, Norway, Sweden, Switzerland and Portugal) and throughout the rest of the world (Japan, Korea, Thailand, Taiwan, Singapore, Indonesia, Israel, Australia and South Africa). See
Note 8 of the Notes to Consolidated Financial Statements of the Company for a discussion of the geographic concentration of the Company's revenues.

PRODUCTION AND SUPPLIERS

      The Company's engineers, based in the United States, Germany and Israel, are responsible for product design and development and for overseeing the production of the Company's products. While the Company maintains a production facility in Horsham, PA, most of the production of the Company's products is performed by subcontractors. Alchut is currently the Company's principal subcontractor for electro-mechanical production, primarily in connection with the manufacturing of positioners. The Company believes that Alchut currently offers the best available combination of quality, reliability and price. By giving three months notice, the Company has the right to select any other subcontractor.

      While the Company produces most of the component parts for its microwave test and measurement systems, it purchases certain components from outside vendors for turnkey microwave test and measurement systems, including personal computers, shielded enclosures and microwave absorbers. The acquisition of AEMI has enabled the Company to add microwave absorbers to its product line.

BACKLOG

      At December 31, 1999 and 1998, the Company's backlog was approximately $6.6 million and $4.4 million, respectively. The Company includes in backlog only those orders for which it has received and accepted a completed purchase order. Such orders are generally subject to cancellation by the customer with payment of a specified charge. The delivery lead time on the Company's products and systems generally averages approximately three months, but can be as short as a few days and as long as 12 months or more. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential shipment delays, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

RESEARCH AND DEVELOPMENT

      The Company believes that its future success depends on its ability to adapt to rapidly changing technological circumstances within the industries it serves and to continue to meet the needs of its customers. Accordingly, the timely development and introduction of new products is essential to maintain the Company's competitive position. The Company develops all of its products in-house and currently has a research and development staff which includes five engineers. A significant portion of the Company's research and development efforts has been conducted in direct response to the specific requirements of customers' orders, and, accordingly, such amounts are included in the cost of sales when incurred and the related funding is included in net revenues at such time. Research and Development expenses of the Company for fiscal years ended December 31, 1999, 1998 and 1997 were $750,000, $890,000 and $1,228,000 respectively.

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

EMPLOYEES

      As of December 31, 1999, the Company had a total of 79 employees, including 8 in software and research and development, 26 in engineering and program management, 16 in sales, marketing and customer support services, 15 in production and 14 in administration. Thirty three employees are located at the Company's headquarters in Horsham, Pennsylvania, 21 are located in California, 14 are located in Israel, and 11 are located in Germany. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

      The Company occupies approximately 20,000 square feet of space at its headquarters in Horsham, Pennsylvania under a lease expiring in October 2003. The current annual base rent is approximately $215,000. The Company also maintains sales, engineering, technical support and program management facilities in Israel and Germany, and its manufacturing facilities in Santee, California. The Company's current aggregate annual rental expenses for these additional facilities are approximately $138,000.

ITEM 3. LEGAL PROCEEDINGS

      During June 1998 the Company reported it was subject to a pending investigation by the U.S. Customs Service related to its past export practices. On November 10, 1999 the Company reported that the U.S. District Court accepted its guilty plea pursuant to a plea agreement (the "Plea Agreement") with the U.S. Attorney's Office reached in September 1999. The Company pleaded guilty to two counts of violating the Arms Control Act arising form its export to China of a defense article and defense services without the required export licenses, in or about November 1997 and January 1998. On March 2, 2000, the Company reported that the U.S. District Court granted final approval of the agreed upon fine of $600,000 under the Plea Agreement and the fine was paid. The Court did not impose any probation on the Company.

      On November 2, 1999, the Company announced that pursuant to Section 38(g)(4) of the Arms Export Control Act, its export license applications for Munitions List products were subject to a non-discretionary denial policy under the International Traffic in Arms Regulations (ITAR) as a result of the Plea Agreement. This denial policy could last up to three years, but may be suspended by the State Department after twelve months. As a result of the U.S. State Department's approval of the Company's Commodity Jurisdiction, announced by the Company on March 5, 2000, the vast majority of the Company's products are not subject to the State Department's non-discretionary policy of denying license applications.

      The Company is not currently subject to any additional material legal proceedings and is not aware of any other threatened litigation unasserted claims or assessments that could have a material adverse effect on the Company's business, operating results, or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 4.1 EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table sets forth certain information regarding the Company's executive officers, and certain key employees, who are not directors.

      NAME                          AGE                           POSITION
      ----                          ---                           --------
     Ze'ev Stein                    47    Chairman, Acting Chief Executive Officer
     William A. Torzolini           39    VP Finance, Chief Financial Officer
     Michael J. Hart, Sr.           47    VP EMC Division
     Thomas J. Burke                39    VP Sales and Customer Service
     John Aubin                     46    VP Measurement Systems
     Moshe Pinkasy                  49    Chief Operating Officer, Engineering,
     Marcel Boumans                 42    Managing Director, GmbH
     Gabriel Sanchez                48    President, AEMI
     Jeff Polan                     48    VP Research and Development, Chief
                                          Technology Officer
     David S. Bernstein             53    Executive Vice President, Chief
                                          Operating Officer

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

      Thomas J. Burke has served as Vice President of Sales and Customer Service for the Company since September 1998. Effective January 1, 2000 Mr. Burke is responsible for sales and customer support for the U.S. market. From 1996 through 1998, Mr. Burke was employed as the Director - Worldwide Sales and Customer Service for Robotic Vision Systems Inc. From 1993 through 1996, Mr. Burke served in various capacities at Kulicke & Soffa Industries, Inc.

      John Aubin has served as Vice President of Measurement Systems since June 1996. From 1991 to 1996, Mr. Aubin was Vice President in charge of the Antenna Measurement Business Area for Flam & Russell.

      Moshe Pinkasy has served as the Chief Executive Officer of Engineering since January 1997. From February 1996 to December 1996, Mr. Pinkasy was Alchut's Manager of the Microwave Test and Measurement Business in Israel. From 1992 to 1996, Mr. Pinkasy served, in various capacities, as the Mechanical Engineering Department Manager for Alchut.

      Marcel Boumans has served as the Managing Director of the GmbH since March 1997. Effective January 1, 2000 Mr. Pinkasy is responsible for sales and customer support for Europe. From June 1995 to March 1997, Mr. Boumans was a Systems Design Engineer for Dornier Satelliten Systeme GmbH, the satellite systems subsidiary of Daimler-Benz Aerospace. From 1990 to 1995, Mr. Boumans was a

Systems Design Engineer for Dornier GmbH, the communications and defense subsidiary of Daimler-Benz Aerospace.

      Gabriel Sanchez has served as President of AEMI since its establishment in March of 1980. Prior to that period, Mr. Sanchez worked for Plessy Microwave and Emerson and Cumming.

      Jeffery S. Polan has served as the Company's Vice President, Research and Development, and Chief Technology Officer since March 1999. During 1998 Mr. Polan served as Vice President of Engineering at Aydin Telemetry. From 1996 to 1998 Mr. Polan served as Vice President Engineering at InterDigital Communications Corporation. From 1989 to 1996 Mr. Polan was President of Program Digital Systems Inc.

      David S. Bernstein has served with the Company since March 1999. From 1997 to 1998 Mr. Bernstein served as Vice President of Operations at Aydin Telemetry. From 1995 to 1997 Mr. Bernstein served as VP Operations at Solid State Devices, Inc. From 1991 to 1995 Mr. Bernstein served as Vice President and General Manager of Microtran.


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

                                                1999              1998
                                                ----              ----
YEAR ENDED DECEMBER 31,                    HIGH      LOW       HIGH       LOW
-----------------------                    ----      ---       ----       ---
   First Quarter                         $  3       $1 5/8    $ 18      $10 1/4

   Second Quarter                        $3 15/16   $1 9/16   $15 1/4   $ 5

   Third Quarter                         $ 2 7/8    $1 1/8    $ 8 5/8   $ 2

   Fourth Quarter                        $ 5        $ 2       $5 5/8    $1 1/4


      On March 13, 2000, there were 31 holders of record of Common Stock. Based on information received by the Company from its stock transfer agent, the Company believes that there are approximately 2,000 beneficial owners of its common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data:
(amounts in thousands, except per share data)

                                                            Fiscal Year Ended December 31,
                                        -------------------------------------------------------------------
                                            1999            1998          1997          1996          1995
                                        -------------------------------------------------------------------
Revenues                                $ 12,923         $11,913        $22,055        10,404       $8,299
Cost of revenues                          11,242          10,563         13,227         6,450        5,446
                                        --------          ------        -------        ------       ------
Gross profit                               1,681           1,350          8,828         3,954        2,853
General and administrative                 2,512           2,747          1,552         1,315          864
Sales and marketing                        2,073           1,870          1,527           791          994
Research and development                     750             890          1,228           581          239
Other charges                               --             2,300           --            --           --
                                        --------          ------        -------        ------       ------
Operating income (loss)                   (3,654)         (6,457)         4,521         1,267          756
Other income                                 427             653            379             3           38
                                        --------          ------        -------        ------       ------

Income (loss) before income taxes         (3,227)         (5,804)         4,900         1,270          794
Income tax expense (benefit)                 183          (1,673)         1,774           439          301
                                        --------          ------        -------        ------       ------

Net income (loss)                       $ (3,410)       $ (4,131)       $ 3,126       $   831       $  493
                                        ========        ========        =======       =======       ======
Basic earnings (loss) per share         $  (0.57)       $   (.68)       $  0.61       $  0.21       $ 0.12
                                        ========        ========        =======       =======       ======

Diluted earnings (loss) per share       $  (0.57)       $   (.68)       $  0.60       $  0.21       $ 0.12
                                        ========        ========        =======       =======       ======



Consolidated Balance Sheet Data:
(amounts in thousands)                                              December 31,
                                        --------------------------------------------------------------
                                          1999          1998           1997         1996         1995
                                         -------       -------       -------       ------       ------
Working capital                          $ 9,674       $12,964       $19,635       $3,270       $3,875
Total assets                              17,768        23,005        28,654        9,903        6,799
Total long term debt                        --            --           2,957        2,722        3,220
Stockholder's equity                      11,937        15,402        19,093        1,859        1,028


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

      Revenues. Revenues for the year ended December 31, 1999 were $12.9 million compared to $11.9 million for the year ended December 31, 1998, an increase of approximately $1.0 million or 8%. Approximately $2.4 million of the net increase was attributable to the aerospace/defense market which experienced an increase in U.S. Government contracts. The EMC market experienced a $0.7 million, increase, while satellite, and automotive revenues decreased $1.8 million, and $0.3 million, respectively. Revenues from the U.S. increased approximately $2.2 million while European revenues, affected by export restrictions decreased approximately $1.2 million.

      Cost of revenues. Cost of revenues for the year ended December 31, 1999 were $11.2 million compared to $10.6 million for the year ended December 31, 1998, an increase of approximately $0.6 million or 6%. Gross margins increased to 13.0% for the year ended December 31, 1999 from 11.3% for the year ended December 31, 1998, due mainly to the increased level of revenue.

      General and administrative expenses. General and administrative expenses for the year ended December 31, 1999 were $2.5 million compared to $2.7 million for the year ended December 31, 1998, a decrease of approximately $0.2 million or 8.0%. As a percentage of revenues, general and administrative expenses decreased from 23.1% for the year ended December 31, 1998 to 19.4% for the year ended December 31, 1999. The decrease was primarily due to reduced legal and bad debt expenses.

      Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 1999 were $2.1 million compared to $1.9 million for the year ended December 31, 1998, an increase of approximately $0.2 million or 11%. As a percentage of revenues, sales and marketing expenses were 16.0% for the year ended December 31, 1999, an increase from 15.7% for the year ended December 31, 1998. The increase stems primarily from the Company's increased sales volume and activity.

      Research and development expenses. Research and development expenses for the year ended December 31, 1999 were $750 thousand compared to $890 thousand for the year ended December 31, 1998, a decrease of $140 thousand or 15.7% due mainly to reduced customer funded R&D projects.

      Other charges. Other charges for the year ended December 31, 1998 were approximately $2.3 million compared to no expenses incurred during the year ended December 31, 1999. This 1998 expense represented costs associated with the acquisition of RDL, Inc. which did not occur, expenses stemming from the Company's internal investigation over the U.S. Customs matter including an estimate to settle the case with the U.S. Attorney, including related legal charges and charges related to the Company's requirement to adopt revised export procedures in light of the new export classification of its products. The Company's reserve recorded on December 31, 1998 covered all related 1999 expenditures.

      Income taxes. Income tax expense for the year ended December 31, 1999 was $183 thousand compared to a benefit of $1.7 million for the year ended December 31, 1998. A decrease of $1.9 million. This decrease was principally due to the increase in the valuation allowance recorded against the deferred tax asset of approximately $1.2 million. The valuation allowance increased as a result of the Company reporting negative operating income, and due to the uncertainty with regard to the Company's ability to generate sufficient taxable income in future periods to realize all of the deferred tax asset.

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

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has satisfied its working capital requirements through cash flows from its operations. Reductions in revenues and increased costs associated with the recently completed investigation into the Company's past export practices and the related commodities jurisdiction, have reversed this trend and caused negative cash flows from operations for the past two years. On December 31, 1999, the Note Payable to Parent of $2,722,000 was paid. It represented a non-interest bearing promissory note owed by ORBIT/FR Engineering, Ltd., the Company's Israeli subsidiary, to Orbit-Alchut Technologies, Ltd., the majority shareholder of the Company for the transfer by Alchut of working capital at the end of 1996.

      The Company experienced several significant changes in net cash provided by or used in operations. The Company recorded a $3.4 million net loss during the year ended December 31, 1999 compared to a $4.1 million net loss during the year ended December 31, 1998. In addition, the Company recorded a deferred income tax expense of $986 thousand for the year ended December 31, 1999 compared to a $1.9 million deferred income tax benefit for the year ended December 31, 1998. Accounts receivable used $526,000 in operating cash during the year ended December 31, 1999 compared to $2.2 million provided during the year ended December 31, 1998. The Company used no operating cash for income taxes payable during the year ended December 31, 1999, while income taxes payable provided $719,000 of operating cash during the year ended December 31, 1998. Billings in excess of costs and estimated earnings on uncompleted contracts provided $734,000 of operating cash during the year ended December 31, 1999 compared to $11,000 provided during the year ended December 31, 1998.

      Net cash used in investing activities decreased to $431,000 for the year ended December 31, 1999 from $583,000 for the year ended December 31, 1998 due mainly to the investment in purchased software and net assets through businesses acquired net of cash acquired in 1998 and partially offset by the increase in purchases of property, plant and equipment.

      Net cash used in financing activities in 1999 amounted to approximately $2.8 million, compared to $162,000 used in the year ended December 31, 1998. This increase is principally due to the Company's repayment of its note payable
- Parent on December 31, 1999.

      During 1999, the Company incurred capital expenditures of approximately $431,000, a portion of which was used to improve the Company's hardware and software tools, and by its initial investment in information systems for the Company and its subsidiaries. In 1999, the Company plans to invest funds on the implementation of strategic systems.

      The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the year ended December 31, 1999, approximately 2% of the Company's revenues was billed in currencies other than U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to Alchut, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's foreign subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

      The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

IMPACT OF YEAR 2000

      In prior years, the Company discussed the nature and progress of its plan to become Year 2000 ready. In late 1999 the Company completed its remediation and testing of its systems. As a result of those planning and implementation efforts the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed less than $10,000 in connections with this effort. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products or services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998 the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivatives and Hedging Activities (SFAS 133), which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 137 deferred the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000. Because the Company has never used or currently intends to use derivatives, management does not anticipate that adoption of this new standard will have a significant impact on the results of operations or the financial position of the Company.

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

      DEPENDENCE ON ALCHUT; OPERATIONS IN ISRAEL. The Company maintains and will continue to maintain a number of relationships with Alchut, the major stockholder of the Company. Alchut is the Company's principal subcontractor for electro-mechanical production, primarily in connection with the production of positioners. In addition, Alchut provides general and administrative services for the Company's operations in Israel. Effective January 1, 2000, the Company and Alchut entered into an agreement under which Alchut will continue to provide these services for at least one year. Alchut maintains its production operations, and the Company maintains part of its engineering operations, in

Israel. As a result, the Company may be directly influenced by the political, economic and military conditions affecting Israel.

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

      RISKS ASSOCIATED WITH INTERNATIONAL SALES. In 1999, international sales comprised approximately 36% of the Company's total sales, and the Company expects its international business to continue to account for a material part of its revenues. International sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. The recent non discretionary three year denial policy for Munitions List items stemming from the U.S. Customs Plea agreement, further restricts future exports. This action was materially limited, when on March 5, 2000, the State Department notified the Company that it's Commodities Jurisdiction request submitted in 1998 was approved. The approval removes the vast majority of the Company's antenna measurement software products and systems from the U.S Munitions List. These products now fall under the jurisdiction of the Commerce Department and therefore would not be subject to the State department's non discretionary policy of denying license applications. Although the export process will become much more efficient under Commerce regulations effective March 1, 2000, there can be no assurance that the Company will be able to continue to compete successfully in international markets or that its international sales will be profitable. Approximately 98% of the Company's sales in 1999 were denominated in U.S. dollars. Accordingly, the Company believes that it does not have significant exposure to fluctuations in currency. However, fluctuations in currency could adversely affect the Company's customers.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

      None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated by reference from the Company's 2000 Proxy Statement to be filed pursuant to General Instruction G(3) to the Form 10-K, except information concerning Certain Executive Officers and Key Employees which is set forth in
Item 4.1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

      Incorporated by reference from the Company's 2000 Proxy Statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

ITEM 12.  SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated by reference from the Company's 2000 Proxy Statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference from the Company's 2000 Proxy Statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS FORM 8-K

      (a)(1)  Financial Statements

                  Independent Auditors Report

                  Consolidated Balance Sheets at December 31, 1999 and 1998

                  Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997

                  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

                  Notes to Consolidated Financial Statements

       (a)(2)  Financial Statement Schedule filed as part of this report.

                  II  Valuation and Qualifying Accounts

                  The financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included have been omitted because they are not applicable as the required information is shown in the consolidated financial statements. (electronic filing only.)

      (a)(3)  Exhibits

                  The exhibits filed as part of this report are listed under exhibits as subsection (c) of this Item 14

      (b)    Current Reports on Form 8-K

                  No report on form 8-K was filed on behalf of the Registrant during the last quarter of the period covered by this report

                  The following reports on Form 8-K were filed on behalf of the Company subsequent to the period covered by this report.

                  On March 10, 2000 the Company filed a report on Form 8-K to announce an agreement of non-debarment with the U.S. Government, allowing the Federal Government to continue to procure from the Company.

                  On March 10, 2000 the Company filed a report on Form 8-K to announce that the U.S. District Court granted final approval of the agreed upon fine of $600,000 as previously announced on September 13, 1999 for the U.S. Customs investigation. The Court did not impose any probation on the Company.

                  On March 10, 2000 the Company filed a report on Form 8-K that it had received notification, effective March 1, 2000 from the U.S. State Department that the Commodity Jurisdiction request submitted by the Company in 1998 was approved. The approval removes the vast majority of the Company's basic Antenna

                  Measurement Software products and systems from the U.S. Munitions List. These products now fall under the jurisdiction of the Commerce Department and therefore would not be subject to the State Department's non-discretionary policy of denying license applications, which the company announced on November 2, 1999.

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

              10.1 Employment Agreement dated February 15, 1997 by and between the Company and Aryeh Trabelsi. (1)

              10.2 Employment Agreement dated January 1, 1997 by and between the Company and Moshe Pinkasy. (1)

              10.3       1997 Equity Incentive Plan. (1)

              10.4 Services Agreement dated January 1, 1997 by and among Orbit-Alchut Technologies, Ltd., Orbit F.R. Engineering, Ltd. and the Company. (1)

              10.5 ORBIT/FR Inc. non-debarment agreement dated February 15, 2000 (electronic filing only.)

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


                                                           ORBIT/FR, INC


Date: March 29, 2000                                  /s/ Ze'ev Stein
                                                      ------------------
                               Ze'ev Stein, Acting
President and
                                                      Chief Executive Officer
                              Chairman of the Board

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

      Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 29th day of March, 2000.



Name                                Title

/s/ Ze'ev Stein                         Chairman of the Board, Acting Chief
------------------------                Executive Officer (principal executive
Ze'ev Stein                             officer)

/s/ William A. Torzolini                Vice President Finance, Chief
------------------------                Financial Officer (principal accounting
William A. Torzolini                    and financial officer)

/s/ Shimon Alon                         Director
------------------------
Shimon Alon

/s/ Uri Jenach                          Director
------------------------
Uri Jenach

                        Report of Independent Auditors


Stockholders and Board of Directors
ORBIT/FR, Inc.

We have audited the accompanying consolidated balance sheets of ORBIT/FR, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ORBIT/FR, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                      /s/  Ernst & Young  LLP

Philadelphia, Pennsylvania
March 8, 2000

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    December 31,
                                                               1999            1998
                                                             --------        --------
                    ASSETS
Current assets:
  Cash and cash equivalents                                  $  7,353        $ 10,751
  Accounts receivable, less allowance of $244 and $491
    in 1999 and 1998, respectively                              3,190           3,716
  Inventory                                                     2,001           2,160
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                    1,140           1,777
  Deferred income taxes                                           651           1,676
  Income tax refund receivable                                    744             225
  Other                                                           426             262
                                                             --------        --------
  Total current assets                                         15,505          20,567

Property and equipment, net                                     1,093           1,086
Cost in excess of net assets acquired, less
  accumulated amortization of $116 and $68 in 1999
  and 1998, respectively                                          864             912
Purchased software, less accumulated amortization
  of $293 and $193 in 1999 and 1998, respectively                 206             306
Other                                                             100             134
                                                             --------        --------

    Total assets                                             $ 17,768        $ 23,005
                                                             ========        ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $  1,726        $  1,050
  Accounts payable--Parent                                        364             681
  Accrued expenses                                              2,680           2,784
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                      930             196
  Note payable to Parent                                         --             2,722
  Deferred income taxes                                           131             170
                                                             --------        --------
   Total current liabilities                                    5,831           7,603

Stockholders' equity:
  Preferred stock: $.01 par value:
    Authorized shares--2,000,000
    Issued and outstanding shares--none                          --              --
  Common stock: $.01 par value:
    Authorized shares--10,000,000
    Issued --6,072,973 in 1999 and 1998                            61              61
  Additional paid-in capital                                   15,139          15,139
  Retained earnings (accumulated deficit)                      (3,046)            364
  Treasury stock--62,200 and 41,800 shares
      in 1999 and 1998, respectively                             (217)           (162)
                                                             --------        --------
    Total stockholders' equity                                 11,937          15,402
                                                             --------        --------

    Total liabilities and stockholders' equity               $ 17,768        $ 23,005
                                                             ========        ========


                             See accompanying notes.

                                 ORBIT/FR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 YEAR ENDED DECEMBER 31,
                                        ----------------------------------------

                                          1999            1998            1997
                                        --------        --------        -------
Contract revenues                       $ 12,923        $ 11,913        $22,055
Cost of revenues                          11,242          10,563         13,227
                                        --------        --------        -------
Gross profit                               1,681           1,350          8,828

Operating expenses:

  General and administrative               2,512           2,747          1,552
  Sales and marketing                      2,073           1,870          1,527
  Research and development                   750             890          1,228
  Other charges                             --             2,300           --
                                        --------        --------        -------
Total operating expenses                   5,335           7,807          4,307
                                        --------        --------        -------
Operating income (loss)                   (3,654)         (6,457)         4,521

Other income, net                            427             653            379
                                        --------        --------        -------
Income (loss) before income taxes         (3,227)         (5,804)         4,900
Income tax expense (benefit)                 183          (1,673)         1,774
                                        --------        --------        -------
Net income (loss)                       $ (3,410)       $ (4,131)       $ 3,126
                                        ========        ========        =======
Basic earnings (loss) per share         $   (.57)       $   (.68)       $   .61
                                        ========        ========        =======
Diluted earnings (loss) per share       $   (.57)       $   (.68)       $   .60
                                        ========        ========        =======

                             See accompanying notes.

                                 ORBIT/FR, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)


                                         Common Stock          Treasury Stock     Additional                      Total
                                        --------------     -------------------     Paid-In      Retained       Stockholders'
                                        Shares  Amount     Shares    Amount        Capital      Earnings         Equity
Balance, December 31, 1996              4,000       $40       --       --          $   450       $  1,369        $  1,859
  Issuance of shares in initial
    public offering at $8.25 per
    share (net of offering costs)       2,000        20       --       --           14,088           --            14,108
  Net income                             --          --       --       --             --            3,126           3,126
                                        -----       ---      -----    -----         ------       --------        --------
Balance, December 31, 1997              6,000        60       --       --           14,538          4,495          19,093
  Issuance of shares - AEMI
     acquisition                           73         1       --       --              601           --               602
  Purchase of treasury shares            --          --         42     (162)          --             --              (162)
  Net loss                               --          --       --       --             --           (4,131)         (4,131)
                                        -----       ---      -----    -----         ------       --------        --------
Balance, December 31, 1998              6,073        61         42     (162)        15,139            364          15,402

  Purchase of treasury shares            --          --         20      (55)          --             --               (55)
  Net loss                               --          --       --       --             --           (3,410)         (3,410)
                                        -----       ---      -----    -----         ------       --------        --------
Balance, December 31, 1999              6,073       $61         62    $(217)       $15,139       $ (3,046)       $ 11,937
                                        =====       ===      =====    =====        =======       ========        ========

                             See accompanying notes.

                                 ORBIT/FR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------
                                                                     1999           1998             1997
                                                                  --------        --------        --------
Cash flows from operating activities:
Net income (loss)                                                 $ (3,410)       $ (4,131)       $  3,126
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation                                                         424             429             347
  Amortization                                                         182             133              92
  Deferred income tax provision                                        986          (1,946)            200
  Changes in operating assets and liabilities
    (net of effects of acquisitions):
      Accounts receivable                                              526           2,171            (647)
      Inventory                                                        159             109             306
      Costs and estimated earnings in excess of billings on
        uncompleted contracts                                          637             745          (1,949)
      Income tax refunds receivable                                   (519)           (225)
      Other                                                           (164)             17            (172)
      Accounts payable and accrued expenses                            572             536             183
      Accounts payable--Parent                                        (317)           (224)           (147)
      Income taxes payable                                            --              (719)            641
      Billings in excess of costs and estimated earnings on
        uncompleted contracts                                          734              11            (746)
      Other liabilities                                               --              (235)            (97)
                                                                  --------        --------        --------
Net cash provided by (used in) operating activities                   (190)         (3,329)          1,137

Cash flows from investing activities:
Purchase of property and equipment                                    (431)           (331)           (371)
Investment in purchased software                                      --              (147)           --
Purchase of net assets through businesses acquired,
  net of cash acquired                                                --              (105)           (374)
                                                                  --------        --------        --------
Net cash used in investing activities                                 (431)           (583)           (745)

Cash flows from financing activities:
Proceeds from issuance of common stock in initial
  public offering, net of offering costs                              --              --            14,108
Purchase of treasury stock                                             (55)           (162)           --
Net repayments of  note payable--Parent                             (2,722)           --              --
                                                                  --------        --------        --------
Net cash provided by (used in) financing activities                 (2,777)           (162)         14,108
                                                                  --------        --------        --------
Net increase (decrease) in cash and cash equivalents                (3,398)         (4,074)         14,500
Cash and cash equivalents at beginning of year                      10,751          14,825             325
                                                                  --------        --------        --------
Cash and cash equivalents at end of year                          $  7,353        $ 10,751        $ 14,825
                                                                  ========        ========        ========
Supplemental disclosures of cash flow information:

Net cash paid (received) during the year for income taxes         $   (162)       $  1,273        $    893
                                                                  ========        ========        ========
Cash paid during the year for interest                            $   --          $   --          $      7
                                                                  ========        ========        ========
Purchase price payable relating to acquisitions                   $   --          $   --          $    754
                                                                  ========        ========        ========

                             See accompanying notes.

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

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Revenue and Cost Recognition

      The Company's principal sources of contract revenues are from engineering and design services and the production of electro-mechanical equipment. Revenues from long-term fixed-price development contracts performed principally under the Company's control are recognized on the percentage-of- completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract when such costs can be reasonably estimated. Contract costs include all direct material, labor and subcontractor costs and those indirect costs related to contract performance such as indirect labor, supplies and tool costs. General and administrative costs are charged to expense as incurred. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined. Revenues from electro-mechanical equipment sold to customers which are not part of a larger contract are recognized when the contract is substantially completed. Revenues recognized in excess of amounts billed are classified under current assets as costs and estimated earnings in excess of billings on uncompleted contracts. Amounts received from clients in excess of revenues recognized to date are classified under current liabilities as billings in excess of costs and estimated earnings on uncompleted contracts.

Research and Development

      Internally funded research and development costs are charged to operations as incurred. Included in cost of revenues is customer-funded research and development costs of approximately $530, $457, and $628 for the years ended December 31, 1999, 1998, and 1997, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk

      Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of accounts receivable. To reduce credit risk relating to the Company's sales in the U.S. and overseas, the Company performs ongoing credit evaluations of its commercial customers' financial condition, but generally does not require collateral for government and domestic commercial customers. For certain foreign commercial customers, the Company generally requires irrevocable letters of credit in the amount of the total contract. At December 31, 1999 there were no irrevocable letters of credit posted for the Company's foreign customers.

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

      For the years ended December 31, 1999, and 1998, approximately 2% and 3%, respectively, of the Company's revenue was billed in currencies other than the U.S. dollar. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been U.S. dollar denominated transactions.

Earnings (Loss) per Share

      Basic earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options is not included in 1999 or 1998 as inclusion of such options is antidilutive.

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

Fair Value of Financial Instruments

      Cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and note payable to Parent reported in the consolidated balance sheets equal or approximate fair value due to their short maturities.

Comprehensive Income

      SFAS 130, Reporting Comprehensive Income, established the standards for reporting and display of comprehensive income and its components in the financial statements. The only item of other comprehensive income (loss) which the Company reports is the foreign currency translation adjustments, which have been insignificant to date.

Impact of Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivatives and Hedging Activities (SFAS 133), which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 137 deferred the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000. Because the Company has never used or currently intends to use derivatives, management does not anticipate that adoption of this new standard will have a significant impact on the results of operations or the financial position of the Company.

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

                                                            1999                1998              1997
                                                       ------------------------------------------------
Net income (loss) used in basic
 earnings (loss) per share                             $    (3,410)       $    (4,131)       $    3,126
                                                       ===========        ===========        ==========
   Weighted average number of common shares
     used in basic earnings (loss) per share             6,022,043          6,059,000         5,102,000

   Effect of dilutive securities:  stock options              --                 --             149,000
                                                       -----------        -----------        ----------
   Weighted Average number of common shares
     and diluted potential common stock used in
     diluted earnings (loss) per share                   6,022,043          6,059,000         5,251,000
                                                       ===========        ===========        ==========

3. INVENTORY

  Inventory consists of the following:

                                                           DECEMBER 31,
                                                        1999           1998
                                                      ------         ------
Work-in-process                                       $  860         $  906
Parts and components                                   1,141          1,254
                                                      ------         ------
                                                      $2,001         $2,160
                                                      ======         ======


4. PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                              DECEMBER 31,
                                                          1999           1998
                                                        ------          ------
Lab and computer equipment                              $1,491          $1,249
Office equipment                                           939             841
Transportation equipment                                   193             179
Furniture and fixtures                                      63              60
Leasehold improvements                                     116              74
                                                        ------          ------
                                                         2,802           2,403
Less accumulated depreciation                            1,709           1,317
                                                        ------          ------
Property and equipment, net                             $1,093          $1,086
                                                        ======          ======

                               ORBIT / FR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. ACCRUED EXPENSES

  Accrued expenses consists of the following:

                                                              DECEMBER 31,
                                                          1999          1998
                                                       ------         ------
Accrued Other Charges                                  $  901         $1,455
Accrued contract costs                                    272            280
Accrued compensation                                      562            454
Accrued commissions                                       182            151
Accrued royalties                                         133            115
Accrued warranty                                          139            192
Other accruals                                            491            137
                                                       ------         ------
                                                       $2,680         $2,784
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

      The Company paid $240, $320 and $360 in 1999, 1998 and 1997, respectively, to the Parent for administrative services.

      Note payable -- Parent reflected the amount due to the Parent for the net working capital required by Engineering. As of December 31, 1998 the balance was $2,722. This non-interest-bearing promissory note payable was repaid to the Parent on December 31, 1999.

      Included in cost of revenues for the years ended December 31, 1999, 1998, and 1997 are approximately $1,104, $1,249, and $1,677, respectively, relating to the production services provided by the Parent.

7. COMMITMENTS

      The Company leases its operating facilities and certain equipment under noncancelable operating lease agreements which expire in various years through 2003. Rent expense for the years ended December 31, 1999, 1998, and 1997 was approximately $489, $447, and $372, respectively. Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows at December 31, 1999: $318 in 2000; $292 in 2001; $293 in 2002; and
$201 in 2003.

                               ORBIT / FR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


8. SEGMENT AND GEOGRAPHIC INFORMATION

      The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the years ended December 31, 1999, 1998, and 1997:


1999                                        North America     Europe          Asia          Total
----                                        -------------     --------       --------       -------
   Sales to unaffiliated customers            $ 8,253       $ 2,433        $  2,237       $12,923
   Cost of Sales to unaffiliated customers      6,724         3,024           1,494        11,242
                                              -------       -------        --------       -------
   Gross profit unaffiliated customers        $ 1,529       $  (591)       $    743       $ 1,681
                                              =======       =======        ========       =======
   Net property, plant and equipment          $   587       $   506        $   --         $ 1,093
                                              =======       =======        ========       =======
   Total assets                               $15,463       $ 2,305        $   --         $17,768
                                              =======       =======        ========       =======

1998

   Sales to unaffiliated customers            $ 6,036       $ 3,643        $  2,234       $11,913
   Cost of Sales to unaffiliated customers      5,588         3,297           1,678        10,563
                                              -------       -------        --------       -------
   Gross profit unaffiliated customers        $   448       $   346        $    556       $ 1,350
                                              =======       =======        ========       =======
   Net property, plant and equipment          $   584       $   502        $   --         $ 1,086
                                              =======       =======        ========       =======
   Total assets                               $17,849       $ 5,156        $   --         $23,005
                                              =======       =======        ========       =======


1997

   Sales to unaffiliated customers            $12,130       $ 4,852        $  5,073       $22,055
                                              =======       =======        ========       =======
   Net property, plant and equipment          $   845       $   339        $   --         $ 1,184
                                              =======       =======        ========       =======
   Total assets                               $25,529       $ 3,125        $   --         $28,654
                                              =======       =======        ========       =======


      In table above "North America" includes all domestic operations, and "Europe" includes subsidiaries in Germany and Israel. It was impractical to obtain cost of sales to unaffiliated customers and gross profit unaffiliated customers for 1997 as such costs were not available in order to provide the disclosure requirements.

                               ORBIT / FR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. CONTINGENCIES AND OTHER CHARGES

      On June 23, 1998 the Company reported that it was subject to a pending investigation by the U.S. Customs Service, related to its past export practices. The Company subsequently announced the conclusion of this matter on March 2, 2000. The estimated reserves recorded in the Company's 1998 financial statements were sufficient to cover the costs associated with this matter. On March 6, 2000 the Company announced the favorable State Department ruling on its Commodities Jurisdiction request.

10. INCOME TAXES

      Pretax income (loss) for the years ended December 31 was taxed in the following jurisdictions:

                                     1999               1998               1997
                                  -------             -------             ------
Domestic                          $(3,363)            $(6,083)            $3,265
Foreign                               136                 279              1,635
                                  -------             -------             ------
                                  $(3,227)            $(5,804)            $4,900
                                  =======             =======             ======

      The tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities consist of the following:

                                                                DECEMBER 31,
                                                            1999        1998
                                                         -------        -------
Deferred tax assets:
   Net operating loss and credit carryforwards           $ 1,404        $   239
   Long-term contracts                                        84          1,141
   Accrued compensation                                       57             94
   Foreign and reserves                                      304            242
                                                         -------        -------
Total deferred tax assets                                  1,849          1,716
                                                         -------        -------
Deferred tax liabilities:
   Prepaid                                                    (7)           (46)
   Purchase accounting basis differences                    (124)          (124)
                                                         -------        -------
Total deferred tax liabilities                              (131)          (170)
                                                         -------        -------
Net deferred tax asset                                     1,718          1,546
Valuation allowance                                       (1,198)           (40)
                                                         -------        -------
Net deferred tax asset                                   $   520        $ 1,506
                                                         =======        =======

      As of December 31, 1999, the Company has net operating loss carryforwards of approximately $3,510 for federal income tax purposes which begin to expire in 2019. The Company also has a German net operating loss carryforward of approximately $369 which will be available indefinitely.

      As of December 31, 1999, the Company has net operating loss carryforwards of approximately $283 and tax credits of approximately $114, which the Company acquired in its acquisition of Flam & Russell, Inc. The tax benefit of these losses and credits may be limited both in time and amount due to limitations imposed by Section 382 of the Internal Revenue Code. Net operating loss and credit carryforwards expire during various dates through 2009.

                               ORBIT / FR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


10. INCOME TAXES (CONTINUED)

     The Company recognized $1,506 of a net deferred tax asset in the balance sheet at December 31, 1998. The Company increased its valuation allowance on its deferred tax asset during 1999 as a result of the Company reporting negative operating income, and due to the uncertainty with regard to the Company's ability to generate sufficient taxable income in the future to realize the entire deferred tax asset. A valuation allowance has also been recorded due to the uncertainty with respect to the ultimate realization of the deferred tax asset recorded in connection with the Company's German subsidiary.


      The components of income tax expense (benefit) are as follows:



                                                    YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                            1999          1998            1997
                                          -------        -------        -------
Current:
     Federal                              $  (874)       $   120        $   862
     State                                    (65)            10            174
     Foreign                                  136            143            538
                                          -------        -------        -------
                                             (803)           273          1,574
Deferred:
     Federal                                  891         (1,727)           170
     State                                     75           (264)            59
     Foreign                                   20             45            (29)
                                          -------        -------        -------
                                              986         (1,946)           200
                                          -------        -------        -------
Total income tax expense (benefit)        $   183        $(1,673)       $ 1,774
                                          =======        =======        =======

                               ORBIT / FR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


10. INCOME TAXES (CONTINUED)

      A reconciliation of income tax expense (benefit) at the U.S. Federal statutory tax rate and the actual income tax expense (benefit) is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                          --------------------------------------
                                           1999            1998           1997
                                          -------        -------        -------
Statutory U.S. Federal rate               $(1,097)       $(1,973)       $ 1,663
State taxes, net                                6           (168)           185
Permanent differences                          19            364
Increase in valuation allowance             1,158             40
Foreign rate difference                        (9)            57            (47)
Other, net                                    106              7            (27)
                                          -------        -------        -------
                                          $   183        $(1,673)       $ 1,774
                                          =======        =======        =======

11. RESEARCH AND DEVELOPMENT

      Prior to 1994, the Company received research and development funding from the Binational Industrial Research and Development Foundation ("BIRD") and the Chief Scientist of the Ministry of Industry and Trade ("Chief Scientist"). Under terms of the BIRD grants, the Company is obligated to repay 100% to 150% of the funding received at rates ranging from 2 1/2% to 5% of the annual sales of the product developed under the grants. For the years ended December 31, 1999, 1998 and 1997, royalties under this program were approximately $0, $10 and $10, respectively. At December 31, 1999 and 1998, the Company had an outstanding contingent obligation to BIRD in the amount of $62. Under the terms of the Chief Scientist grant, the Company is obligated to pay royalties at a rate of 2% of revenues generated from the sale of certain products up to the amount of the grant. For the years ended December 31, 1999, 1998 and 1997, royalties under this program were approximately $22, $44 and $75, respectively. At December 31, 1999, the Company had an outstanding contingent obligation to the Chief Scientist of $828.

12. RETIREMENT PLANS

      The Company has retirement plans which cover substantially all employees who have attained the age of 21 and have completed 3 months of service. Eligible employees make voluntary contributions to the plans up to specified percentages of their annual compensation as defined in the plans. Under the plans, the Company makes discretionary matching contributions determinable each plan year and additional contributions based on annual eligible compensation for each participant. The plans are funded on a current basis. For the years ended December 31, 1999, 1998 and 1997, the Company's contributions to the plans were $99, $75 and $59, respectively.

                               ORBIT / FR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


13. LONG-TERM CONTRACTS

      Long-term contracts in process accounted for using the percentage-of-completion method are as follows:

                                                               DECEMBER 31,
                                                            1999         1998
                                                         --------        -------
Accumulated expenditures on uncompleted contracts        $ 12,114        $10,720
Estimated earnings (loss) thereon                             (98)           821
                                                         --------        -------
                                                           12,016         11,541
Less: applicable progress billings                         11,806          9,960
                                                         --------        -------
  Total                                                  $    210        $ 1,581
                                                         ========        =======


The long-term contracts are shown in the accompanying balance sheets as follows:

                                                              DECEMBER 31,
                                                          1999           1998
                                                         -------        -------
Costs and estimated earnings on uncompleted
  contracts in excess of billings                        $ 1,140        $ 1,777
Billings on uncompleted contracts in excess of
  costs and estimated earnings                              (930)          (196)
                                                         -------        -------
                                                         $   210        $ 1,581
                                                         =======        =======

14. ACQUISITIONS

      On May 4, 1998, the Company purchased the principal assets of Quantum Change/EMC Systems, Inc. The acquisition formed a new division responsible for Electromagnetic Compatibility (EMC) Testing Systems. Quantum Change/EMC Systems provides hardware and independent software solutions to the EMC marketplace.

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

      On June 28, 1996, the Company acquired 100% of the outstanding stock of Flam & Russell, Inc. The acquisition was accounted for as a purchase. The purchase price of approximately $1,043 was allocated to the net assets acquired based upon their estimated fair market values, principally as follows:

                               ORBIT / FR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


14. ACQUISITIONS (CONTINUED)

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

15. STOCK OPTION PLAN

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

                               ORBIT / FR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

15. STOCK OPTION PLAN (CONTINUED)
      Detail information concerning the Incentive Plan is as follows at December 31:

                                               1999                          1998                           1997
                                      -------------------------     -------------------------     ------------------------
                                                      Weighted                      Weighted                      Weighted
                                                       Average                      Average                        Average
                                                       Exercise                     Exercise                      Exercise
                                       Options          Price         Options         Price         Options          Price
                                       -------      -----------       -------      -----------      -------      -----------
Options Authorized                     800,000                       800,000                        800,000
                                       =======                       =======                        =======

Outstanding, beginning of year         784,400      $      3.00       486,800      $      8.25         --
Options Granted                         70,500             3.00       877,900             3.64      492,300      $      8.25
Options Forfeited                     (139,700)            3.00      (580,300)            8.25       (5,500)            8.25
                                      --------      -----------       -------      -----------      -------      -----------
Options Outstanding, end of year       715,200      $      3.00       784,400      $      3.00      486,800      $      8.25
                                      ========      ===========       =======      ===========      =======      ===========
Options Exercisable, end of year       245,800      $      3.00       189,000      $      3.00         --
                                      ========      ===========       =======      ===========      =======
Weighted average fair
  value of options granted
  at market value                                   $      1.69                    $      6.69                   $      5.36
                                                    ===========                    ===========                   ===========
Weighted average fair
  value of options granted
  above market value                                $    --                        $      1.53                   $    --
                                                    ===========                    ===========                   ===========

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

      Pro-forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for stock options under the fair value method of SFAS 123. The fair value for the Company's stock options granted is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997; risk-free interest rate of 5.5%; no expected dividend payments; volatility factor of the expected price of the Company's common stock, based on historical volatility, of 107.5%, 122.5% and 60.0%; and a weighted-average expected life of the option of 7 years.

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

      For purposes of pro-forma disclosure under FASB 123, the estimated fair value of the Company's options is amortized over the options vesting period. The impact of the repricing has been considered in the pro-forma information. The Company's pro-forma information for 1999, 1998 and 1997 is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                ----------------------------------
                                                  1999         1998         1997
                                                -------      -------      -------
Net income (loss) as reported under APB 25      $(3,410)     $(4,131)     $ 3,126
Stock option expense per FASB 123                  (216)        (283)        (732)
                                                -------      -------      -------
Pro-forma net income (loss)                     $(3,626)     $(4,414)     $ 2,394
                                                =======      =======      =======
Pro-forma basic earnings (loss) per share       $ (0.60)     $ (0.73)     $  0.47
                                                =======      =======      =======
Pro-forma diluted earnings (loss) per share     $ (0.60)     $ (0.73)     $  0.46
                                                =======      =======      =======

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

                               ORBIT / FR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

16. STOCKHOLDERS' EQUITY (CONTINUED)

Treasury Stock

      On June 24, 1998, the Company's Board approved the repurchase of up to 300,000 shares of its stock. The Company has repurchased 62,200 shares for $217 as of December 31, 1999. The treasury shares have been recorded at cost.

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

Schedule II - Valuation and Qualifying Accounts
ORBIT/FR, Inc. and Subsidiaries
December 31, 1999

                                      Balance at   Charged to                Balance at
                                      Beginning     Costs and                 End of
                                      of period     Expenses    Deductions    period
                                      ---------     --------    ----------    ------
Year ended December 31, 1999
   Allowance for doubtful accounts      $490,810     $ 23,000     269,401     $244,409
Year ended December 31, 1998
   Allowance for doubtful accounts$      115,773     $375,037        --       $490,810
Year ended December 31, 1997
   Allowance for doubtful accounts          --        115,773        --       $115,773