Form 10-Q
period 2000-03-31
ORBIT FR INC
filed 2000-05-15
CIK 1037115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(MARK ONE)

\X\      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

\ \      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

         There were 6,074,473 shares of common stock, $.01 par value, outstanding as of May 15, 2000.

                                 ORBIT/FR, INC.

                                      INDEX

                                                                                                               PAGE NO.
PART I.        FINANCIAL INFORMATION

               Item 1.        Consolidated Financial Statements

                              Consolidated Balance Sheets -- March 31, 2000
                                (Unaudited) and December 31, 1999 ...........................................         3

                              Consolidated Statements of Operations-- Three months
                                ended March 31, 2000 and 1999 (Unaudited) ...................................         4

                              Consolidated Statements of Cash Flows-- Three months
                               ended March 31, 2000 and 1999 (Unaudited) ....................................         5

                              Notes to Consolidated Financial Statements
                                (Unaudited) .................................................................         6

               Item 2.        Management's Discussion and Analysis of Financial
                                Condition and Results of Operations .........................................        10

               Item 3.        Quantitative and Qualitative Disclosure About Market Risk .....................        13

PART II.        Other Information

               Item 1.        Legal Proceedings .............................................................        14

               Item 2.        Changes in Securities .........................................................        14

               Item 3.        Defaults upon Senior Securities ...............................................        14

               Item 4.        Submission of Matters to a Vote of Security Holders ...........................        14

               Item 5.        Other Information .............................................................        14

               Item 6.        Exhibits and Reports on Form 8-K ..............................................        14

Signatures ..................................................................................................        16

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                                 ORBIT/FR, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           MARCH 31,           DECEMBER 31,
                                                                             2000                 1999
                                                                             ----                 ----
                                                                                    (UNAUDITED)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                              $  5,659             $  7,353
   Accounts receivable, less allowance of $245 and $244 at
     March 31, 2000 and December 31, 1999, respectively                      3,731                3,190
   Inventory                                                                 2,022                2,001
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                1,061                1,140
   Deferred income taxes                                                       612                  651
   Income tax refund receivable                                                777                  744
   Other                                                                       271                  426
                                                                          --------             --------
   Total current assets                                                     14,133               15,505

Property and equipment, net                                                  1,062                1,093
Cost in excess of net assets acquired, less
   accumulated amortization of $128 and $116 at March
    31, 2000 and December 31, 1999, respectively                               852                  864
Purchased software, less accumulated amortization of $318 and
    $293 at March 31, 2000 and December 31, 1999, respectively                 181                  206
Other                                                                           92                  100
                                                                          --------             --------

     Total assets                                                         $ 16,320             $ 17,768
                                                                          ========             ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                       $  1,641             $  1,726
   Accounts payable--Parent                                                    374                  364
   Accrued expenses                                                          1,666                2,680
   Customer advances                                                           399                   --
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                  278                  930
   Deferred income taxes                                                        68                  131
                                                                          --------             --------
     Total current liabilities                                               4,426                5,831

Stockholders' equity:
  Preferred stock: $.01 par value:
     Authorized shares--2,000,000
     Issued and outstanding shares--none                                        --                   --
  Common stock: $.01 par value:
     Authorized shares--10,000,000
     Issued --6,074,473 and 6,072,973 at March 31,2000
       and December 31, 1999                                                    61                   61
  Additional paid-in capital                                                15,144               15,139
  Accumulated deficit                                                       (3,094)              (3,046)
  Treasury stock--62,200 shares at March 31, 2000
    and December 31,1999, respectively                                        (217)                (217)
                                                                          --------             --------
     Total stockholders' equity                                             11,894               11,937
                                                                          --------             --------

     Total liabilities and stockholders' equity                           $ 16,320             $ 17,768
                                                                          ========             ========

                             See accompanying notes.

                                 ORBIT/FR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                   THREE MONTHS ENDED MARCH 31,

                                                   2000                    1999
                                                   ----                    ----
                                                            (UNAUDITED)
Contract revenues                              $     4,199             $     2,809

Cost of revenues                                     2,803                   2,703
                                               -----------             -----------

Gross profit                                         1,396                     106

Operating expenses:

   General and administrative                          718                     677

   Sales and marketing                                 456                     479

   Research and development                            231                      98
                                               -----------             -----------

Total operating expenses                             1,405                   1,254
                                               -----------             -----------

Operating loss                                          (9)                 (1,148)

Other income, net                                        2                      94
                                               -----------             -----------

Loss before income taxes                                (7)                 (1,054)

Income tax expense (benefit)                            41                    (369)
                                               -----------             -----------

Net loss                                       $       (48)            $      (685)
                                               ===========             ===========

Basic and diluted loss per share               $      (.01)            $      (.11)
                                               ===========             ===========

Weighted average number
  common shares - basic and diluted              6,012,000               6,031,000
                                               ===========             ===========

                             See accompanying notes.

                                 ORBIT/FR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     ------------------------
                                                                     2000                1999
                                                                     ----                ----
                                                                           (UNAUDITED)
Cash flows from operating activities:
Net loss                                                          $    (48)            $   (685)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
      Depreciation                                                      98                  104
      Amortization                                                      45                   37
      Deferred income tax benefit                                      (24)                 (41)
      Changes in operating assets and liabilities
         Accounts receivable                                          (541)                   1
         Inventory                                                     (21)                 152
         Costs and estimated earnings in excess of
            billings on uncompleted contracts                           79                  129
         Income tax refund receivable                                  (33)                (409)
         Other current assets                                          155                 (131)
         Accounts payable and accrued expenses                      (1,099)                (319)
         Accounts payable--Parent                                       10                 (313)
         Customer advances                                             399                  (31)
         Billings in excess of costs and estimated
            earnings on uncompleted contracts                         (652)                 507
                                                                  --------             --------

Net cash used in operating activities                               (1,632)                (999)

Cash flows from investing activities:
      Purchase of property and equipment                               (67)                (166)
                                                                  --------             --------

Net cash used in investing activities                                  (67)                (166)

Cash flows from financing activities:
      Issuance of common stock                                           5                   --
                                                                  --------             --------

Net cash provided by financing activities                                5                   --
                                                                  --------             --------

Net decrease in cash and cash equivalents                           (1,694)              (1,165)
Cash and cash equivalents at beginning of period                     7,353               10,751
                                                                  --------             --------
Cash and cash equivalents at end of period                        $  5,659             $  9,586
                                                                  ========             ========
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes                      $     76             $     81
                                                                  ========             ========

                             See accompanying notes.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. OWNERSHIP AND BASIS OF PRESENTATION

         ORBIT/FR, Inc. (the "Company"), was incorporated in Delaware on December 9, 1996, as a wholly owned subsidiary of Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation (hereinafter referred to as the "Parent"). The Company develops, markets, and supports sophisticated automated microwave test and measurement systems for the wireless communications, satellite, automotive, aerospace/defense and electromagnetic compatibility (EMC) industries, and manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems. ORBIT/FR, Inc., a holding company, supports its world wide customers through its subsidiaries ORBIT/FR Engineering, LTD (hereinafter referred to as "Engineering", Israel), ORBIT/FR Europe, (Germany), Advanced Electromagnetics, Inc. ("AEMI", San Diego, CA), and Orbit Advanced Technologies, Inc. and Flam and Russell, Inc, (Horsham, PA). The Company sells its products to customers throughout Asia, Europe, Israel, and North and South America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Interim Financial Information

         The accompanying unaudited consolidated financial statements for the three months ended March 31, 2000, and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Forms 10-K and Proxy Statement for the period ended December 31, 1999, filed on March 29, 2000 and April 28, 2000, respectively, with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 1999.

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

                                 ORBIT/FR, Inc.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2000
            (Amounts in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Net Loss Per Share

         Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three months ended March 31, 2000 and 1999 because the assumed effect of these securities would be antidilutive.


3. INVENTORY

         Inventory consisted of the following:


                                MARCH 31,       DECEMBER 31,
                                 2000              1999
                                 ----              ----
                              (UNAUDITED)

Work-in-process                 $  837            $  860
Parts and components             1,185             1,141
                                ------            ------
                                $2,022            $2,001
                                ======            ======

4. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:


                                        MARCH 31,        DECEMBER 31,
                                          2000              1999
                                          ----              ----
                                       (UNAUDITED)
Lab and computer equipment               $1,495            $1,491
Office equipment                            982               939
Transportation equipment                    211               193
Furniture and fixtures                       65                63
Leasehold improvements                      116               116
                                         ------            ------
                                          2,869             2,802
Less accumulated depreciation             1,807             1,709
                                         ------            ------
Property and equipment, net              $1,062            $1,093
                                         ======            ======

                                 ORBIT/FR, Inc.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2000
            (Amounts in thousands, except share and per share data)


5. ACCRUED EXPENSES

   Accrued expenses consists of the following:

                                  MARCH 31,       DECEMBER 31,
                                    2000             1999
                                    ----             ----
                                 (UNAUDITED)
Accrued other charges             $   49            $  901
Accrued contract costs               327               272
Accrued compensation                 688               562
Accrued commissions                  155               182
Accrued royalties                    123               133
Accrued warranty                     122               139
Other accruals                       202               491
                                  ------            ------
                                  $1,666            $2,680
                                  ======            ======


6. LONG-TERM CONTRACTS

                                                             MARCH 31,          DECEMBER 31,
                                                               2000                1999
                                                               ----                ----
                                                            (UNAUDITED)
Accumulated expenditures on uncompleted contracts            $ 13,358            $ 12,114
Estimated earnings (loss) thereon                                 268                 (98)
                                                             --------            --------
                                                               13,626              12,016
Less: applicable progress billings                             12,843              11,806
                                                             --------            --------
   Total                                                     $    783            $    210
                                                             ========            ========

The long-term contracts are shown in the accompanying balance sheets as follows:

                                                          MARCH 31,          DECEMBER 31,
                                                            2000                1999
Costs and estimated earnings on uncompleted
  contracts in excess of billings                         $ 1,061             $ 1,140
Billings on uncompleted contracts in excess of
  costs and estimated earnings                               (278)               (930)
                                                          -------             -------
                                                          $   783             $   210
                                                          =======             =======

7. RELATED PARTY TRANSACTIONS

         Engineering and the Parent have an agreement, whereby Engineering purchases from the Parent electrical and mechanical production services. In addition, the Parent provides other administrative services, including, but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support. Engineering pays the Parent for these services based upon a rate of cost of production services plus 21%. Engineering is leasing office space from the Parent on an annual basis, for a rental of $51 per year. These agreements are to be evaluated on an annual basis.

                                 ORBIT/FR, Inc.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2000
            (Amounts in thousands, except share and per share data)


8. SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three months ended March 31, 2000 and 1999.

                                                                   North
Three months ended March 31, 2000                                 America     Europe         Asia       Total
---------------------------------                                 -------     ------         ----       -----
     Sales to unaffiliated customers                               $2,831      $  588       $  780      $4,199
     Cost of sales to unaffiliated customers                        1,831         475          497       2,803
                                                                   ------      ------       ------      ------
     Gross profit from unaffiliated customers                      $1,000      $  113       $  283      $1,396
                                                                   ======      ======       ======      ======


                                                                   North
Three months ended March 31, 1999                                 America     Europe         Asia       Total
---------------------------------                                 -------     ------         ----       -----
     Sales to unaffiliated customers                               $1,875      $  558       $  376      $2,809
     Cost of sales to unaffiliated customers                        1,751         608          344       2,703
                                                                   ------      ------       ------      ------
     Gross profit (loss) from unaffiliated customers               $  124      $  (50)      $   32      $  106
                                                                   ======      ======       ======      ======

         In table above "North America" includes all United States operations, and "Europe" includes subsidiaries in Germany and Israel.


9. CONTINGENCIES AND OTHER CHARGES

On June 23, 1998 the Company reported that it was subject to a pending investigation by the U.S. Customs Service, related to its past export practices. The Company subsequently announced the conclusion of this matter on March 2, 2000. The estimated reserves recorded in the Company's financial statements were sufficient to cover the costs associated with this matter, including the $600 fine paid on March 2, 2000. On March 6, 2000 the Company also announced the favorable State Department ruling on its Commodities Jurisdiction request.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Certain information contained in this Form 10-Q contains forward-looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or opinions. Such forward-looking statements, including those regarding resolution of export issues, the ability to obtain new contracts, future profitability and the ability to substitute products for pending orders are subject to risks and uncertainties and may be affected by various factors, some of which may be unknown or indeterminable by the Company, which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission including its most recent Registration Statement on Form S-1, and in its most recent Annual Report on Form 10K, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

RECENT DEVELOPMENTS

         On November 10, 1999, the Company pleaded guilty in U.S. District Court, under the terms of a plea agreement between the Company and the U.S. Attorney's office, to two counts of violating the Arms Control Act arising from its export to China of a defense article and defense services without the required export licenses, in or about November 1997 and January 1998. On March 2, 2000, the U.S. District Court granted final approval of the agreed upon fine of $600,000 under the Plea Agreement and the fine was paid. The Court did not impose any probation on the Company.

         As a result of the Company's guilty plea on November 10, 1999, the Company's export license applications for munitions list products became subject to a non-discretionary denial policy under International Traffic in Arms Regulations (ITAR). The denial policy can last up to three years, but may be suspended by the U.S. State Department after twelve months. The restrictions do not apply to the Company's domestic sales, exports of non-munitions list products, or the Company's sales to the U.S. Government, including the military. The restrictions apply only to exports of the Company's munitions list products, which presently include only certain U.S. antenna measurement software. As a result of the U.S. State Department's approval of the Company's Commodity Jurisdiction, announced by the Company on March 5, 2000, the vast majority of the Company's products are not subject to the State Department's non-discretionary policy of denying license applications

RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of revenues for the periods indicated:


                                THREE-MONTHS ENDED MARCH 31,
                                ----------------------------
                                     2000         1999
                                     ----         ----
Revenues                            100.0%       100.0%
Gross profit                         33.2          3.8
General and
     administrative                  17.1         24.1
Sales and marketing                  10.9         17.0
Research and development              5.5          3.5
Operating loss                       (0.2)       (40.9)
Loss before income
      tax expense (benefit)          (0.2)       (37.5)
Net loss                             (1.1)       (24.4)

         Revenues. Revenues for the three months ended March 31, 2000 were $4.2 million compared to $2.8 million for the three months ended March 31, 1999, an increase of approximately $1.4 million or 50%. Revenues from the aerospace/defense market showed a strong recovery, increasing approximately $1.1 million. In addition, revenues from the wireless markets increased approximately $600,000 partially offset by reductions in the satellite and EMC markets of approximately $300,000. Geographically, revenues from the U.S. and Asia increased $1.0 million and $400,000 respectively, while European revenues remained stable over the prior period. The sharp rise in quarterly revenues resulted from continued progress on prior large U.S. contracts and further inroads into Asia.

         Cost of revenues. Cost of revenues for the three months ended March 31, 2000 were $2.8 million compared to $2.7 million for the three months ended March 31, 1999. Gross margins rose to 33.2% for the three months ended March 31, 2000 from 3.8% for the three months ended March 31, 1999. This increase is primarily due to the increased level of revenues in the current period, a more favorable mix of high margin contracts and an unusually low dependence on outside contractors and suppliers.

         General and administrative expenses. General and administrative expenses for the three months ended March 31, 2000 were $718,000 compared to $677,000 for the three months ended March 31, 1999, an increase of approximately $41,000 or 6.1%. As a percentage of revenues, general and administrative expenses decreased to 17.1% for the three months ended March 31, 2000 from 24.1% for the three months ended March 31, 1999.

         Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2000 were $456,000 compared to $479,000 for the three months ended March 31, 1999, a decrease of approximately $23,000 or 4.8%. As a percentage of revenues, sales and marketing expenses were 10.9% for the three months ended March 31, 2000, a reduction from 17.1% for the three months ended March 31, 1999. The decrease relates to the continued streamlining of operations in the sales and customer service functions.

         Research and development expenses. Research and development expenses for the three months ended March 31, 2000 were $231,000 compared to $98,000 for the three months ended March 31, 1999, an increase of $133,000 or 136%. The increase was due to continued expenditures on development activity focused on both full systems design in the wireless and automotive markets and new software development in the U.S. and Europe.

         Other income. Other income for the three months ended March 31, 2000 was approximately $2,000 compared to $94,000 for the three months ended March 31, 1999. This decrease reflects a reduction in the Company's cash balances available for investment, and foreign currency translation losses in the current period.

         Income taxes. Income tax expense for the three months ended March 31, 2000 was $41,000 compared to $369,000 of income tax benefit for the three months ended March 31, 1999, an increase in expense of $410,000. Although no income tax benefit on losses was recorded, the Company's income tax expense for the three months ended March 31, 2000 reflects income taxes recorded by its profitable foreign operations. The Company recorded a 35% tax benefit for the three months ended March 31, 1999.

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

         Net cash used in operating activities during the three months ended March 31, 2000 was $1.6 million, resulting primarily from a decrease in accounts payable and accrued expenses, and relating mainly to the Company's payment of the $600,000 U.S. Customs fine. Net cash used in operating activities during the three months ended March 31, 1999 was $1.0 million resulting primarily from the Company's net loss and an increase in income tax refunds receivable.

         Net cash used in investing activities, resulting from purchases of property and equipment during the three months ended March 31, 2000 and 1999 were $67,000 and $166,000 respectively.

         Net cash provided by financing activities were $5,000 and $0 for the three months ended March 31, 2000 and 1999 respectively.

         During 2000, the Company plans to incur capital expenditures of approximately $300,000, ($431,000 in 1999) a portion of which will be used to improve the Company's hardware and software tools.

         The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the three months ended March 31, 2000, approximately 98% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

         The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

IMPACT OF YEAR 2000

         In prior years, the Company discussed the nature and progress of its plan to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of its systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed less than $10,000 in connections with this effort. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products or services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         During June 1998, the Company reported it was subject to a pending investigation by the U.S. Customs Service related to its past export practices. On November 10, 1999, the Company reported that the U.S. District Court accepted its guilty plea pursuant to a plea agreement (the "Plea Agreement") with the U.S. Attorney's Office reached in September 1999. The Company pleaded guilty to two counts of violating the Arms Control Act arising from its export to China of a defense article and defense services without the required export licenses, in or about November 1997 and January 1998. On March 2, 2000, the Company reported that the U.S. District Court granted final approval of the agreed upon fine of $600,000 under the Plea Agreement and the fine was paid. The Court did not impose any probation on the Company.

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


ITEM 2. CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE.

ITEM 5. OTHER INFORMATION--NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a. EXHIBITS

              27   Financial Data Schedule

         b.  REPORTS ON FORM 8-K

             On March 10, 2000, the Company filed a report on Form 8-K to announce an agreement of non-debarment with the U.S. government, allowing the federal government to continue to procure from the Company.

             On March 10, 2000, the Company filed a report on Form 8-K to announce that the U.S. District Court granted final approval of the agreed upon fine of $600,000 as previously announced on

             September 13, 1999 for the U.S. Customs investigation. The Court did not impose any probation on the Company.

             On March 10, 2000, the Company filed a report on Form 8-K that it had received notification, effective March 1, 2000, from the U.S. State Department that the commodity jurisdiction request submitted by the Company in 1998 was approved. The approval removes the vast majority of the Company's basic antenna measurement software products and systems from the U.S. munitions list. These products now fall under the jurisdiction of the Commerce Department and therefore would not be subject to the State Department's non-discretionary policy of denying license applications, which the Company announced on November 2, 1999.

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


                                                  ORBIT/FR, INC.
                                    --------------------------------------------
                                                    Registrant


Date:   May 15, 2000
                                                By:  /s/  Ze'ev Stein
                                    --------------------------------------------
                                    Acting President and Chief Executive Officer


Date:   May 15, 2000
                                          By:  /s/  William A. Torzolini
                                    --------------------------------------------
                                             Chief Financial Officer