Form 10-Q
period 2000-06-30
ORBIT FR INC
filed 2000-08-08
CIK 1037115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         There were 6,084,473 shares of common stock, $.01 par value, outstanding as of August 8, 2000.

                                 ORBIT/FR, INC.

                                      INDEX

                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheets -- June 30, 2000
                   (Unaudited) and December 31, 1999.........................  3

                 Consolidated Statements of Operations-- Three and Six
                   months ended June 30, 2000 and 1999 (Unaudited)...........  4

                 Consolidated Statements of Cash Flows-- Six months
                  ended June 30, 2000 and 1999 (Unaudited)...................  5

                 Notes to Consolidated Financial Statements
                   (Unaudited)...............................................  6

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................... 10

         Item 3. Quantitative and Qualitative Disclosure About Market Risk... 13

PART II.  Other Information

         Item 1. Legal Proceedings........................................... 14

         Item 2. Changes in Securities....................................... 14

         Item 3. Defaults upon Senior Securities............................. 14

         Item 4. Submission of Matters to a Vote of Security Holders......... 14

         Item 5. Other Information........................................... 14

         Item 6. Exhibits and Reports on Form 8-K............................ 14

Signatures................................................................... 15

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 ORBIT/FR, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      JUNE 30,       DECEMBER 31,
                                                                        2000            1999
                                                                    -----------      -----------
                                                                    (UNAUDITED)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                          $  5,354        $  7,353
   Accounts receivable, less allowance of $135 and $244 at
     June 30, 2000 and December 31, 1999, respectively                   4,608           3,190
   Inventory                                                             2,238           2,001
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                              709           1,140
   Deferred income taxes                                                   663             651
   Income tax refund receivable                                             --             744
   Other                                                                   249             426
                                                                      --------        --------

      Total current assets                                              13,821          15,505

Property and equipment, net                                              1,087           1,093
Cost in excess of net assets acquired, less
   accumulated amortization of $140 and $116 at June
    30, 2000 and December 31, 1999, respectively                           840             864
Purchased software, less accumulated amortization of $343 and
    $293 at June 30, 2000 and December 31, 1999, respectively              156             206
Other                                                                       83             100
                                                                      --------        --------

        Total assets                                                  $ 15,987        $ 17,768
                                                                      ========        ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $    806        $  1,726
   Accounts payable--Parent                                                517             364
   Accrued expenses                                                      1,742           2,680
   Customer advances                                                       775              --
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                              298             930
   Deferred income taxes                                                   124             131
                                                                      --------        --------

     Total current liabilities                                           4,262           5,831

Stockholders' equity:
  Preferred stock: $.01 par value:
     Authorized shares--2,000,000, Issued and outstanding--none             --              --

  Common stock: $.01 par value:
     Authorized shares--10,000,000
     Issued --6,080,123 and 6,072,973 at June 30,2000
       and December 31, 1999 respectively                                   61              61
  Additional paid-in capital                                            15,161          15,139
  Accumulated deficit                                                   (3,280)         (3,046)
  Treasury stock--62,200 shares                                           (217)           (217)
                                                                      --------        --------

      Total stockholders' equity                                        11,725          11,937
                                                                      --------        --------

        Total liabilities and stockholders' equity                    $ 15,987        $ 17,768
                                                                      ========        ========


                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                           THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                          ------------------------------        ------------------------------
                                             2000               1999                2000               1999
                                          -----------        -----------        -----------        -----------
Contract revenues                         $     4,359        $     2,816        $     8,558        $     5,625

Cost of revenues                                3,108              2,423              5,911              5,126
                                          -----------        -----------        -----------        -----------

Gross profit                                    1,251                393              2,647                499

Operating expenses:

   General and administrative                     692                604              1,410              1,281

   Sales and marketing                            591                469              1,047                947

   Research and development                       235                132                466                231
                                          -----------        -----------        -----------        -----------

Total operating expenses                        1,518              1,205              2,923              2,459
                                          -----------        -----------        -----------        -----------

Operating loss                                   (267)              (812)              (276)            (1,960)

Other income, net                                 106                107                108                201
                                          -----------        -----------        -----------        -----------

Loss before income taxes (benefit)               (161)              (705)              (168)            (1,759)

Income tax expense (benefit)                       25               (246)                66               (615)
                                          -----------        -----------        -----------        -----------

Net loss                                  $      (186)       $      (459)       $      (234)       $    (1,144)
                                          ===========        ===========        ===========        ===========

Basic and diluted loss per share          $      (.03)       $      (.08)       $      (.04)       $      (.19)
                                          ===========        ===========        ===========        ===========

Weighted average number
  common shares - basic and diluted         6,012,770          6,027,247          6,011,997          6,029,188
                                          ===========        ===========        ===========        ===========

                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                  ------------------------
                                                                    2000            1999
                                                                  --------        --------
Cash flows from operating activities:
Net loss                                                          $   (234)       $ (1,144)
Adjustments to reconcile net loss to net cash provided
 by (used in) operating activities:
      Depreciation                                                     202             203
      Amortization                                                      91              91
      Deferred income tax provision                                    (19)            (48)
      Changes in operating assets and liabilities
         Accounts receivable                                        (1,418)           (577)
         Inventory                                                    (237)            (54)
         Costs and estimated earnings in excess of billings
           on uncompleted contracts                                    431             823
         Income tax refund receivable                                  744            (259)
         Other current assets                                          177             (52)
         Accounts payable and accrued expenses                      (1,858)           (178)
         Accounts payable--Parent                                      153            (106)
         Customer advances                                             775             (41)
         Billings in excess of costs and estimated earnings
            on uncompleted contracts                                  (632)          1,152
                                                                  --------        --------

Net cash used in operating activities                               (1,825)           (190)

Cash flows from investing activities:
Purchase of property and equipment                                    (196)           (253)
Purchase of treasury stock                                              --             (31)
                                                                  --------        --------

Net cash used in investing activities                                 (196)           (284)
                                                                  --------        --------

Cash flows from financing activities:
      Issuance of common stock                                          22              --
                                                                  --------        --------

Net cash provided by financing activities                               22              --
                                                                  --------        --------

Net decrease in cash and cash equivalents                           (1,999)           (474)
Cash and cash equivalents at beginning of period                     7,353          10,751
                                                                  --------        --------
Cash and cash equivalents at end of period                        $  5,354        $ 10,277
                                                                  ========        ========

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for income taxes           $   (706)       $    155
                                                                  ========        ========


                             See accompanying notes.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Interim Financial Information

         The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2000, and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Forms 10-K and Proxy Statement for the period ended December 31, 1999, filed on March 29, 2000 and April 28, 2000, respectively, with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 1999.

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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Net Loss Per Share

         Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three and six months ended June 30, 2000 and 1999 because the assumed effect of these securities would be antidilutive.


3. INVENTORY

         Inventory consisted of the following:


                                                JUNE 30,       DECEMBER 31,
                                                  2000             1999
                                              -----------      -----------
                                              (UNAUDITED)
Work-in-process                                  $  910           $  860
Parts and components                              1,328            1,141
                                                 ------           ------
                                                 $2,238           $2,001
                                                 ======           ======

4. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:


                                                JUNE 30,     DECEMBER 31,
                                                  2000           1999
                                              -----------    -----------
                                              (UNAUDITED)

Lab and computer equipment                     $  1,538       $  1,491
Office equipment                                  1,016            939
Transportation equipment                            254            193
Furniture and fixtures                               64             63
Leasehold improvements                              126            116
                                               --------       --------
                                                  2,998          2,802
Less accumulated depreciation                     1,911          1,709
                                               --------       --------
Property and equipment, net                    $  1,087       $  1,093
                                               ========       ========

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


5. ACCRUED EXPENSES

   Accrued expenses consists of the following:


                                                JUNE 30,     DECEMBER 31,
                                                  2000           1999
                                              -----------    -----------
                                              (UNAUDITED)
Accrued compensation                           $     668       $     562
Accrued contract costs                               342             272
Accrued commissions                                  263             182
Accrued warranty                                     154             139
Accrued royalties                                    129             133
Other accruals                                       186             491
Accrued other charges                                 --             901
                                               ---------       ---------
                                               $   1,742       $   2,680
                                               =========       =========


6. LONG-TERM CONTRACTS


                                                       JUNE 30,    DECEMBER 31,
                                                         2000          1999
                                                     -----------   -----------
                                                     (UNAUDITED)
Accumulated expenditures on uncompleted contracts     $ 14,227       $ 12,114
Estimated earnings (loss) thereon                          407            (98)
                                                      --------       --------
                                                        14,634         12,016
Less: applicable progress billings                      14,223         11,806
                                                      --------       --------
   Total                                              $    411       $    210
                                                      ========       ========


The long-term contracts are shown in the accompanying balance sheets as follows:

                                                 JUNE 30,     DECEMBER 31,
                                                   2000           1999
                                               -----------    -----------
                                               (UNAUDITED)
Costs and estimated earnings in excess
   of billings on uncompleted contracts         $     709      $   1,140

Billings in excess of costs and estimated
   earnings on uncompleted contracts                 (298)          (930)
                                                ---------      ---------
                                                $     411      $     210
                                                =========      =========

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


7. RELATED PARTY TRANSACTIONS

         Engineering and the Parent have an agreement, whereby Engineering purchases from the Parent electrical and mechanical production services. In addition, the Parent provides other administrative services, including, but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support. Engineering pays the Parent for these services based upon a rate of cost of production services plus 21%. Engineering is leasing office space from the Parent on an annual basis, for a rental of $51 per year. These agreements are evaluated on an annual basis.

8. SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three and six months ended June 30, 2000 and 1999.


Three months ended June 30, 2000                        North America         Europe            Asia              Total
--------------------------------                        -------------         -------          -------           -------
     Sales to unaffiliated customers                     $   1,654            $ 1,241          $ 1,464           $ 4,359
     Cost of sales to unaffiliated customers                   941              1,072            1,095             3,108
                                                         ---------            -------          -------           -------
     Gross profit unaffiliated customers                 $     713            $   169          $   369           $ 1,251
                                                         =========            =======          =======           =======

Three months ended June 30, 1999                        North America         Europe            Asia              Total
--------------------------------                        -------------         -------          -------           -------
     Sales to unaffiliated customers                     $   1,932            $   407          $   477           $ 2,816
     Cost of sales to unaffiliated customers                 1,851                301              271             2,423
                                                         ---------            -------          -------           -------
     Gross profit unaffiliated customers                 $      81            $   106          $   206           $   393
                                                         =========            =======          =======           =======

Six months ended June 30, 2000                          North America         Europe            Asia              Total
------------------------------                          -------------         -------          -------           -------
     Sales to unaffiliated customers                     $   4,484            $ 1,830          $ 2,244           $ 8,558
     Cost of sales to unaffiliated customers                 2,920              1,553            1,438             5,911
                                                         ---------            -------          -------           -------
     Gross profit unaffiliated customers                 $   1,564            $   277          $   806           $ 2,647
                                                         =========            =======          =======           =======

Six months ended June 30, 1999                          North America         Europe            Asia              Total
------------------------------                          -------------         -------          -------           -------
     Sales to unaffiliated customers                     $   3,767            $   949          $   909           $ 5,625
     Cost of sales to unaffiliated customers                 3,524                937              665             5,126
                                                         ---------            -------          -------           -------
     Gross profit unaffiliated customers                 $     243            $    12          $   244           $   499
                                                         =========            =======          =======           =======


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


RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of revenues for the periods indicated:


                          THREE-MONTHS ENDED JUNE 30,   SIX-MONTHS ENDED JUNE 30
                          --------------------------    ------------------------
                             2000             1999        2000             1999
                          ----------        --------    --------          ------
Revenues                    100.0%           100.0%      100.0%           100.0%
Gross profit                 28.7             14.0        30.9              8.9
General and
     administrative          15.9             21.4        16.5             22.8
Sales and marketing          13.6             16.7        12.2             16.8
Research and development      5.4              4.7         5.4              4.1
Operating loss               (6.1)           (28.8)       (3.2)           (34.8)
Loss before
  income taxes               (3.7)           (25.0)       (2.0)           (31.3)
Net loss                     (4.3)           (16.3)       (2.7)           (20.3)


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

         Revenues. Revenues for the three months ended June 30, 2000 were $4.4 million compared to $2.8 million for the three months ended June 30, 1999, an increase of approximately $1.6 million or 57.1%. Revenues from the wireless and satellite markets increased approximately $1.6 million and $307,000, respectively, while revenues from the automotive, defense and electromagnetic compatibility (EMC) markets each declined slightly. Geographically, revenues from Asia and Europe increased $987,000 and $834,000, respectively, while revenues from North America declined approximately $278,000 from prior year levels. The sharp rise in Asian and European revenues is a result of progress on large wireless contracts, while the decline in North American revenues is a result of the near completion of large defense contracts.

         Cost of revenues. Cost of revenues for the three months ended June 30, 2000 were $3.1 million compared to $2.4 million for the three months ended June 30, 1999. Gross margins increased to 28.7% for the three months ended June 30, 2000 from 14.0% for the three months ended June 30, 1999. This increase is primarily due to the Company's recognition of export related losses during the three months ended June 30, 1999. These losses were non recurring during the three months ended June 30, 2000.

         General and administrative expenses. General and administrative expenses for the three months ended June 30, 2000 were $692,000 compared to $604,000 for the three months ended June 30, 1999, an increase of approximately $88,000 or 14.6%. As a percentage of revenues, general and administrative expenses decreased to 15.9% for the three months ended June 30, 2000 from 21.4% for the three months ended June 30, 1999.

         Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2000 were $591,000 compared to $469,000 for the three months ended June 30, 1999, an increase of approximately $122,000 or 26.0%. As a percentage of revenues, sales and marketing expenses were 13.6% for the three months ended June 30, 2000, an decrease from 16.7% for the three months ended June 30, 1999.

         Research and development expenses. Research and development expenses for the three months ended June 30, 2000 were $235,000 compared to $132,000 for the three months ended June 30, 1999, an increase of $103,000 or 78.0%. The increase was due to continued expenditures on development activity focused on both full systems design in the wireless and automotive markets and new software development in the U.S. and Europe.

         Other income. Other income for the three months ended June 30, 2000 was approximately $106,000 compared to $107,000 for the three months ended June 30, 1999.

         Income taxes. Income tax expense for the three months ended June 30, 2000 was $25,000 compared to $246,000 of income tax benefit for the three months ended June 30, 1999, an increase in expense of $271,000. Although no income tax benefit on losses was recorded, the Company's income tax expense for the three months ended June 30, 2000 reflects income taxes recorded by its profitable foreign operations. The Company recorded a 35% tax benefit for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

         Revenues. Revenues for the six months ended June 30, 2000 were $8.6 million compared to $5.6 million for the six months ended June 30, 1999, a increase of approximately $3.0 million or 53.6%. Revenues from the wireless, defense, and satellite markets increased approximately $2.2 million, $951,000, and $98,000, respectively, while revenues from the automotive and electromagnetic compatibility (EMC) markets declined approximately $197,000 and $98,000, respectively. Geographically, revenues from Asia, Europe, and North America increased $1.3 million, $881,000 and $717,000 respectively. The sharp increase in revenues resulted from the continued progress on large North American defense related contracts, and further inroads into Asia and Europe.

         Cost of revenues. Cost of revenues for the six months ended June 30, 2000 were $5.9 million compared to $5.1 million for the six months ended June 30, 1999. Gross margins increased to 30.9% for the six months ended June 30, 2000 from 8.9% for the six months ended June 30, 1999. This increase is primarily due to the Company's recognition of export related losses during the six months ended June 30, 1999. These losses were not repeated during the six months ended June 30, 2000.

         General and administrative expenses. General and administrative expenses for the six months ended June 30, 2000 were $1.4 million compared to $1.3 million for the six months ended June 30, 1999, an increase of approximately $100,000 or 7.7%. As a percentage of revenues, general and administrative expenses decreased to 16.5% for the six months ended June 30, 2000 from 22.8% for the six months ended June 30, 1999.

         Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2000 were $1.0 million compared to $947,000 for the six months ended June 30, 1999. As a percentage of revenues, sales and marketing expenses were 12.2% for the six months ended June 30, 2000, a decrease from 16.8% for the six months ended June 30, 1999.

         Research and development expenses. Research and development expenses for the six months ended June 30, 2000 were $466,000 compared to $231,000 for the six months ended June 30, 1999, a decrease of $235,000 or 101.7% due mainly to continued expenditures on development activity focused on both full systems design in the wireless and automotive markets and new software development in the U.S. and Europe.

         Other income. Other income for the six months ended June 30, 2000 was approximately $108,000 compared to $201,000 for the six months ended June 30, 1999. This decrease reflects a reduction in the Company's cash balances available for investment.

         Income taxes. Income tax expense for the six months ended June 30, 2000 was $66,000 compared to a $615,000 income tax benefit for the six months ended June 30, 1999, an increase in expense of $681,000. Although no income tax benefit on losses was recorded in the six months ended June 30, 2000, the Company's income tax expense for the period reflects income taxes recorded by its profitable foreign operations. The Company recorded a 35% tax benefit for the six months ended June 30, 1999.

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

         Net cash used in operating activities during the six months ended June 30, 2000 was $1.8 million, resulting primarily from a decrease in accounts payable and accrued expenses, and relating mainly to the Company's payment of the $600,000 U.S. Customs fine. In addition, the net change in the Company's accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, customer advances, and billings in excess of costs and recognized earnings on uncompleted contracts resulted in an $844,000 decrease in cash provided by operating activities.

         Net cash used in investing activities, resulting primarily from purchases of property and equipment during the six months ended June 30, 2000 and 1999 were $196,000 and $284,000, respectively.

         Net cash provided by financing activities was $22,000 and $0 for the six months ended June 30, 2000 and 1999 respectively, relating to the exercise of common stock options.

         During 2000, the Company plans to incur capital expenditures of approximately $450,000, ($431,000 incurred in 1999) a portion of which will be used to improve the Company's hardware and software tools.

         The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the six months ended June 30, 2000, approximately 98% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

         The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.


IMPACT OF YEAR 2000

         In prior years, the Company discussed the nature and progress of its plan to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of its systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed less than $10,000 in connection with this effort. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products or services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


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


ITEM 2. CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The 1999 Annual Meeting of Stockholders of ORBIT/FR, Inc. was held on May 19, 2000. At such meeting the Company's slate of directors were selected for a one year term.

         The voting results are as follows:

                                     FOR                 WITHHELD
            Ze'ev Stein           3,700,000                  0
            Shimon Alon           3,700,000                  0
            Uri Jenach            3,700,000                  0
            Reuven Fatal          3,700,000                  0

         Additionally, the Company's selection of its auditors, Ernst and Young, LLP was ratified. The voting results of such ratification were as follows:
3,700,000 for; zero against.

ITEM 5. OTHER INFORMATION--NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a. EXHIBITS

              27   Financial Data Schedule

         b.  REPORTS ON FORM 8-K - None

ORBIT/FR, INC.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ORBIT/FR, INC.
                                   ---------------------------------------------
                                                    Registrant


Date:   August 8, 2000
                                               By:  /s/  Ze'ev Stein
                                   ---------------------------------------------
                                   Acting President and Chief Executive Officer


Date:   August 8, 2000
                                                By:  /s/  Dave Lubbe
                                   ---------------------------------------------
                                              Chief Financial Officer