Form 10-Q
period 2000-09-30
ORBIT FR INC
filed 2000-11-13
CIK 1037115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

         There were 6,084,473 shares of common stock, $.01 par value, outstanding as of November 10, 2000.

                                 ORBIT/FR, INC.

                                      INDEX

                                                                                                                           PAGE NO.
                                                                                                                           --------
PART I.        FINANCIAL INFORMATION

               Item 1.        Consolidated Financial Statements

                              Consolidated Balance Sheets -- September 30, 2000
                                (Unaudited) and December 31, 1999....................................................          3

                              Consolidated Statements of Operations-- Three and Nine months
                                ended September 30, 2000 and 1999 (Unaudited)........................................          4

                              Consolidated Statements of Cash Flows-- Nine months
                               ended September 30, 2000 and 1999 (Unaudited).........................................          5

                              Notes to Consolidated Financial Statements
                                (Unaudited)..........................................................................          6

               Item 2.        Management's Discussion and Analysis of Financial
                                Condition and Results of Operations..................................................         10

               Item 3.        Quantitative and Qualitative Disclosure About Market Risk..............................         13

PART II.        Other Information

               Item 1.        Legal Proceedings......................................................................         14

               Item 2.        Changes in Securities and Use of  Proceeds.............................................         14

               Item 3.        Defaults upon Senior Securities........................................................         14

               Item 4.        Submission of Matters to a Vote of Security Holders....................................         14

               Item 5.        Other Information......................................................................         14

               Item 6.        Exhibits and Reports on Form 8-K.......................................................         14

Signatures...........................................................................................................         15

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                                                  ORBIT/FR, INC.

                                            CONSOLIDATED BALANCE SHEETS
                                     (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                                             2000            1999
                                                                                         -------------    ------------
                                                                                          (UNAUDITED)
                                                      ASSETS
Current assets:
   Cash and cash equivalents                                                               $  5,091        $  7,353
   Accounts receivable, less allowance of $135 and $244 at
     September 30, 2000 and December 31, 1999, respectively                                   5,187           3,190
   Inventory                                                                                  2,190           2,001
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                                   553           1,140
   Deferred income taxes                                                                        668             651
   Income tax refund receivable                                                                  --             744
   Other                                                                                        323             426
                                                                                           --------        --------

      Total current assets                                                                   14,012          15,505

Property and equipment, net                                                                   1,059           1,093
Cost in excess of net assets acquired, less
   accumulated amortization of $152 and $116 at September
    30, 2000 and December 31, 1999, respectively                                                828             864
Purchased software, less accumulated amortization of $368 and
    $293 at September 30, 2000 and December 31, 1999, respectively                              131             206
Other                                                                                            75             100
                                                                                           --------        --------

        Total assets                                                                       $ 16,105        $ 17,768
                                                                                           ========        ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                        $    931        $  1,726
   Accounts payable--Parent                                                                     646             364
   Accrued expenses                                                                           1,830           2,680
   Income taxes payable                                                                          98              --
   Customer advances                                                                            371              --
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                                   647             930
   Deferred income taxes                                                                        114             131
                                                                                           --------        --------

     Total current liabilities                                                                4,637           5,831

Stockholders' equity:
  Preferred stock: $.01 par value:
     Authorized shares--2,000,000, Issued and outstanding--none                                  --              --

  Common stock: $.01 par value:
     Authorized shares--10,000,000
     Issued --6,084,473 and 6,072,973 at September 30, 2000
       and December 31, 1999 respectively                                                        61              61
  Additional paid-in capital                                                                 15,173          15,139
  Accumulated deficit                                                                        (3,549)         (3,046)
  Treasury stock--62,200 shares                                                                (217)           (217)
                                                                                           --------        --------

      Total stockholders' equity                                                             11,468          11,937
                                                                                           --------        --------

        Total liabilities and stockholders' equity                                         $ 16,105        $ 17,768
                                                                                           ========        ========

                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                              THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------        ------------------------------
                                                  2000               1999               2000               1999
                                               -----------        -----------        -----------        -----------

Contract revenues                              $     4,268        $     3,638        $    12,826        $     9,263

Cost of revenues                                     3,016              2,794              8,927              7,920
                                               -----------        -----------        -----------        -----------

Gross profit                                         1,252                844              3,899              1,343

Operating expenses:

   General and administrative                          570                507              1,980              1,788

   Sales and marketing                                 610                502              1,657              1,449

   Research and development                            412                298                878                528
                                               -----------        -----------        -----------        -----------

Total operating expenses                             1,592              1,307              4,515              3,765
                                               -----------        -----------        -----------        -----------

Operating loss                                        (340)              (463)              (616)            (2,422)

Other income, net                                      102                141                210                341
                                               -----------        -----------        -----------        -----------

Loss before income tax expense (benefit)              (238)              (322)              (406)            (2,081)

Income tax expense (benefit)                            32                (53)                97               (669)
                                               -----------        -----------        -----------        -----------

Net loss                                       $      (270)       $      (269)       $      (503)       $    (1,412)
                                               ===========        ===========        ===========        ===========

Basic and diluted loss  per share              $      (.04)       $      (.04)       $      (.08)       $      (.23)
                                               ===========        ===========        ===========        ===========

Weighted average number
  common shares - basic and diluted              6,022,131          6,019,262          6,015,399          6,025,840
                                               ===========        ===========        ===========        ===========


                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                    2000            1999
                                                                  --------        --------
Cash flows from operating activities:
Net loss                                                           $  (503)       $ (1,412)
Adjustments to reconcile net loss to net cash provided
 by (used in) operating activities:
      Depreciation                                                     303             294
      Amortization                                                     136             137
      Deferred income tax provision (benefit)                          (34)             51
      Changes in operating assets and liabilities
         Accounts receivable                                        (1,997)             98
         Inventory                                                    (189)              2
         Costs and estimated earnings in excess of billings
           on uncompleted contracts                                    587             738
         Income tax refunds receivable                                 744            (496)
         Other assets                                                  103            (181)
         Accounts payable and accrued expenses                      (1,645)           (187)
         Accounts payable--Parent                                      282            (373)
         Income taxes payable                                           98             115
         Customer advances                                             371             (30)
         Billings in excess of costs and estimated earnings
           on uncompleted contracts                                   (283)            473
                                                                  --------        --------

Net cash used in operating activities                               (2,027)           (771)

Cash flows from investing activities:
Purchase of property and equipment                                    (269)           (285)
Purchases of treasury stock                                             --             (55)
                                                                  --------        --------

Net cash used in investing activities                                 (269)           (340)
                                                                  --------        --------

Cash flows from financing activities:
      Issuance of common stock                                          34              --
                                                                  --------        --------

Net cash provided by financing activities                               34              --
                                                                  --------        --------

Net decrease in cash and cash equivalents                           (2,262)         (1,111)
Cash and cash equivalents at beginning of period                     7,353          10,751
                                                                  --------        --------
Cash and cash equivalents at end of period                        $  5,091        $  9,640
                                                                  ========        ========

Supplemental disclosures of cash flow information:
Net cash paid (refunded) during the period for income taxes       $   (460)       $     58
                                                                  ========        ========


                             See accompanying notes.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Interim Financial Information

         The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2000, and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Forms 10-K and Proxy Statement for the period ended December 31, 1999, filed on March 29, 2000 and April 28, 2000, respectively, with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 1999.

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

                                 ORBIT/FR, Inc.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Net Loss Per Share

         Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three and nine months ended September 30, 2000 and 1999 because the assumed effect of these securities would be antidilutive.


3. INVENTORY

         Inventory consisted of the following:


                                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                                  2000                 1999
                                                                              ------------          -----------
                                                                               (UNAUDITED)

Work-in-process                                                                  $  791               $  860
Parts and components                                                              1,399                1,141
                                                                                 ------               ------
                                                                                 $2,190               $2,001
                                                                                 ======               ======

4. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:


                                  SEPTEMBER 30,      DECEMBER 31,
                                     2000                1999
                                  ------------       ------------
                                  (UNAUDITED)

Lab and computer equipment          $1,558             $1,491
Office equipment                     1,031                939
Transportation equipment               243                193
Furniture and fixtures                  65                 63
Leasehold improvements                 127                116
                                    ------             ------
                                     3,024              2,802
Less accumulated depreciation        1,965              1,709
                                    ------             ------
Property and equipment, net         $1,059             $1,093
                                    ======             ======

                                 ORBIT/FR, Inc.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. ACCRUED EXPENSES

   Accrued expenses consists of the following:

                              SEPTEMBER 30,   DECEMBER 31,
                                 2000            1999
                              -------------   ------------
                               (UNAUDITED)

Accrued compensation            $  748          $  562
Accrued contract costs             308             272
Accrued commissions                311             182
Accrued warranty                   202             139
Accrued royalties                  126             133
Other accruals                     135             491
Accrued other charges               --             901
                                ------          ------
                                $1,830          $2,680
                                ======          ======


6. LONG-TERM CONTRACTS

                                                          SEPTEMBER 30,      DECEMBER 31,
                                                             2000               1999
                                                          ------------       ------------
                                                          (UNAUDITED)

Accumulated expenditures on uncompleted contracts          $ 14,368           $ 12,114
Estimated earnings (loss) thereon                               182                (98)
                                                           --------           --------
                                                             14,550             12,016
Less: applicable progress billings                           14,644             11,806
                                                           --------           --------
   Total                                                   $    (94)          $    210
                                                           ========           ========


The long-term contracts are shown in the accompanying balance sheets as follows:

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                     2000              1999
                                                  ------------      ------------
                                                  (UNAUDITED)
Costs and estimated earnings in excess
   of billings on uncompleted contracts            $   553           $ 1,140

Billings in excess of costs and estimated
   earnings on uncompleted contracts                  (647)             (930)
                                                   -------           -------
                                                   $   (94)          $   210
                                                   =======           =======

                                 ORBIT/FR, Inc.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

8. SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three and nine months ended September 30, 2000 and 1999.


Three months ended September 30, 2000                 North America    Europe             Asia            Total
-------------------------------------                 -------------    -------          -------          --------

     Sales to unaffiliated customers                  $ 2,102          $   621          $ 1,545          $ 4,268
     Cost of sales to unaffiliated customers            1,457              471            1,088            3,016
                                                      -------          -------          -------          -------
     Gross profit unaffiliated customers              $   645          $   150          $   457          $ 1,252
                                                      =======          =======          =======          =======

Three months ended September 30, 1999                 North America     Europe             Asia            Total
-------------------------------------                 -------------    -------          -------          --------

     Sales to unaffiliated customers                  $ 2,287          $   532          $   819          $ 3,638
     Cost of sales to unaffiliated customers            1,843              412              539            2,794
                                                      -------          -------          -------          -------
     Gross profit unaffiliated customers              $   444          $   120          $   280          $   844
                                                      =======          =======          =======          =======

Nine months ended September 30, 2000                  North America     Europe             Asia            Total
-------------------------------------                 -------------    -------          -------          --------

     Sales to unaffiliated customers                  $ 6,586          $ 2,451          $ 3,789          $12,826
     Cost of sales to unaffiliated customers            4,377            2,024            2,526            8,927
                                                      -------          -------          -------          -------
     Gross profit unaffiliated customers              $ 2,209          $   427          $ 1,263          $ 3,899
                                                      =======          =======          =======          =======

Nine months ended September 30, 1999                  North America     Europe             Asia            Total
-------------------------------------                 -------------    -------          -------          --------

     Sales to unaffiliated customers                  $ 6,094          $ 1,446          $ 1,723          $ 9,263
     Cost of sales to unaffiliated customers            5,454            1,300            1,166            7,920
                                                      -------          -------          -------          -------
     Gross profit unaffiliated customers              $   640          $   146          $   557          $ 1,343
                                                      =======          =======          =======          =======


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


RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of revenues for the periods indicated:



                                  THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30
                                  --------------------------------   ------------------------------
                                      2000              1999              2000              1999
                                     ------            ------            ------            ------

Contract revenues                    100.0%            100.0%            100.0%            100.0%
Gross profit                          29.3              23.2              30.4              14.5
General and
     administrative                   13.4              13.9              15.4              19.3
Sales and marketing                   14.3              13.8              12.9              15.6
Research and development               9.6               8.2               6.8               5.7
Operating loss                        (8.0)            (12.7)             (4.8)            (26.1)
Loss before
  income taxes                        (5.6)             (8.9)             (3.2)            (22.5)
Net loss                              (6.4)             (7.4)             (3.9)            (15.2)


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

         Revenues. Revenues for the three months ended September 30, 2000 were $4.3 million compared to $3.6 million for the three months ended September 30, 1999, an increase of approximately $630,000 or 17.3%. Revenues from the wireless market increased approximately $1.1 million, while revenues from the defense and satellite markets declined $360,000 and $140,000, respectively. Revenues from the automotive and electromagnetic compatibility markets remained relatively constant. Geographically, revenues from Europe and Asia increased $89,000 and $726,000, respectively, while revenues from North America declined approximately $185,000 from prior year levels. The sharp rise in Asian and European revenues is a result of progress on large wireless contracts, while the decline in North American revenues is a result of the near completion of large defense contracts.

         Cost of revenues. Cost of revenues for the three months ended September 30, 2000 were $3.0 million compared to $2.8 million for the three months ended September 30, 1999. Gross margins increased to 29.3% for the three months ended September 30, 2000 from 23.2% for the three months ended September 30, 1999. The increased margins are due to improvements in the Company's bid and proposal and manufacturing processes.

         General and administrative expenses. General and administrative expenses for the three months ended September 30, 2000 were $570,000 compared to $507,000 for the three months ended September 30, 1999, an increase of approximately $63,000 or 12.4%. As a percentage of revenues, general and administrative expenses decreased to 13.4% for the three months ended September 30, 2000 from 13.9% for the three months ended September 30, 1999.

         Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2000 were $610,000 compared to $502,000 for the three months ended September 30, 1999, an increase of approximately $108,000 or 21.5%. As a percentage of revenues, sales and marketing expenses were 14.3% for the three months ended September 30, 2000, an increase from 13.8% for the three months ended September 30, 1999. The increase in sales and marketing expenses over prior year levels is a result of increased commissions expense on increased contract revenues, and additional investment in the Company's North American sales rep network.

         Research and development expenses. Research and development expenses for the three months ended September 30, 2000 were $412,000 compared to $298,000 for the three months ended September 30, 1999, an increase of $114,000 or 38.2%. The increase was due to continued expenditures on development activity focused on both full systems design in the wireless and automotive markets and new software development in the U.S. and Europe.

         Other income. Other income, net, for the three months ended September 30, 2000 was approximately $102,000 compared to $141,000 for the three months ended September 30, 1999, a decrease of approximately $39,000 or 27.7%. This decrease reflects a reduction in the Company's cash balances available for investment.

         Income taxes. Income tax expense for the three months ended September 30, 2000 was $32,000 compared to $53,000 of income tax benefit for the three months ended September 30, 1999, an increase in expense of $85,000. Although no income tax benefit on losses was recorded, the Company's income tax expense for the three months ended September 30, 2000 reflects income taxes recorded by its profitable foreign operations. The Company recorded a 35% tax benefit for the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

         Revenues. Revenues for the nine months ended September 30, 2000 were $12.8 million compared to $9.3 million for the nine months ended September 30, 1999, an increase of approximately $3.5 million or 38.5%. Revenues from the wireless and defense markets increased approximately $3.3 million, $582,000, respectively, while revenues from the satellite, automotive and electromagnetic compatibility (EMC) markets declined approximately $62,000, $191,000 and $34,000, respectively. Geographically, revenues from Asia, Europe, and North America increased $2.1 million, $1.0 million and $492,000 respectively. The sharp increase in revenues resulted from the completion of a large North American defense related contract, and significant progress on major wireless contracts in Asia and Europe.

         Cost of revenues. Cost of revenues for the nine months ended September 30, 2000 were $8.9 million compared to $7.9 million for the nine months ended September 30, 1999. Gross margins increased to 30.4% for the nine months ended September 30, 2000 from 14.5% for the nine months ended

September 30, 1999. The increased margins are due primarily to improvements in the Company's bid and proposal and manufacturing processes, and the Company's recognition of export related losses during the nine months ended September 30, 1999. These losses were non-recurring during the nine months ended September 30, 2000.

         General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2000 were $2.0 million compared to $1.8 million for the nine months ended September 30, 1999, an increase of approximately $200,000 or 10.9%. As a percentage of revenues, general and administrative expenses decreased to 15.4% for the nine months ended September 30, 2000 from 19.3% for the nine months ended September 30, 1999.

         Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2000 were $1.7 million compared to $1.4 million for the nine months ended September 30, 1999, an increase of approximately $300,000. As a percentage of revenues, sales and marketing expenses were 12.9% for the nine months ended September 30, 2000, a decrease from 15.6% for the nine months ended September 30, 1999 . The increase in sales and marketing expenses over prior year levels is a result of increased commissions expense on increased contract revenues, and additional investment in the Company's North American sales rep network.

         Research and development expenses. Research and development expenses for the nine months ended September 30, 2000 were $878,000 compared to $528,000 for the nine months ended September 30, 1999, a decrease of $350,000 or 66.3% due mainly to continued expenditures on development activity focused on both full systems design in the wireless and automotive markets and new software development in the U.S. and Europe.

         Other income. Other income, net, for the nine months ended September 30, 2000 was approximately $210,000 compared to $341,000 for the nine months ended September 30, 1999. This decrease reflects a reduction in the Company's cash balances available for investment.

         Income taxes. Income tax expense for the nine months ended September 30, 2000 was $97,000 compared to a $669,000 income tax benefit for the nine months ended September 30, 1999, an increase in expense of $766,000. Although no income tax benefit on losses was recorded in the nine months ended September 30, 2000, the Company's income tax expense for the period reflects income taxes recorded by its profitable foreign operations. The Company recorded a 35% tax benefit for the nine months ended September 30, 1999.

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

         Net cash used in operating activities during the nine months ended September 30, 2000 was $2.0 million. Primary reductions in cash from operations resulted from the decrease in accounts payable and accrued expenses, and relating mainly to the Company's March 2, 2000 payment of the $600,000 U.S. Customs fine, and payment of the related accrued legal expenses. In addition, the net change in the Company's accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, customer advances, and billings in excess of costs and recognized earnings on uncompleted contracts resulted in an $1.3 million decrease in cash provided by operating activities.

         Net cash used in investing activities resulted primarily from purchases of property and equipment. During the nine months ended September 30, 2000 and 1999 such purposes were $269,000 and $285,000, respectively.

         Net cash provided by financing activities was $34,000 and $0 for the nine months ended September 30, 2000 and 1999 respectively. The $34,000 provided related to the exercise of common stock options.

         During 2000, the Company plans to incur capital expenditures of approximately $450,000, ($431,000 incurred in 1999) a portion of which will be used to improve the Company's hardware and software tools.

         The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the nine months ended September 30, 2000, approximately 98% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

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


ITEM 2. CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION--NOT APPLICABLE

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


                                                         ORBIT/FR, INC.
                                          --------------------------------------
                                                       Registrant


Date:   November 10, 2000
                                            By:  /s/  David S. Bernstein
                                          --------------------------------------
                                          President and Chief Operating Officer


Date:    November 10, 2000
                                                   By:  /s/  Dave Lubbe
                                          --------------------------------------
                                                 Chief Financial Officer