Form 10-K
period 2000-12-31
ORBIT FR INC
filed 2001-03-30
CIK 1037115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $2,980,591 (1). As of March 30, 2001, 6,084,473 shares of common stock were outstanding.

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's common stock outstanding, reduced by the amount of the common stock held by the officers, directors and shareholders owning in excess of 10% of the Company's common stock, multiplied by the last reported sale price for the Company's common stock on March 22, 2001. The information provided shall in no way be construed as an admission that any officer, director, or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

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

                             ORBIT/FR, INC.

                                 INDEX

                                                                                                                     PAGE NO.
PART I.

      Item 1.     Business...........................................................................................    4

      Item 2      Properties.........................................................................................   15

      Item 3      Legal Proceedings..................................................................................   15

      Item 4      Submission of Matters to a Vote of Security Holders ...............................................   15

      Item 4.1    Executive Officers and Key Employees...............................................................   16

PART II.

      Item 5      Market for the Registrant's Common Equity and Related Stockholder Matters..........................   17

      Item 6      Selected Financial Data............................................................................   18

      Item 7      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.........................................................................................   18

      Item 8      Financial Statements and Supplementary Data........................................................   24

      Item 9      Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure.........................................................................................   24

PART III

      Item 10     Directors and Executive Officers of the Registrant.................................................   24

      Item 11     Executive Compensation.............................................................................   24

      Item 12     Security Ownership of Certain Beneficial Owners and Management.....................................   24

      Item 13     Certain Relationships and Related Transactions.....................................................   24

PART IV

      Item 14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................   25


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

     The Company markets and sells its systems to customers in the United States and throughout the world. Within the Company's targeted industries, the Company's customers include manufacturers of wireless systems and products, such as Motorola, Nokia and Ericsson; manufacturers of systems and products that incorporate microwave technology, such as Lockheed Martin, Raytheon, Northrop Grumman, and Boeing; and telecommunications service providers that rely on microwave technology, such as AT&T, NTT and British Telecom. The Company's customers also include the United States government and several foreign governments.

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

     Technologies was incorporated in 1985 as a wholly-owned subsidiary of Alchut to provide sales and customer support for Alchut's products in the United States, including positioning subsystems. In 1991, Technologies began to focus on the development and design of its own proprietary microwave test and measurement products and systems. In 1994, Technologies recognized the potential for providing customers with fully integrated microwave test and measurement solutions and began incorporating its software technology with hardware from third-party manufacturers, including Alchut. Technologies continues to subcontract certain production services to Alchut through Engineering but retains the right to select any other production subcontractor.

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

     On May 4, 1998, the Company purchased the principal assets of Quantum Change/EMC Systems, Inc. The acquisition formed a new division responsible for Electromagnetic Compatibility ("EMC") Testing Systems. Quantum Change/EMC Systems provides hardware-independent software solutions to the EMC marketplace. On December 31, 2000, the assets of EMC division were sold under a license agreement.

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

     Within the wireless communications, satellite, automotive and aerospace/ defense industries, test and measurement products and systems are used during all stages of a product's life cycle: product development, pre-production qualification, production testing and product maintenance. Given the broad scope of testing procedures, it is not uncommon for a manufacturer or service provider to own and operate more than one microwave test and measurement system.

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

     The Company offers a wide range of standard and custom microwave test and measurement solutions for cellular/PCS handset testing, cellular base station testing, satellite testing, automotive testing and specialized aerospace/ defense-related testing. The Company's products include test and measurement software, microwave receivers, positioner subsystems, as well as other microwave products, all of which are typically incorporated into the Company's systems. The Company's proprietary software supports the Company's own test and measurement products as well as those manufactured by third parties. The Company's engineers and other technical staff use their broad expertise to assess and understand their customers' specific microwave test and measurement needs, process orders quickly, keep delivery time to a minimum, provide comprehensive customer support and release new software on a regular basis.

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

     PURSUING GROWTH IN INTERNATIONAL MARKETS. Approximately 52% and 36% of the Company's revenues during 2000 and 1999 respectively were derived from international customers. The Company believes that the growth of the international microwave test and measurement marketplace over the next several years will be due in large part to worldwide economic development, governmental policies aimed at improving the communications infrastructure in developing countries and the increasing globalization of commerce. The Company is devoting significant efforts to increasing its share of the international market for microwave test and measurement systems by strengthening and expanding its sales network through the establishment of foreign sales and customer service centers and the appointment of additional international sales representatives. In addition, the Company believes it has a competitive advantage due to the duty-free status of its products manufactured in Israel and sold into the European Union. As fully detailed under History on page 5, the Company received notice that the State Department approved its Commodity Jurisdiction request submitted in 1998. The approval removes the vast majority of the Company's basic antenna measurement software products and systems from the U.S. Munitions List. These products would not be subject to the State Department's non-discretionary policy of denying license applications for exports announced on November 2, 1999. As a result, the Company believes that future growth in international markets should improve due to this recent action.

     LEVERAGING TECHNOLOGICAL EXPERTISE TO EXPAND INTO COMPLIMENTARY MARKETS. The Company intends to leverage its technological expertise in microwave test and measurement systems to expand into complementary markets that the Company believes offer high growth potential and where the Company's technology provides competitive advantages. The Company has targeted Microwave Non-Destructive Testing ("NDT") systems and certain non-test and measurement microwave products as potential future markets.

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

     Cellular/PCS/Pager Systems. ORBIT/FR believes it is a leader in the design and delivery of high-performance test and measurement systems for manufacturers of cellular/PCS handsets and pagers. The Company has developed a standard system based on its spherical near-field technology that the Company sells as a turnkey off-the-shelf product. The system consists of the Company's software, receiver and positioning subsystem built into a small anechoic chamber together with a human torso. The positioning subsystem allows a probe to trace a sphere around the handset or pager held by the mannequin, thus fully sampling the complete microwave properties of the device under test.

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

     The Company generates sales leads for new customers through referrals from existing customers and other industry suppliers, its reputation in the industry, its on-line catalog, advertising in trade publications and on the World Wide Web and participation in conferences and trade shows.

CUSTOMER SUPPORT

     The Company is committed to providing customer satisfaction through superior service and support of its products. Through its Customer Service Response Center ("CSRC") the Company handles warranty support, field service, technical support, training, service contracts, spare parts and user documentation issues. Through a trained customer service representative and a direct phone number (1-800-ORBIT59) the Company is positioned to provide solutions upon notification. ORBIT/FR's customer service capabilities are achieved by providing comprehensive training through offices located in the U.S., Europe and Israel.

CUSTOMERS

     The Company has installations with customers in the wireless communications, satellite, automotive and aerospace/defense industries. Representative customers that have purchased systems from the Company include:

    Wireless Communications...............   Alcatel, Andrew, AT&T, Bell
                                             Atlantic, BAE, Celwave, Daewoo,
                                             Ericsson, GTE, IBM, ITT, Korea
                                             Mobile Telecom, Lucent
                                             Technologies, Motorola, NEC, Nokia,
                                             Northern Telecom, NTT, Qualcomm,
                                             RCA, SiemensPlessey, Telebras and
                                             Tenovis,.

    Satellite ............................   DASA, Elenia Spazio, Harris,
                                             Lockheed Martin, Space
                                             Systems/Loral, Raytheon and TRW.

    Automotive............................   BMW, Ford, Mitsubishi, SAAB,
                                             Samsung and Toyota.

    Aerospace/Defense.....................   Aerospatiale, Ball Aerospace,
                                             Boeing, British Aerospace,
                                             Dassault, General Electric, Israel
                                             Aircraft Industry, ITT Avionics,
                                             Lockheed Martin/Loral, Mitsubishi
                                             Heavy Industries, NASA,
                                             Northrop-Grumman, Pratt & Whitney,
                                             Racal Avionics, Raytheon E-Systems,
                                             Rockwell International, SAAB
                                             Missiles, SPAR Aerospace, Texas
                                             Instruments, Tracor/AEL and the
                                             United States Air Force, Army and
                                             Navy.

     The Company's customers are located in the Americas (the United States, Canada, Brazil and Argentina), Europe (the United Kingdom, France, Germany, Italy, Holland, Spain, Austria, Denmark, Poland, Finland, Norway, Sweden, Switzerland and Portugal) and throughout the rest of the world (Japan, Korea, Thailand, Taiwan, Singapore, Indonesia, Israel, Australia and South Africa). See
Note 7 of the Notes to Consolidated Financial Statements for a discussion of the geographic concentration of the Company's revenues.

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

BACKLOG

     At December 31, 2000 and 1999, the Company's backlog was approximately $12.3 million and $6.6 million, respectively. The Company includes in backlog only those orders for which it has received and accepted a completed purchase order. Such orders are generally subject to cancellation by the customer with payment of a specified charge. The delivery lead time on the Company's products and systems generally averages approximately three months, but can be as short as a few days and as long as 12 months or more. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential shipment delays, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

RESEARCH AND DEVELOPMENT

     The Company believes that its future success depends on its ability to adapt to rapidly changing technological circumstances within the industries it serves and to continue to meet the needs of its customers. Accordingly, the timely development and introduction of new products is essential to maintain the Company's competitive position. The Company develops all of its products in-house and currently has a research and development staff which includes twelve engineers. A significant portion of the Company's research and development efforts has been conducted in direct response to the specific requirements of customers' orders, and, accordingly, such amounts are included in the cost of sales when incurred and the related funding is included in net revenues at such time. Research and development expenses of the Company for fiscal years ended December 31, 2000, 1999 and 1998 were $984,000, $750,000 and $890,000 respectively.

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

EMPLOYEES

     As of December 31, 2000, the Company had a total of 87 employees, including 12 in software and research and development, 26 in engineering and program management, 17 in sales, marketing and customer support services, 19 in production and 13 in administration. Thirty employees are located at the Company's headquarters in Horsham, Pennsylvania, 23 are located in California, 22 are located in Israel, and 12 are located in Germany. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     The Company occupies approximately 20,000 square feet of space at its headquarters in Horsham, Pennsylvania under a lease expiring in October 2003. The current annual base rent is approximately $219,000. The Company also maintains sales, engineering, technical support and program management facilities in Israel and Germany, and its manufacturing facilities in Santee, California. The Company's current aggregate annual rental expenses for these additional facilities are approximately $147,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 4.1 EXECUTIVE OFFICERS AND KEY EMPLOYEES

       The following table sets forth certain information regarding the Company's executive officers, and certain key employees.

       NAME              AGE                           POSITION
--------------------     ----     ---------------------------------------------
  Ze'ev Stein            48       Chairman, Acting Chief Executive Officer
  David S. Bernstein     54       President, Chief Operating Officer
  Dave Lubbe             37       Chief Financial Officer
  John Aubin             47       Vice President Measurement Systems
  Moshe Pinkasy          50       Chief Operating Officer, Engineering
  Marcel Boumans         43       Managing Director, GmbH
  Gabriel Sanchez        49       President, AEMI
  Mark Bates             30       Vice President, Software Development - USA

     Ze'ev Stein has served as Chairman of the Board and acting Chief Executive Officer of the Company since October 1998. He has also served as a Director of the Company and its predecessor since March 1996. Since July 1994, Mr. Stein has served as a Director of Alchut and since September 1996, Mr. Stein has also served as the Vice-President of Operations of Alchut. From 1991 to 1996, Mr. Stein was the General Manager of Stein Special Art, Ltd., located in Ra'anana, Israel.

     David S. Bernstein was named President in August 2000, and has served with the Company since March 1999. From 1997 to 1998 Mr. Bernstein served as Vice President of Operations at Aydin Telemetry. From 1995 to 1997 Mr. Bernstein served as VP Operations at Solid State Devices, Inc. From 1991 to 1995 Mr. Bernstein served as Vice President and General Manager of Microtran.

     Dave Lubbe was named Chief Financial Officer in July 2000. From 1997 to 2000 Mr. Lubbe served as the Company's Controller.

     John Aubin has served as Vice President of Measurement Systems since June 1996. From 1991 to 1996, Mr. Aubin was Vice President in charge of the Antenna Measurement Business Area for Flam & Russell.

     Moshe Pinkasy has served as the Chief Operating Officer of Engineering since January 1997. From February 1996 to December 1996, Mr. Pinkasy was Alchut's Manager of the Microwave Test and Measurement Business in Israel. From 1992 to 1996, Mr. Pinkasy served, in various capacities, as the Mechanical Engineering Department Manager for Alchut.

     Marcel Boumans has served as the Managing Director of the GmbH since March 1997. Effective January 1, 2000 Mr. Boumans is responsible for sales and customer support for Europe. From June 1995 to March 1997, Mr. Boumans was a Systems Design Engineer for Dornier Satelliten Systeme GmbH, the satellite systems subsidiary of Daimler-Benz Aerospace. From 1990 to 1995, Mr. Boumans was a Systems Design Engineer for Dornier GmbH, the communications and defense subsidiary of Daimler-Benz Aerospace.

     Gabriel Sanchez has served as President of AEMI since its establishment in March of 1980. Prior to that period, Mr. Sanchez worked for Plessy Microwave and Emerson and Cumming.

     Mark A. Bates was named the Company's Vice President of Software Development, U.S.A. in January 2000, and has served in several software development capacities since joining the company in 1995.

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

                                         2000                      1999
                                         ----                      ----
YEAR ENDED DECEMBER 31,           HIGH          LOW          HIGH          LOW
                                  ----          ----         ----          ---
     First Quarter              $14 3/16       $2 3/4         $3         $1 5/8

     Second Quarter              $6 5/8        $2 1/4      $3 15/16      $1 9/16

     Third Quarter               $3 9/16       $2 5/16      $2 7/8       $1 1/8

     Fourth Quarter                $3           $3/4          $5           $2


     On March 22, 2001, there were 35 holders of record of Common Stock. Based on information received by the Company from its stock transfer agent, the Company believes that there are approximately 2,000 beneficial owners of its common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data:
(amounts in thousands, except per share data)                                   Year Ended December 31,

                                                        2000             1999              1998              1997             1996
                                                     -------------------------------------------------------------------------------

Contract revenues                                    $ 16,862          $ 12,923          $ 11,913          $ 22,055           10,404
Cost of revenues                                       11,563            11,242            10,563            13,227            6,450
                                                     --------          --------          --------          --------         --------
Gross profit                                            5,299             1,681             1,350             8,828            3,954
General and administrative                              2,523             2,512             2,747             1,552            1,315
Sales and marketing                                     2,471             2,073             1,870             1,527              791
Research and development                                  984               750               890             1,228              581
Other charges                                            --                --               2,300              --               --
                                                     --------          --------          --------          --------         --------

Operating income (loss)                                  (679)           (3,654)           (6,457)            4,521            1,267
Other income                                              286               427               653               379                3
                                                     --------          --------          --------          --------         --------

Income (loss) before income taxes                        (393)           (3,227)           (5,804)            4,900            1,270
Income tax expense (benefit)                              195               183            (1,673)            1,774              439
                                                     --------          --------          --------          --------         --------

Net income (loss)                                    $   (588)         $ (3,410)         $ (4,131)         $  3,126         $    831
                                                     ========          ========          ========          ========         ========

Basic earnings (loss) per share                      $   (.10)         $  (0.57)         $   (.68)         $   0.61         $   0.21
                                                     ========          ========          ========          ========         ========

Diluted earnings (loss) per share                    $   (.10)         $  (0.57)         $   (.68)         $   0.60         $   0.21
                                                     ========          ========          ========          ========         ========


Consolidated Balance Sheet Data:
(amounts in thousands)                                                                December 31,

                                                      2000              1999              1998              1997               1996
                                                      ----              ----              ----              ----                ----
Working capital                                      $ 8,626           $ 9,154           $12,964           $19,635           $ 3,270
Total assets                                          16,210            17,768            23,005            28,654             9,903
Total long term debt                                    --                --                --               2,957             2,722
Stockholder's equity                                  11,383            11,937            15,402            19,093             1,859


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenues. Revenues for the year ended December 31, 2000 were approximately $16.9 million compared to approximately $12.9 million for the year ended December 31, 1999, an increase of approximately $4.0 million or 30.4%. Approximately $1.6 million and $3.0 million of the net increase was attributable to the wireless and aerospace/defense markets which experienced increases in contracts worldwide as the Company increased its focus on these markets. Revenues from the EMC, automotive and satellite markets declined approximately $0.4 million, $0.2 million, and $0.1 million respectively. Geographically, revenues from Asia and Europe, increased approximately $3.5 million, $0.6 million, respectively, while North American revenues decreased approximately $0.2 million. The sharp increase in revenues resulted from significant progress on major wireless contracts in Asia.

     Cost of revenues. Cost of revenues for the year ended December 31, 2000 were approximately $11.6 million compared to approximately $11.2 million for the year ended December 31, 1999. Gross margins increased to 31.4% for the year ended December 31, 2000 from 13.0% for the year ended December 31, 1999. The increased margins are due primarily to improvements in the Company's bid and proposal and manufacturing processes, and the Company's recognition of export related and European contract losses recorded during the year ended December 31, 1999. These losses were non-recurring during the year ended December 31, 2000.

     General and administrative expenses. General and administrative expenses for the years ended December 31, 2000 and 1999 were approximately $2.5 million. As a percentage of revenues, general and administrative expenses decreased to 15.0% for the year ended December 31, 2000 from 19.4% for the year ended December 31, 1999. This decrease is principally due to an increased revenue base, and level general and administrative costs year over year.

     Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2000 were approximately $2.5 million compared to approximately $2.1 million for the year ended December 31, 1999, an increase of approximately $0.4 million or 16.1%. As a percentage of revenues, sales and marketing expenses were 14.7% for the year ended December 31, 2000, a decrease from 16.0% for the year ended December 31, 1999. The increase in sales and marketing expenses over prior year levels is a result of increased commissions expense on increased contract revenues, and additional investment in the Company's North American sales rep network.

     Research and development expenses. Research and development expenses for the year ended December 31, 2000 were approximately $1.0 million compared to approximately $0.8 million for the year ended December 31, 1999, an increase of approximately $0.2 million or 31.2% due mainly to continued expenditures on development activity focused on both full systems design in the wireless and automotive markets and new software development in the U.S. and Europe.

     Income taxes. Income tax expense for the years ended December 31, 2000 and 1999 was $0.2 million. Although no income tax benefit on losses was recorded during the year ended December 31, 2000, the Company's income tax expense for the period reflects income taxes recorded by certain profitable foreign operations. During the year ended December 31, 1999, the Company recorded a valuation allowance against its deferred tax asset of approximately $1.2 million. This 1999 allowance was a result of the Company reporting negative operating income, and the uncertainty with regard to the Company's ability to generate sufficient taxable income in future periods to realize all of the deferred tax asset.

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

     Other charges. Other charges for the year ended December 31, 1998 were approximately $2.3 million compared to no expenses incurred during the year ended December 31, 1999. This 1998 expense represented costs associated with the acquisition of RDL, Inc. which did not occur, expenses stemming from the Company's internal investigation over the U.S. Customs matter including an estimate to settle the case with the U.S. Attorney, including related legal charges and charges related to the Company's requirement to adopt revised export procedures in light of the new export classification of its products. The Company's reserve, recorded on December 31, 1998,covered all related 1999 expenditures.

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

LIQUIDITY AND CAPITAL RESOURCES

     During 1998, 1999, and 2000 the Company has satisfied its working capital requirements through cash flows from equity financing. Net operating losses recorded in the past three years have caused negative cash flows from operating activities during 1998, 1999, and 2000.

     Net cash used in operating activities during the year ended December 31, 2000 was $0.9 million. Primary reductions in current year cash from operations resulted from the Company recording a $588,000 net loss, and decrease in accounts payable and accrued expenses of $1.9 million, relating mainly to the Company's payment of the $600,000 U.S. Customs fine during March 2000, and payment of the related accrued legal expenses. Although the Company's accounts receivable balances increased by approximately $1.3 million, resulting in net cash used by operating activities, $557,000, $504,000, and $371,000 of operating cash was generated by a decrease in costs and estimated earnings in excess of billings on uncompleted contracts, and increase in customer advances, and an increase in billings in excess of costs and estimated earnings on uncompleted contracts, respectively. The Company's primary offset to its reductions in operating cash was the receipt of approximately $600,000 of income tax refunds.

     Net cash used in investing activities resulted primarily from purchases of property and equipment and the capitalization of software development costs during the year ended December 31, 2000 in the amount of $421,000 and $182,000, respectively.

     Net cash provided by financing activities was $34,000 for the year ended December 31, 2000 and related to the exercise of common stock options. Net cash used in financing activities during the year ended December 31, 1999 was $2.8 million was primarily related to repayment of its note payable - Parent on December 31, 1999.

     The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the year ended December 31, 2000, approximately 82% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

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

     RISKS ASSOCIATED WITH INTERNATIONAL SALES. In 2000 and1999, international sales comprised approximately 52% and 36% of the Company's total sales, and the Company expects its international business to continue to account for a material part of its revenues. International sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. The non discretionary three year denial policy for Munitions List items stemming from the U.S. Customs Plea agreement, further restricts future exports. This action was materially limited, when on March 5, 2000, the State Department notified the Company that it's Commodities Jurisdiction request submitted in 1998 was approved. The approval removes the vast majority of the Company's antenna measurement software products and systems from the U.S Munitions List. These products now fall under the jurisdiction of the Commerce Department and therefore would not be subject to the State department's non discretionary policy of denying license applications. Although the export process will become much more efficient under Commerce regulations effective March 1, 2000, there can be no assurance that the Company will be able to continue to compete successfully in international markets or that its international sales will be profitable. Approximately 82% of the Company's sales in 2000 were denominated in U.S. dollars. Accordingly, the Company believes that it does not have significant exposure to fluctuations in currency. However, fluctuations in currency could adversely affect the Company's customers.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and consolidated financial statements are set forth in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

     None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from the Company's 2001 Proxy Statement to be filed pursuant to General Instruction G(3) to the Form 10-K, except information concerning Certain Executive Officers and Key Employees which is set forth in
Item 4.1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the Company's 2001 Proxy Statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Company's 2001 Proxy Statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Company's 2001 Proxy Statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS FORM 8-K

  (a)(1)  Consolidated Financial Statements

              Report of Independent Auditors

              Consolidated Balance Sheets at December 31, 2000 and 1999

              Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998

              Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998

              Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

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

  (a)(3)  Exhibits

               The exhibits filed as part of this report are listed under exhibits as subsection (c)of this Item 14.

  (b)       Current Reports on Form 8-K

               No report on Form 8-K was filed on behalf of the Registrant during the last quarter of the period covered by this report.


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


                                         ORBIT/FR, INC


Date: March 30, 2001                   /s/ Ze'ev Stein
                                       -----------------
                                       Ze'ev Stein, Chief Executive Officer
                                       Chairman of the Board

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

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 30th day of March, 2000.



Name                              Title
----                              -----

/s/ Ze'ev Stein                   Chairman of the Board, Chief Executive Officer
-----------------------------     (principal executive officer)
Ze'ev Stein

/s/ David S. Bernstein            President and Chief Operating Officer
-----------------------------
David S. Bernstein

/s/ Dave Lubbe                     Chief Financial Officer
-----------------------------      (principal accounting and financial officer)
Dave Lubbe

/s/ Shimon Alon                    Director
-----------------------------
Shimon Alon

/s/ Uri Jenach                    Director
-----------------------------
Uri Jenach

/s/ Reuven Fattal                 Director
-----------------------------
Reuven Fattal

/s/ Doran Ginat                   Director
-----------------------------
Doran Ginat

                         Report of Independent Auditors


Stockholders and Board of Directors
ORBIT/FR, Inc.

We have audited the accompanying consolidated balance sheets of ORBIT/FR, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ORBIT/FR, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                       /s/  Ernst & Young LLP

Philadelphia, Pennsylvania
March 7, 2001

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     DECEMBER 31,
                                                                   2000         1999
                                                                 -------      -------

                                     ASSETS
Current assets:
   Cash and cash equivalents                                    $  5,868       $  7,353
   Accounts receivable, less allowance of $184 and $244
     in 2000 and 1999, respectively                                4,572          3,190
   Inventory                                                       1,976          2,001
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                        583          1,140
   Deferred income taxes                                             170            131
   Income tax refunds receivable                                    --              744
   Other                                                             284            426
                                                                --------       --------
   Total current assets                                           13,453         14,985

Property and equipment, net                                        1,097          1,093
Deferred income taxes                                                520            520
Cost in excess of net assets acquired, less
   accumulated amortization of $150 and $116 in 2000
   and 1999, respectively                                            724            864
Purchased software, less accumulated amortization
   of $317 and $293 in 2000 and 1999, respectively                    35            206
Software development costs                                           182           --
Other                                                                199            100
                                                                --------       --------

     Total assets                                               $ 16,210       $ 17,768
                                                                ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                             $    742       $  1,726
   Accounts payable--Parent                                          368            364
   Accrued expenses                                                1,756          2,680
   Customer advances                                                 504           --
   Income taxes payable                                               48           --
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                      1,301            930
   Deferred income taxes                                             108            131
                                                                --------       --------
     Total current liabilities                                     4,827          5,831

Stockholders' equity:
  Preferred stock: $.01 par value:
     Authorized shares--2,000,000
     Issued and outstanding shares--none                            --             --
  Common stock: $.01 par value:
     Authorized shares--10,000,000
     Issued --6,084,473 and 6,072,973 in 2000 and 1999                61             61
  Additional paid-in capital                                      15,173         15,139
  Accumulated deficit                                             (3,634)        (3,046)
  Treasury stock--62,200 shares in 2000 and 1999                    (217)          (217)
                                                                --------       --------
     Total stockholders' equity                                   11,383         11,937
                                                                --------       --------

     Total liabilities and stockholders' equity                 $ 16,210       $ 17,768
                                                                ========       ========


                             See accompanying notes.

                                 ORBIT/FR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)





                                                     YEAR ENDED DECEMBER 31,
                                             2000             1999              1998
                                       ------------------------------------------------
Contract revenues                      $    16,862       $    12,923       $    11,913

Cost of revenues                            11,563            11,242            10,563
                                       -----------       -----------       -----------

Gross profit                                 5,299             1,681             1,350

Operating expenses:

   General and administrative                2,523             2,512             2,747

   Sales and marketing                       2,471             2,073             1,870

   Research and development                    984               750               890

   Other charges                              --                --               2,300
                                       -----------       -----------       -----------

Total operating expenses                     5,978             5,335             7,807
                                       -----------       -----------       -----------

Operating loss                                (679)           (3,654)           (6,457)

Other income, net                              286               427               653
                                       -----------       -----------       -----------

Loss before income taxes                      (393)           (3,227)           (5,804)

Income tax expense (benefit)                   195               183            (1,673)
                                       -----------       -----------       -----------

Net loss                               $      (588)      $    (3,410)      $    (4,131)
                                       ===========       ===========       ===========

Basic and diluted loss per share       $      (.10)      $      (.57)      $      (.68)
                                       ===========       ===========       ===========

Weighted average number of common
   shares outstanding                    6,017,145         6,022,043         6,059,000
                                       ===========       ===========       ===========






                             See accompanying notes.

                                 ORBIT/FR, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)


                                                                               Retained
                                                               Additional       Earnings                                     Total
                                         Common Stock            Paid-in      (Accumulated         Treasury Stock      Stockholders'
                                      Shares        Amount       Capital       Deficit)        Shares        Amount        Equity
                                     --------      --------      --------      --------       --------      --------      --------


Balance, December 31, 1997              6,000      $     60      $ 14,538      $  4,495           --            --         $ 19,093

  Issuance of shares - AEMI
     acquisition                           73             1           601          --             --            --              602

  Purchase of treasury shares            --            --            --            --               42      $   (162)          (162)

  Net loss                               --            --            --          (4,131)          --            --           (4,131)
                                     --------      --------      --------      --------       --------      --------       --------

Balance, December 31, 1998              6,073            61        15,139           364             42          (162)        15,402

  Purchase of treasury shares            --            --            --            --               20           (55)           (55)

  Net loss                               --            --            --          (3,410)          --            --           (3,410)
                                     --------      --------      --------      --------       --------      --------       --------

Balance, December 31, 1999              6,073      $     61        15,139        (3,046)            62          (217)        11,937

  Exercise of stock options                11          --              34          --                           --               34

  Net loss                               --            --            --            (588)          --            --             (588)
                                     --------      --------      --------      --------       --------      --------       --------

Balance, December 31, 2000              6,084      $     61      $ 15,173      $ (3,634)            62      $   (217)      $ 11,383
                                     ========      ========      ========      ========       ========      ========       ========



                             See accompanying notes.

                                 ORBIT/FR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)




                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                         2000              1999              1998
                                                                                     -----------------------------------------------
Cash flows from operating activities:
Net loss                                                                             $   (588)          $ (3,410)          $ (4,131)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation                                                                           411                424                429
   Amortization                                                                           182                182                133
   Deferred income tax provision                                                          (62)               986             (1,946)
   Changes in operating assets and liabilities:
       Accounts receivable                                                             (1,346)               526              2,171
       Inventory                                                                           25                159                109
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                                            557                637                745
       Income tax refunds receivable                                                      744               (519)              (225)
       Other                                                                              142               (164)                17
       Accounts payable and accrued expenses                                           (1,908)               572                536
       Accounts payable--Parent                                                             4               (317)              (224)
       Income taxes payable                                                                48               --                 (719)
       Customer advances                                                                  504
       Billings in excess of costs and estimated earnings on
         uncompleted contracts                                                            371                734                 11
       Other liabilities                                                                 --                 --                 (235)
                                                                                     --------           --------           --------

Net cash used in operating activities                                                    (916)              (190)            (3,329)

Cash flows from investing activities:
   Purchase of property and equipment                                                    (421)              (431)              (331)
   Purchase of net assets through business acquired                                      --                 --                 (252)
   Increase in software development costs                                                (182)              --                 --
                                                                                     --------           --------           --------

Net cash used in investing activities                                                    (603)              (431)              (583)

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                  34               --                 --
   Purchase of treasury stock                                                            --                  (55)              (162)
   Net repayments of  note payable--Parent                                               --               (2,722)              --
                                                                                     --------           --------           --------

Net cash provided by (used in) financing activities                                        34             (2,777)              (162)
                                                                                     --------           --------           --------

Net decrease in cash and cash equivalents                                              (1,485)            (3,398)            (4,074)

Cash and cash equivalents at beginning of year                                          7,353             10,751             14,825
                                                                                     --------           --------           --------

Cash and cash equivalents at end of year                                             $  5,868           $  7,353           $ 10,751
                                                                                     ========           ========           ========

Supplemental disclosures of cash flow information:

Net cash paid (received) during the year for income taxes                            $   (596)          $   (162)          $  1,273
                                                                                     ========           ========           ========

Sale of net assets in exchange for note receivable                                   $    169           $   --             $   --
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

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions of the Company and its wholly-owned subsidiaries have been eliminated in consolidation.

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

Software Development Costs

     Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Capitalization ceases when the product is available for general release to customers and amortization over a three year period will commence. During the year ended December 31, 2000 the Company capitalized $182 of software development costs in connection with the development of its 959+ Nearfield software package.

Cost in Excess of Net Assets Acquired

     Cost in excess of net assets acquired represents the excess of costs over the fair value of the net assets of businesses acquired in connection with the Company's acquisition of Advanced Electromagnetics, Inc. (AEMI) in 1997. Such amount is being amortized on a straight-line basis over twenty years. The carrying value of cost in excess of net assets acquired is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If such an event occurred, the Company would prepare projections of future results of operations for the remaining amortization period. If such projections indicated that the cost in excess of net assets acquired would not be recoverable, as determined based on future undiscounted cash flows of the net asset, the Company's carrying value of cost in excess of net assets acquired would be reduced to fair value.

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

Research and Development

     Internally funded research and development costs are charged to operations as incurred. Included in cost of revenues is customer-funded research and development costs of approximately $212, $530, and $457 for the years ended December 31, 2000, 1999, and 1998, respectively.

Concentrations of Credit Risk

     Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of accounts receivable. To reduce credit risk relating to the Company's sales in the U.S. and overseas, the Company performs ongoing credit evaluations of its commercial customers' financial condition, but generally does not require collateral for government and domestic commercial customers. For certain foreign commercial customers, the Company generally requires irrevocable letters of credit in the amount of the total contract. At December 31, 2000, there were no irrevocable letters of credit posted for the Company's foreign customers.

Warranty Expense

     The Company provides for warranty costs on sales of its own product. Product warranty periods generally extend for one year from the date of sale.

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

Foreign Currency Translation

     The Company's functional currency for operations in Israel is the U.S. dollar. The Company's functional currency for operations of its German subsidiary is the local currency. Translation adjustments for this subsidiary were not significant during 2000, 1999, and 1998. Foreign currency transaction gains and losses, are recognized currently in the consolidated statements of operations and are not material to operations.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     For the years ended December 31, 2000, and 1999, approximately 18% and 2%, respectively, of the Company's revenue was billed in currencies other than the U.S. dollar. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been U.S. dollar denominated transactions.

Loss Per Share

     Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options is not included in 2000, 1999 or 1998 as inclusion of such options is antidilutive.

Stock-Based Compensation

     The Company follows APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and the related interpretations in accounting for its stock-based compensation plans. Note 14 includes the required disclosures and pro forma information provided under FASB Statement No. 123 Accounting for Stock-Based Compensation ("SFAS 123"). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying common stock at the date of grant, no compensation expense is recognized.

Fair Value of Financial Instruments

     Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities.

Reclassification

     Certain amounts for December 31, 1999 have been reclassified for comparative purposes.

Impact of Recent Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivatives and Hedging Activities (SFAS 133), which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000. Under SFAS 133, Accounting for changes in fair value of a derivative depends on its intended use and destination. The Company will adopt SFAS 133 during the first quarter of 2001. Because the Company has never used or currently intends to use derivatives, management does not anticipate that adoption of this new standard will have a significant impact on the results of operations or the financial position of the Company.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


2. INVENTORY

   Inventory consists of the following:

                                         DECEMBER 31,
                                    2000             1999
                                 --------         -----------
   Work-in-process               $   797            $   860
   Parts and components            1,179              1,141
                                 -------            -------
                                  $1,976             $2,001
                                  ======             ======


3. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                          DECEMBER 31,
                                    2000              1999
                                 ---------          ----------
   Lab and computer equipment      $1,575             $1,491
   Office equipment                 1,067                939
   Transportation equipment           319                193
   Furniture and fixtures              65                 63
   Leasehold improvements             123                116
                                   ------            -------
                                    3,149              2,802
   Less accumulated depreciation    2,052              1,709
                                   ------            -------
   Property and equipment, net     $1,097             $1,093
                                   ======             ======


4. ACCRUED EXPENSES

   Accrued expenses consists of the following:

                                          DECEMBER 31,
                                    2000               1999
                                  --------           --------
   Accrued contract costs          $  259            $   272
   Accrued compensation               688                562
   Accrued commissions                129                182
   Accrued royalties                  118                133
   Accrued warranty                   224                139
   Other accruals                     338                491
   Accrued Other Charges              --                 901
                                   ------             -------
                                   $1,756             $2,680
                                   ======             ======

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


5. RELATED PARTY TRANSACTIONS

     Engineering and the Parent have an agreement, whereby Engineering purchases from the Parent electrical and mechanical production services. In addition, the Parent provides other administrative services, including but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support. Engineering pays the Parent for these services based upon a rate of cost of production services plus 21%. Engineering is leasing office space from the Parent on an annual basis, for a rental of $55 per year. These agreements are to be evaluated on an annual basis, and are intended to be at market value.

     The Company paid $242, $240 and $320 in 2000, 1999 and 1998, respectively, to the Parent for administrative services.

     Included in cost of revenues for the years ended December 31, 2000, 1999, and 1998 are approximately $1,117, $1,104, and $1,249, respectively, relating to the production services provided by the Parent.


6. COMMITMENTS

     The Company leases its operating facilities and certain equipment under noncancelable operating lease agreements which expire in various years through 2004. Rent expense for the years ended December 31, 2000, 1999, and 1998 was approximately $546, $489, and $447, respectively. Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows at December 31, 2000: $326 in 2001; $302 in 2002; $211 in 2003; and
$9 in 2004.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


7. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the years ended December 31, 2000, 1999, and 1998:

2000                                                              North America         Europe              Asia             Total
----                                                             -------------          ------              ----             -----
     Sales to unaffiliated customers                                  $ 8,040           $ 3,041            $ 5,781           $16,862
     Cost of Sales to unaffiliated customers                            5,088             2,659              3,816            11,563
                                                                      -------           -------            -------           -------
     Gross profit unaffiliated customers                              $ 2,952           $   382            $ 1,965           $ 5,299
                                                                      =======           =======            =======           =======

     Net property and equipment                                       $   488           $   609            $  --             $ 1,097
                                                                      =======           =======            =======           =======

     Total assets                                                     $11,088           $ 5,122            $  --             $16,210
                                                                      =======           =======            =======           =======

1999
     Sales to unaffiliated customers                                  $ 8,253           $ 2,433            $ 2,237           $12,923
     Cost of Sales to unaffiliated customers                            6,724             3,024              1,494            11,242
                                                                      -------           -------            -------           -------
     Gross profit (loss) unaffiliated customers                       $ 1,529           $  (591)           $   743           $ 1,681
                                                                      =======           =======            =======           =======

     Net property and equipment                                       $   587           $   506            $  --             $ 1,093
                                                                      =======           =======            =======           =======

     Total assets                                                     $15,463           $ 2,305            $  --             $17,768
                                                                      =======           =======            =======           =======

1998
     Sales to unaffiliated customers                                  $ 6,036           $ 3,643            $ 2,234           $11,913
     Cost of Sales to unaffiliated customers                            5,588             3,297              1,678            10,563
                                                                      -------           -------            -------           -------
     Gross profit unaffiliated customers                              $   448           $   346            $   556           $ 1,350
                                                                      =======           =======            =======           =======

     Net property and equipment                                       $   584           $   502            $  --             $ 1,086
                                                                      =======           =======            =======           =======

     Total assets                                                     $17,849           $ 5,156            $  --             $23,005
                                                                      =======           =======            =======           =======

     In table above "North America" includes all domestic operations, and "Europe" includes subsidiaries in Germany and Israel.

8. CONTINGENCIES AND OTHER CHARGES

     During 1998 the Company reported that it was subject to a pending investigation by the U.S. Customs Service related to its past export practices. The Company subsequently announced the conclusion of this matter on March 2, 2000 whereby the Company paid a $600 fine. Costs incurred in connection with this matter were accrued during 1998 and reflected as Other Charges in the 1998 Statement of Operations. The estimated reserves recorded in the Company's 1999 financial statements were sufficient to cover the costs associated with this matter, including legal costs.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


9. INCOME TAXES

     Pretax income (loss) for the years ended December 31 was taxed in the following jurisdictions:

                                    2000               1999               1998
                                  -------            -------            -------
Domestic                          $  (947)           $(3,363)           $(6,083)
Foreign                               554                136                279
                                  -------            -------            -------
                                  $  (393)           $(3,227)           $(5,804)
                                  =======            =======            =======


     The tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities consist of the following:

                                                                DECEMBER 31,
                                                             2000          1999
                                                          -------       -------
Deferred tax assets:
     Net operating loss and credit carryforwards          $ 1,664       $ 1,404
     Long-term contracts                                      131            84
     Accrued compensation                                      60            57
     Foreign and reserves                                     358           304
                                                          -------       -------
Total deferred tax assets                                   2,213         1,849
                                                          -------       -------

Deferred tax liabilities:
     Prepaid                                                  (10)           (7)
     Purchase accounting basis differences                   (124)         (124)
                                                          -------       -------
Total deferred tax liabilities                               (134)         (131)
                                                          -------       -------
Net deferred tax asset                                      2,079         1,718
Valuation allowance                                        (1,497)       (1,198)
                                                          -------       -------
Net deferred tax asset                                    $   582       $   520
                                                          =======       =======

     As of December 31, 2000, the Company has net operating loss carryforwards of approximately $4,274 for federal income tax purposes which begin to expire in 2019. The Company also has a German net operating loss carryforward of approximately $736 which will be available indefinitely.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



9. INCOME TAXES (CONTINUED)

     As of December 31, 2000, the Company has net operating loss carryforwards of approximately $283 and tax credits of approximately $114, which the Company acquired in its acquisition of Flam & Russell, Inc. The tax benefit of these losses and credits may be limited both in time and amount due to limitations imposed by Section 382 of the Internal Revenue Code. These net operating loss and credit carryforwards expire during various dates through 2009.

     The Company increased its valuation allowance on its deferred tax asset during 2000 as a result of the Company reporting negative operating income, and due to the uncertainty with regard to the Company's ability to generate sufficient taxable income in the future to realize the entire deferred tax asset. A valuation allowance has also been recorded due to the uncertainty with respect to the ultimate realization of the deferred tax asset recorded in connection with the Company's German subsidiary.

     The components of income tax expense (benefit) are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                 ------------------------------------
                                                    2000          1999          1998
                                                 -------       -------       -------
Current:
       Federal                                   $  --         $  (874)      $   120
       State                                        --             (65)           10
       Foreign                                       257           136           143
                                                 -------       -------       -------
                                                     257          (803)          273
Deferred:
       Federal                                                     891        (1,727)
       State                                                        75          (264)
       Foreign                                       (62)           20            45
                                                 -------       -------       -------
                                                     (62)          986        (1,946)
                                                 -------       -------       -------
Total income tax expense (benefit)               $   195       $   183       $(1,673)
                                                 =======       =======       =======

     A reconciliation of income tax expense (benefit) at the U.S. Federal statutory tax rate and the actual income tax expense (benefit) is as follows:

                                                                                            YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------------------------
                                                                              2000                    1999                   1998
                                                                            --------                --------                 ------
Statutory U.S. Federal rate                                                 $  (132)                $(1,097)                $(1,973)
State taxes, net                                                                  3                       6                    (168)
Permanent differences                                                            20                      19                     364
Increase in valuation allowance                                                 299                   1,158                      40
Foreign rate difference                                                           5                      (9)                     57
Other, net                                                                     --                       106                       7
                                                                            -------                 -------                 -------
                                                                            $   195                 $   183                 $(1,673)
                                                                            =======                 =======                 =======

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



10. RESEARCH AND DEVELOPMENT

     Prior to 1994, the Company received research and development funding from the Binational Industrial Research and Development Foundation ("BIRD") and the Chief Scientist of the Ministry of Industry and Trade ("Chief Scientist"). Under terms of the BIRD grants, the Company is obligated to repay 100% to 150% of the funding received at rates ranging from 2 1/2% to 5% of the annual sales of the product developed under the grants. For the years ended December 31, 2000, 1999, and 1998, royalties under this program were approximately $9, $0, and $10. At December 31, 2000 and 1999, the Company had outstanding contingent obligations to BIRD of $53 and $62 respectively. Under the terms of the Chief Scientist grant, the Company is obligated to pay royalties at a rate of 2% of revenues generated from the sale of certain products up to the amount of the grant. For the years ended December 31, 2000, 1999 and 1998, royalties under this program were approximately $81, $22 and $44, respectively. At December 31, 2000, and 1999, the Company had an outstanding contingent obligations to the Chief Scientist of $747 and $828 respectively. Such contingent obligations are payable in future periods based upon annual sales of products developed under the grants.

11. RETIREMENT PLANS

     The Company has retirement plans which cover substantially all employees who have attained the age of 21 and have completed 3 months of service. Eligible employees make voluntary contributions to the plans up to specified percentages of their annual compensation as defined in the plans. Under the plans, the Company makes discretionary matching contributions determinable each plan year and additional contributions based on annual eligible compensation for each participant. The plans are funded on a current basis. For the years ended December 31, 2000, 1999 and 1998, the Company's contributions to the plans were $98, $99 and $75, respectively.

12. LONG-TERM CONTRACTS

     Long-term contracts in process accounted for using the percentage-of-completion method are as follows:

                                                                        DECEMBER 31,
                                                                   2000              1999
                                                               ---------          --------
Accumulated expenditures on uncompleted contracts                $12,078           $12,114
Estimated earnings (loss) thereon                                    225               (98)
                                                               ---------          --------
                                                                  12,303            12,016
Less: applicable progress billings                                13,021            11,806
                                                                --------           -------
   Total                                                       $    (718)         $    210
                                                               =========          ========

The long-term contracts are shown in the accompanying balance sheets as follows:

                                                                  DECEMBER 31,
                                                             2000              1999
                                                          --------            -------
Costs and estimated earnings on uncompleted
  contracts in excess of billings                         $    583            $ 1,140
Billings on uncompleted contracts in excess of
  costs and estimated earnings                              (1,301)              (930)
                                                          --------            -------
                                                          $   (718)           $   210
                                                          ========            ========

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



13. ACQUISITIONS

     On May 4, 1998, the Company purchased the principal assets of Quantum Change/EMC Systems, Inc. which resulted in a new division responsible for Electromagnetic Compatibility (EMC) Testing Systems. Quantum Change/EMC Systems provides hardware and independent software solutions to the EMC marketplace. On December 31, 2000, the principle assets of the EMC division were sold for approximately $169, representing the net book value of the assets sold.


14. STOCK OPTION PLAN

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


     Detail information concerning the Incentive Plan is as follows at December 31:

                                                         2000                       1999                        1998

                                                               Weighted                    Weighted                 Weighted
                                                                Average                     Average                  Average
                                                               Exercise                    Exercise                 Exercise
                                                  Options        Price      Options          Price       Options      Price
                                                  -------        -----      --------         -----       -------      -----
Options Authorized                                 800,000                  800,000                      800,000
                                                   =======                 ========                     =======

Outstanding, beginning of year                     715,200      $3.00       784,400         $3.00        486,800      $8.25
Options granted                                    168,000       4.80        70,500          3.00        877,900       3.64
Options exercised                                  (11,500)      3.00        --               --          --            --
Options forfeited                                 (271,200)      3.03      (139,700)         3.00       (580,300)      8.25
                                                  --------     ------      --------        ------       --------     ------
Options outstanding, end of year                   600,500      $3.40       715,200         $3.00        784,400      $3.00
                                                  ========      =====       =======         =====       ========      =====

Options exercisable, end of year                   188,500      $3.46       189,000         $3.00        245,800      $3.00
                                                 =========      =====      ========         =====        =======      =====

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



14. STOCK OPTION PLAN (CONTINUED)

                                                            2000                    1999                   1998
                                                            ----                    ----                   ----

Weighted average remaining
  contractual life (years)                                   7.35                   7.86                     8.38
                                                            =====                 ======                   ======

Weighted average fair
  value of options granted
  at market value                                           $5.45                  $1.69                    $6.69
                                                            =====                  =====                    =====

Weighted average fair
  value of options granted
  above market value                                        $1.92                 $  --                     $1.53
                                                            =====                 =======                   =====

Range of exercise prices per share,
  options outstanding                                   $3.00 - $6.63              $3.00                    $3.00
                                                        =============              =====                    =====



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

     Pro-forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for stock options under the fair value method of SFAS 123. The fair value for the Company's stock options granted is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998; risk-free interest rate of 5.5%; no expected dividend payments; volatility factor of the expected price of the Company's common stock, based on historical volatility, of 115.8%, 107.5% and 122.5%; and a weighted-average expected life of the option of 7 years.

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

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


14. STOCK OPTION PLAN (CONTINUED)

     For purposes of pro-forma disclosure under FASB 123, the estimated fair value of the Company's options is amortized over the options vesting period. The impact of the repricing has been considered in the pro-forma information. The Company's pro-forma information for 2000, 1999 and 1998 is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                   2000        1999          1998
                                                -------       -------       -------
Net loss as reported under APB 25               $  (588)      $(3,410)      $(4,131)

Stock option expense per FASB 123                  (299)         (216)         (283)
                                                -------       -------       -------

Pro-forma net loss                              $  (887)      $(3,626)      $(4,414)
                                                =======       =======       =======

Pro-forma basic and diluted loss per share      $ (0.15)      $ (0.60)      $ (0.73)
                                                =======       =======       =======


15. STOCKHOLDERS' EQUITY

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

Preferred Stock

     The Company's Board of Directors may, without further action by the Company's stockholders, from time to time, direct the issuance of shares of Preferred Stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series. The holders of Preferred Stock would normally be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the Common Stock. The issuance of Preferred Stock could decrease the amount of earnings and assets available for distribution to the holders of Common Stock or could adversely affect the rights and powers, including voting rights, of the holders of Common Stock..

Treasury Stock

     On June 24, 1998, the Company's Board approved the repurchase of up to 300,000 shares of its stock. The Company repurchased 62,200 shares for $217 as of December 31, 1999. The treasury shares have been recorded at cost.

                               ORBIT  /  FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data is as follows:

                                                                                             Quarter Ended

                                                                   March 31          June 30             Sept. 30           Dec. 31
                                                                     2000              2000                2000              2000
                                                                     ----              ----                ----              ----
Net revenues                                                       $ 4,199            $ 4,359            $ 4,268            $ 4,036
Gross profit                                                         1,396              1,251              1,252              1,400
Net loss                                                               (48)              (186)              (270)               (84)
Earnings per share - basic and diluted                                (.01)              (.03)              (.04)              (.01)


                                                                                              Quarter Ended

                                                                   March 31           June 30           Sept. 30             Dec. 31
                                                                    1999               1999               1999               1999
                                                                    ----               ----               ----                ----
Net revenues                                                       $ 2,809            $ 2,816            $ 3,638            $ 3,660
Gross profit                                                           106                393                844                338
Net loss                                                              (685)              (459)              (269)            (1,997)
Earnings per share - basic and diluted                                (.11)              (.08)              (.04)              (.33)