Form 10-Q
period 2001-03-31
ORBIT FR INC
filed 2001-05-14
CIK 1037115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549






                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     There were 6,084,473 shares of common stock, $.01 par value, outstanding as of May 14, 2001.

                                 ORBIT/FR, INC.

                                      INDEX

                                                                              PAGE NO.
PART I.        FINANCIAL INFORMATION

               Item 1. Consolidated Financial Statements

                       Consolidated Balance Sheets -- March 31, 2001
                         (Unaudited) and December 31, 2000 ..................   3

              Consolidated Statements of Operations-- Three months
                       ended March 31, 2001 and 2000 (Unaudited) ............   4

              Consolidated Statements of Cash Flows-- Three months
                       ended March 31, 2001 and 2000 (Unaudited) ............   5

                       Notes to Consolidated Financial Statements
                       (Unaudited) ..........................................   6

               Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations ..................  10

               Item 3. Quantitative and Qualitative Disclosure of Market Risk  12

PART II Other Information

               Item 1. Legal Proceedings ....................................  13

               Item 2. Changes in Securities and Use of  Proceeds ...........  13

               Item 3. Defaults upon Senior Securities ......................  13

               Item 4. Submission of Matters to a Vote of Security Holders ..  13

               Item 5. Other Information ....................................  13

               Item 6. Exhibits and Reports on Form 8-K .....................  13

Signatures ..................................................................  14

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                        MARCH 31,       DECEMBER 31,
                                                                                                           2001            2000
                                                                                                       ----------       ----------
                                                                                                       (UNAUDITED)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                                             $ 5,974             $ 5,868
   Accounts receivable, less allowance of $239 and $184
     at March 31, 2001 and December 31, 2000, respectively                                                 4,151               4,572
   Inventory                                                                                               2,013               1,976
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                                                496                 583
   Deferred income taxes                                                                                     170                 170
   Other                                                                                                     368                 284
                                                                                                         -------             -------
Total current assets                                                                                      13,172              13,453

Property and equipment, net                                                                                1,151               1,097
Deferred income taxes                                                                                        527                 520
Cost in excess of net assets acquired, less
   accumulated amortization of $160 and $150 at March 31, 2001
   and December 31, 2000, respectively                                                                       714                 724
Purchased software, less accumulated amortization of $334 and
   $317 at March 31, 2001 and December 31, 2000, respectively                                                 18                  35
Software development costs                                                                                   230                 182
Other                                                                                                        190                 199
                                                                                                         -------             -------

     Total assets                                                                                        $16,002             $16,210
                                                                                                         =======             =======



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                                     $  1,132           $    742
   Accounts payable--Parent                                                                                  235                368
   Accrued expenses                                                                                        1,665              1,756
   Customer advances                                                                                         949                504
   Income taxes payable                                                                                       44                 48
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                                                465              1,301
   Deferred income taxes                                                                                     121                108
                                                                                                        --------           --------
     Total current liabilities                                                                             4,611              4,827

Stockholders' equity:
  Preferred stock: $.01 par value:
     Authorized shares--2,000,000, Issued and outstanding shares--none                                      --                 --
  Common stock: $.01 par value:
     Authorized shares--10,000,000
     Issued shares --6,084,473 at March 31, 2001 and
       December 31, 2000, respectively                                                                        61                 61
  Additional paid-in capital                                                                              15,173             15,173
  Accumulated deficit                                                                                     (3,626)            (3,634)
  Treasury stock--62,200 shares at March 31, 2001 and
     December 31, 2000 respectively                                                                         (217)              (217)
                                                                                                        --------           --------
     Total stockholders' equity                                                                           11,391             11,383
                                                                                                        --------           --------
     Total liabilities and stockholders' equity                                                         $ 16,002           $ 16,210
                                                                                                        ========           ========


                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                    THREE MONTHS ENDED MARCH 31,

                                                          2001          2000
                                                      -----------   -----------
Contract revenues                                     $     4,903   $     4,199

Cost of revenues                                            3,482         2,803
                                                      -----------   -----------

Gross profit                                                1,421         1,396

Operating expenses:

   General and administrative                                 634           718

   Sales and marketing                                        498           456

   Research and development                                   160           231
                                                      -----------   -----------

Total operating expenses                                    1,292         1,405
                                                      -----------   -----------

Operating income (loss)                                       129            (9)

Other income, net                                              39             2
                                                      -----------   -----------

Income (loss) before income taxes                             168            (7)

Income tax expense                                            160            41
                                                      -----------   -----------

Net income (loss)                                     $         8   $       (48)
                                                      ===========   ===========

Basic and diluted net income (loss) per share         $       .00   $      (.01)
                                                      ===========   ===========

Weighted average number
  common shares - basic and diluted                     6,022,000     6,012,000
                                                      ===========   ===========






                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               2001            2000
                                                               ----            ----
Cash flows from operating activities:
Net income (loss)                                            $     8        $   (48)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
      Depreciation                                               106             98
      Amortization                                                36             45
      Deferred income tax (expense) benefit                        6            (24)
      Changes in operating assets and liabilities:
         Accounts receivable                                     421           (541)
         Inventory                                               (37)           (21)
         Costs and estimated earnings in excess of
            billings on uncompleted contracts                     87             79
         Other current assets                                    (84)           122
         Accounts payable and accrued expenses                   299         (1,099)
         Accounts payable--Parent                               (133)            10
         Income taxes payable                                     (4)          --
         Customer advances                                       445            399
         Billings in excess of costs and estimated
            earnings on uncompleted contracts                   (836)          (652)
                                                             -------        -------

Net cash provided by (used in) operating activities              314         (1,632)

Cash flows from investing activities:
      Purchase of property and equipment                        (160)           (67)
      Increase in software development costs                     (48)          --
                                                             -------        -------

Net cash used in investing activities                           (208)           (67)

Cash flows from financing activities:
      Issuance of common stock                                  --                5
                                                             -------        -------

Net cash provided by financing activities                       --                5
                                                             -------        -------

Net increase (decrease) in cash and cash equivalents             106         (1,694)
Cash and cash equivalents at beginning of period               5,868          7,353
                                                             -------        -------
Cash and cash equivalents at end of period                   $ 5,974        $ 5,659
                                                             =======        =======

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes                 $   110        $    76
                                                             =======        =======





                             See accompanying notes.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Interim Financial Information

     The accompanying unaudited consolidated financial statements for the three months ended March 31, 2001, and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Forms 10-K and Proxy Statement for the period ended December 31, 2000, filed on March 30, 2001 and April 16, 2001, respectively, with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2000.

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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Net Income (Loss) Per Share

     Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted income
(loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three months ended March 31, 2001 and 2000 because the effect of these securities is antidilutive.

3. INVENTORY

     Inventory consisted of the following:


                                               MARCH 31,       DECEMBER 31,
                                                 2001               2000
                                             ----------         ----------
                                             (UNAUDITED)
Work-in-process                                 $  707           $  797
Parts and components                             1,306            1,179
                                                ------           ------
                                                $2,013           $1,976
                                                ======           ======

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:


                                               MARCH 31,       DECEMBER 31,
                                                 2001               2000
                                             ----------         ----------
                                             (UNAUDITED)
Lab and computer equipment                     $1,620               $1,575
Office equipment                                1,074                1,067
Transportation equipment                          373                  319
Furniture and fixtures                             65                   65
Leasehold improvements                            159                  123
                                               ------               ------
                                                3,291                3,149
Less accumulated depreciation                   2,140                2,052
                                               ------               ------
Property and equipment, net                    $1,151               $1,097
                                               ======               ======

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




5. ACCRUED EXPENSES

   Accrued expenses consists of the following:

                                               MARCH 31,       DECEMBER 31,
                                                 2001               2000
                                             ----------         ----------
                                             (UNAUDITED)
   Accrued contract costs                       $   206          $    259
   Accrued compensation                             821               688
   Accrued commissions                              136               129
   Accrued royalties                                102               118
   Accrued warranty                                 227               224
   Other accruals                                   173               338
                                                 ------            ------
                                                 $1,665            $1,756
                                                 ======            ======


6. LONG-TERM CONTRACTS

                                                         MARCH 31,       DECEMBER 31,
                                                           2001             2000
                                                         --------         --------
                                                       (UNAUDITED)
Accumulated expenditures on uncompleted contracts        $ 11,142          $ 12,078
Estimated earnings thereon                                    538               225
                                                         --------          --------
                                                           11,680            12,303
Less: applicable progress billings                         11,649            13,021
                                                         --------          --------
   Total                                                 $     31          $   (718)
                                                         ========          ========


The long-term contracts are shown in the accompanying balance sheets as follows:

                                                         MARCH 31,     DECEMBER 31,
                                                           2001           2000
                                                         --------       --------
                                                       (UNAUDITED)
Costs and estimated earnings in excess of billings
 on uncompleted contracts                                   $   496     $   583
Billings in excess of costs and estimated earnings
 on uncompleted contracts                                      (465)     (1,301)
                                                            -------     -------
                                                            $    31     $  (718)
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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



8. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three months ended March 31, 2001 and 2000.

Three months ended March 31, 2001                                          North America       Europe        Asia             Total
                                                                           -------------       ------        ----             -----
     Sales to unaffiliated customers                                          $2,054          $1,265          $1,584          $4,903
     Cost of sales to unaffiliated customers                                   1,500             934           1,048           3,482
                                                                              ------          ------          ------          ------
     Gross profit from unaffiliated customers                                 $  554          $  331          $  536          $1,421
                                                                              ======          ======          ======          ======


Three months ended March 31, 2000

     Sales to unaffiliated customers                                          $2,831          $  588          $  780          $4,199
     Cost of sales to unaffiliated customers                                   1,831             475             497           2,803
                                                                              ------          ------          ------          ------
     Gross profit from unaffiliated customers                                 $1,000          $  113          $  283          $1,396
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


RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:



                                          THREE-MONTHS ENDED MARCH 31,
                                         2001                       2000
                                         ----                       ----
Revenues                                 100.0%                     100.0%
Gross profit                              29.0                       33.2
General and
     administrative                       12.9                       17.1
Sales and marketing                       10.2                       10.9
Research and development                   3.3                        5.5
Operating income (loss)                    2.6                       (0.2)
Loss before income
      tax expense                          3.4                       (0.2)
Net income (loss)                          0.2                       (1.1)


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000.

     Revenues. Revenues for the three months ended March 31, 2001 were $4.9 million compared to $4.2 million for the three months ended March 31, 2000, an increase of approximately $704,000 or 16.8%. Revenues from the wireless and satellite markets increased approximately $1.5 million, and $247,000, respectively, while revenues from the defense, EMC, and automotive markets declined approximately $915,000, $119,000 and $53,000, respectively. Geographically, revenues from Asia and Europe increased $804,000 and $677,000, respectively, while revenues from North America declined approximately $777,000 from prior year levels. The sharp rise in Asian and European revenues is a result of progress on large wireless contracts, while the decline in North American revenues is a result of the near completion of large defense contracts.

     Cost of revenues. Cost of revenues for the three months ended March 31, 2001 were $3.5 million compared to $2.8 million for the three months ended March 31, 2000. Gross margins decreased to 29.0% for the three months ended March 31, 2001 from 33.2% for the three months ended March 31, 2000. The decreased margins are due to the unusually high year 2000 margins resulting from low dependence on outside contractors and suppliers during the three months ended March 31, 2000.

     General and administrative expenses. General and administrative expenses for the three months ended March 31, 2001 were $634,000 compared to $718,000 for the three months ended March 31, 2000, a decrease of approximately $84,000 or 11.7%. As a percentage of revenues, general and administrative expenses decreased to 12.9% for the three months ended March 31, 2001 from 17.1% for the three months ended March 31, 2000. The reduction in general and administrative expenses over prior year levels is principally a result of reductions in senior management personnel.

     Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2001 were $498,000 compared to $456,000 for the three months ended March 31, 2000, an increase of approximately $42,000 or 9.2%. As a percentage of revenues, sales and marketing expenses decreased to 10.2% for the three months ended March 31, 2001, from 10.9% for the three months ended March 31, 2000. The increase in sales and marketing expenses over prior year levels is a result of increased commissions expense on increased contract revenues, and additional investment in the Company's North American sales rep network.

     Research and development expenses. Research and development expenses for the three months ended March 31, 2001 were $160,000 compared to $231,000 for the three months ended March 31, 2000, a decrease of $71,000 or 30.7%. The decrease was due to the capitalization software development costs in connection with the development of the Company's 959+ Nearfield software package.

     Other income. Other income, net, for the three months ended March 31, 2001 was approximately $39,000 compared to $2,000 for the three months ended March 31, 2000, an increase of approximately $37,000. This increase reflects Company's interest income offset by translation gains or losses for both periods.

     Income taxes. Income tax expense for the three months ended March 31, 2001 was $160,000 compared to $41,000 of income tax expense for the three months ended March 31, 2000, an increase in expense of $119,000. Although no income tax benefit on losses was recorded during the quarter ended March 31, 2001, the Company's income tax expense for the three months ended March 31, 2001 reflects income taxes recorded by its profitable foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

     During 1998, 1999, and 2000 the Company has satisfied its working capital requirements through cash flows from equity financing. Net operating losses recorded in the past three years have caused negative cash flows from operating activities.

         Net cash provided by operating activities during the three months ended March 31, 2001 was $314,000, compared to $1.6 million used in operating activities in the three months ended March 31, 2001. The increase in cash provided by operating activities is primarily a result of the Company's payment of the $600,000 U.S. Customs fine during March 2000, and payment of the related accrued legal expenses. In addition, the Company's accounts receivable, and billings in excess of costs and estimated earnings on uncompleted contracts provided significantly more operating cash during the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

     Net cash used in investing activities resulted primarily from purchases of property and equipment and the capitalization of software development costs during the three months ended March 31, 2001 in the amount of $160,000 and $48,000, respectively.

     Net cash provided by financing activities was $5,000 for the three months ended March 31, 2000 was related to the exercise of common stock options. No cash was provided by or used in financing activities during the three months ended March 31, 2001.

     The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the three months ended March 31, 2001, approximately 72% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

     The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at March 31, 2001, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION--NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a. EXHIBITS - None

B.       REPORTS ON FORM 8-K

                  No report on form 8-K was filed on behalf of the Registrant during the period covered by this report.

                  The following report on Form 8-K was filed on behalf of the Company subsequent to the period covered by this report.

                      On April 18, 2001, we received a letter from The Nasdaq Stock Market, Inc. notifying us that our common stock has failed to meet the Nasdaq National Market continued listing requirement for minimum market value of public float. We issued a press release on April 19, 2001, announcing our receipt of the letter from The Nasdaq Stock Market.

ORBIT/FR, INC.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     ORBIT/FR, INC.
                                    ----------------------------------------
                                                   Registrant


Date:     May 14, 2001
                                        By:  /s/  David S. Bernstein
                                    ----------------------------------------
                                      President and Chief Operating Officer


Date:    May 14, 2001
                                               By:  /s/  Dave Lubbe
                                    ----------------------------------------
                                             Chief Financial Officer