Form 10-K/A
period 1999-12-31
ORBIT FR INC
filed 2001-08-14
CIK 1037115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

 (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ___________________ TO ______________


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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $3,338,262(1). As of August 2, 2001, 6,084,473 shares of common stock were outstanding.

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's common stock outstanding, reduced by the amount of the common stock held by the officers, directors and shareholders owning in excess of 10% of the Company's common stock, multiplied by the last reported sale price for the Company's common stock on August 2, 2001. The information provided shall in no way be construed as an admission that any officer, director, or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

EXPLANATORY NOTE

     This Form 10K/A is being filed solely for the purpose of filing Exhibit
23.1.


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

                  II  Valuation and Qualifying Accounts

                  The financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included have been omitted because they are not applicable as the required information is shown in the consolidated financial statements. (filed with the initial filing of this Form 10-K on March 29, 2000)

      (a)(3)  Exhibits

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

      (c)     Exhibits

                  All exhibits to this Form 10-K/A, except those designated with an asterisk (*) which are filed herewith and those designated with a double asterisk (** which were filed with the initial filing of this Form 10-K on March 29, 2000), have previously been filed with the Commission, as referenced, and pursuant to 17 C.F.R. Section 230.411 are incorporated by reference herein.


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

                  10.1 Employment Agreement dated February 15, 1997 by and between the Company and Aryeh Trabelsi. (1)

                  10.2 Employment Agreement dated January 1, 1997 by and between the Company and Moshe Pinkasy. (1)

                  10.3     1997 Equity Incentive Plan. (1)

                  10.4 Services Agreement dated January 1, 1997 by and among Orbit-Alchut Technologies, Ltd., Orbit F.R. Engineering, Ltd. and the Company. (1)

                  10.5 ORBIT/FR Inc. non-debarment agreement dated February 15, 2000. **

                  21.1     Subsidiaries of the Registrant. (3)

                  23.1     Consent of Independent Auditors.*

                  24.1     Power of Attorney. **

                  27.1     Financial Data Schedule. **

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


                                         ORBIT/FR, INC


Date: August 14, 2001
                                       ----------------------------------------
                                       /s/ Ze'ev Stein, Chief Executive Officer
                                       Chairman of the Board

EXHIBIT INDEX

Exhibit Number                      Description
--------------                      -----------
23.1                                Consent of Independent Auditors