Form 10-K/A
period 2000-12-31
ORBIT FR INC
filed 2001-08-14
CIK 1037115

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $3,338,262 (1). As of August 2, 2001, 6,084,473 shares of common stock were outstanding.

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

              Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998

              Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

              Notes to Consolidated Financial Statements

   (a)(2)     Financial Statement Schedule filed as part of this report.
               II  Valuation and Qualifying Accounts

                 The financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included have been omitted because they are not applicable as the required information is shown in the consolidated financial statements. (filed with the initial filing of this Form 10-K on March 30, 2001)

  (a)(3)  Exhibits

                 The exhibits filed as part of this report are listed under exhibits as subsection (c) of this Item 14.

  (b)         Current Reports on Form 8-K

                 No report on Form 8-K was filed on behalf of the Registrant during the last quarter of the period covered by this report.

  (c)         Exhibits

                 All exhibits to this Form 10-K/A, except those designated with an asterisk (*) which are filed herewith and those designated with a double asterisk (** which were filed with the initial filing of this Form 10-K on March 30, 2001), have previously been filed with the Commission, as referenced, and pursuant to 17 C.F.R. Section 230.411 are incorporated by reference herein.

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

                   10.1 Employment Agreement dated February 15, 1997 by and
                        between the Company and Aryeh Trabelsi. (1)

                   10.2 Employment Agreement dated January 1, 1997 by and
                        between the Company and Moshe Pinkasy. (1)

                   10.3 1997 Equity Incentive Plan. (1)

                   10.4 Services Agreement dated January 1, 1997 by and among
                        Orbit-Alchut Technologies, Ltd., Orbit F.R. Engineering, Ltd. and the Company. (1)

                   10.5 ORBIT/FR Inc. non-debarment agreement dated February 15,
                        2000.(3)

                   21.1 Subsidiaries of the Registrant. (4)

                   23.1 Consent of Independent Auditors.*

                   24.1 Power of Attorney.**

                   (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on April 11, 1997

                   (2) Incorporated by reference to Amendment 1 of the Company's Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on May 19, 1997

                   (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Commission on March 29, 2000.

                   (4) Incorporated by reference to Amendment 2 of the Company's Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on June 5, 1997

                                 ORBIT/FR, INC.
                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ORBIT/FR, INC


Date: August 14, 2001
                                       -----------------
                                       /s/ Ze'ev Stein, Chief Executive Officer
                                       Chairman of the Board

EXHIBIT INDEX

Exhibit Number                      Description
--------------                      -----------
23.1                                Consent of Independent Auditors