Form 10-Q
period 2001-06-30
ORBIT FR INC
filed 2001-08-14
CIK 1037115

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  ------------


                                    FORM 10-Q

(MARK ONE)


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 0-22583

                                 --------------

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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]     No [ ]


         There were 6,084,473 shares of common stock, $.01 par value, outstanding as of August 14, 2001.

================================================================================

                                 ORBIT/FR, INC.

                                      INDEX

                                                                                       PAGE NO.
                                                                                       --------
PART I.    FINANCIAL INFORMATION

           Item 1.   Consolidated Financial Statements

                     Consolidated Balance Sheets--June 30, 2001
                       (Unaudited) and December 31, 2000..................................3

                     Consolidated Statements of Operations-- Three  and six months ended June 30, 2001 and 2000 (Unaudited)...........................4

                     Consolidated Statements of Cash Flows-- Three and six months ended June 30, 2001 and 2000 (Unaudited)............................5

                     Notes to Consolidated Financial Statements
                       (Unaudited)........................................................6

           Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations...............................11

           Item 3.   Quantitative and Qualitative Disclosure of Market Risk..............14

PART II.   Other Information

           Item 1.   Legal Proceedings...................................................15

           Item 2.   Changes in Securities and Use of  Proceeds..........................15

           Item 3.   Defaults upon Senior Securities.....................................15

           Item 4.   Submission of Matters to a Vote of Security Holders.................15

           Item 5.   Other Information...................................................15

           Item 6.   Exhibits and Reports on Form 8-K....................................15

Signatures...............................................................................16

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                JUNE 30,        DECEMBER 31,
                                                                                  2001              2000
                                                                               ---------        ------------
                                                                              (UNAUDITED)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                   $  5,222          $  5,868
   Accounts receivable, less allowances of $269 and $184
     at June 30, 2001 and December 31, 2000, respectively                         4,905             4,572
   Inventory                                                                      1,951             1,976
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                     1,000               583
   Deferred income taxes                                                            166               170
   Other                                                                            300               284
                                                                               --------          --------
Total current assets                                                             13,544            13,453

Property and equipment, net                                                       1,270             1,097
Deferred income taxes                                                               527               520
Cost in excess of net assets acquired, less
   accumulated amortization of $171 and $150 at June 30, 2001
   and December 31, 2000, respectively                                              703               724
Purchased software, less accumulated amortization of $334
   at December 31, 2000                                                              --                35
Software development costs                                                          274               182
Other                                                                               170               199
                                                                               --------          --------

     Total assets                                                              $ 16,488          $ 16,210
                                                                               ========          ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                                            $  1,276          $    742
   Accounts payable--Parent                                                         400               368
   Accrued expenses                                                               1,959             1,756
   Customer advances                                                                723               504
   Income taxes payable                                                              31                48
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                       636             1,301
   Deferred income taxes                                                            114               108
                                                                               --------          --------
     Total current liabilities                                                    5,139             4,827

Stockholders' equity:
  Preferred stock: $.01 par value:
     Authorized shares--2,000,000, Issued and outstanding shares--none               --                --
  Common stock: $.01 par value:
     Authorized shares--10,000,000
     Issued shares --6,084,473 at June 30, 2001 and
       December 31, 2000, respectively                                               61                61
  Additional paid-in capital                                                     15,173            15,173
  Accumulated deficit                                                            (3,642)           (3,634)
  Treasury stock--82,900 and 62,200 shares at June 30, 2001 and
     December 31, 2000, respectively                                               (243)             (217)
                                                                               --------          --------
     Total stockholders' equity                                                  11,349            11,383
                                                                               --------          --------

     Total liabilities and stockholders' equity                                $ 16,488          $ 16,210
                                                                               ========          ========


                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                               THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                            --------------------------------          --------------------------------
                                                2001                 2000                2001                 2000
                                            -----------          -----------          -----------          -----------
Contract revenues                           $     4,820          $     4,359          $     9,724          $     8,558

Cost of revenues                                  3,211                3,108                6,694                5,911
                                            -----------          -----------          -----------          -----------

Gross profit                                      1,609                1,251                3,030                2,647

Operating expenses:

   General and administrative                       791                  692                1,425                1,410

   Sales and marketing                              494                  591                  992                1,047

   Research and development                         201                  235                  361                  466
                                            -----------          -----------          -----------          -----------

Total operating expenses                          1,486                1,518                2,778                2,923
                                            -----------          -----------          -----------          -----------

Operating income (loss)                             123                 (267)                 252                 (276)

Other income (loss), net                            (12)                 106                   27                  108
                                            -----------          -----------          -----------          -----------

Income (loss) before income taxes                   111                 (161)                 279                 (168)

Income tax expense                                  128                   25                  287                   66
                                            -----------          -----------          -----------          -----------

Net loss                                    $       (17)         $      (186)         $        (8)         $      (234)
                                            ===========          ===========          ===========          ===========

Basic and diluted loss per share            $       .00          $      (.03)         $       .00          $      (.04)
                                            ===========          ===========          ===========          ===========

Weighted average number
  common shares - basic and diluted           6,008,127            6,012,770            6,015,161            6,011,997
                                            ===========          ===========          ===========          ===========


                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                      ---------------------
                                                                                      2001             2000
                                                                                      ----             ----
Cash flows from operating activities:
Net loss                                                                            $    (8)         $  (234)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                      192              202
      Amortization                                                                       73               91
      Deferred income tax provision                                                       3              (19)
      Changes in operating assets and liabilities:
         Accounts receivable                                                           (333)          (1,418)
         Inventory                                                                       25             (237)
         Costs and estimated earnings in excess of billings
           on uncompleted contracts                                                    (417)             431
         Income tax refund receivable                                                    --              744
         Other current assets                                                           (16)             177
         Accounts payable and accrued expenses                                          737           (1,858)
         Accounts payable--Parent                                                        32              153
         Customer advances                                                              219              775
         Income taxes payable                                                           (17)              --
         Billings in excess of costs and estimated earnings
            on uncompleted contracts                                                   (665)            (632)
                                                                                    -------          -------

Net cash used in operating activities                                                  (175)          (1,825)

Cash flows from investing activities:
Purchase of property and equipment                                                     (365)            (196)
Increase in software development costs                                                  (92)              --
                                                                                    -------          -------

Net cash used in investing activities                                                  (457)            (196)
                                                                                    -------          -------

Cash flows from financing activities:
      Repayment of note receivable                                                       12               --
      Purchase of treasury stock                                                        (26)              --
      Issuance of common stock                                                           --               22
                                                                                    -------          -------

Net cash provided by financing activities                                               (14)              22
                                                                                    -------          -------

Net decrease in cash and cash equivalents                                              (646)          (1,999)
Cash and cash equivalents at beginning of period                                      5,868            7,353
                                                                                    -------          -------
Cash and cash equivalents at end of period                                          $ 5,222          $ 5,354
                                                                                    =======          =======

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for income taxes                             $    65          $  (706)
                                                                                    =======          =======



                             See accompanying notes.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Interim Financial Information

         The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2001, and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Forms 10-K and Proxy Statement for the period ended December 31, 2000, filed on March 30, 2001 and April 16, 2001, respectively, with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2000.

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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Net Loss Per Share

         Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three and six months ended June 30, 2001 and 2000 because the effect of these securities is antidilutive.

Recent Accounting Developments

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles", respectively. FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company is in the process of determining the impact of these pronouncements on its consolidated financial position and results of operations.

3. INVENTORY

         Inventory consists of the following:


                            JUNE 30,     DECEMBER 31,
                              2001          2000
                            --------     ------------
                           (UNAUDITED)

Work-in-process              $  847         $  797
Parts and components          1,104          1,179
                             ------         ------
                             $1,951         $1,976
                             ======         ======

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


4. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:


                                      JUNE 30,     DECEMBER 31,
                                        2001          2000
                                      --------     ------------
                                    (UNAUDITED)
Lab and computer equipment            $1,716         $1,575
Office equipment                       1,080          1,067
Transportation equipment                 372            319
Furniture and fixtures                    65             65
Leasehold improvements                   271            123
                                      ------         ------
                                       3,504          3,149
Less accumulated depreciation          2,234          2,052
                                      ------         ------
Property and equipment, net           $1,270         $1,097
                                      ======         ======


5. ACCRUED EXPENSES

   Accrued expenses consists of the following:

                               JUNE 30,     DECEMBER 31,
                                 2001          2000
                               --------     ------------
                             (UNAUDITED)
Accrued contract costs         $  557         $  259
Accrued compensation              764            688
Accrued commissions                92            129
Accrued royalties                 110            118
Accrued warranty                  211            224
Other accruals                    225            338
                               ------         ------
                               $1,959         $1,756
                               ======         ======

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


6. LONG-TERM CONTRACTS

                                                          JUNE 30,       DECEMBER 31,
                                                            2001             2000
                                                          --------       ------------
                                                         (UNAUDITED)
Accumulated expenditures on uncompleted contracts         $ 12,372         $ 12,078
Estimated earnings thereon                                     897              225
                                                          --------         --------
                                                            13,269           12,303
Less: applicable progress billings                          12,905           13,021
                                                          --------         --------
   Total                                                  $    364         $   (718)
                                                          ========         ========


The long-term contracts are shown in the accompanying balance sheets as follows:

                                                           JUNE 30,        DECEMBER 31,
                                                             2001             2000
                                                           --------        ------------
                                                         (UNAUDITED)
Costs and estimated earnings in excess of billings
 on uncompleted contracts                                  $ 1,000          $   583
Billings in excess of costs and estimated earnings
 on uncompleted contracts                                     (636)          (1,301)
                                                           -------          -------
                                                           $   364          $  (718)
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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


8. SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three and six months ended June 30, 2001 and 2000.

Three months ended June 30, 2001                        North America        Europe             Asia             Total
--------------------------------                        -------------        ------             ----             -----
     Sales to unaffiliated customers                      $  2,080          $  1,061          $ 1,679           $ 4,820
     Cost of sales to unaffiliated customers                 1,430               825              956             3,211
                                                          --------          --------          -------           -------
     Gross profit unaffiliated customers                  $    650          $    236          $   723           $ 1,609
                                                          ========          ========          =======           =======

Three months ended June 30, 2000                        North America        Europe             Asia             Total
--------------------------------                        -------------        ------             ----             -----

     Sales to unaffiliated customers                      $  1,654          $  1,241          $ 1,464           $ 4,359
     Cost of sales to unaffiliated customers                   941             1,072            1,095             3,108
                                                          --------          --------          -------           -------
     Gross profit unaffiliated customers                  $    713          $    169          $   369           $ 1,251
                                                          ========          ========          =======           =======

Six months ended June 30, 2001                          North America        Europe             Asia             Total
------------------------------                          -------------        ------             ----             -----

     Sales to unaffiliated customers                      $  4,134           $ 2,326          $ 3,264           $ 9,724
     Cost of sales to unaffiliated customers                 2,930             1,759            2,005             6,694
                                                          --------           -------          -------           -------
     Gross profit unaffiliated customers                  $  1,204           $   567          $ 1,259           $ 3,030
                                                          ========           =======          =======           =======

Six months ended June 30, 2000                          North America        Europe             Asia             Total
------------------------------                          -------------        ------             ----             -----

     Sales to unaffiliated customers                      $  4,484           $ 1,830          $ 2,244           $ 8,558
     Cost of sales to unaffiliated customers                 2,920             1,553            1,438             5,911
                                                          --------           -------          -------           -------
     Gross profit unaffiliated customers                  $  1,564           $   277          $   806           $ 2,647
                                                          ========           =======          =======           =======

         In the table above, "North America" includes all United States operations, and "Europe" includes subsidiaries in Germany and Israel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Certain information contained in this Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended, and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission including the Company's most recent Registration Statement on Form S-1, and in its most recent Annual Report on Form 10-K, as amended, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).


RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

                                    THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30
                                    ---------------------------           ------------------------
                                      2001            2000                 2001             2000
                                      ----            -----                ----             ----
Revenues                              100.0%           100.0%              100.0%           100.0%
Gross profit                           33.4             28.7                31.2             30.9
General and
     administrative                    16.4             15.9                14.7             16.5
Sales and marketing                    10.2             13.6                10.2             12.2
Research and development                4.2              5.4                 3.7              5.4
Operating income (loss)                 2.6             (6.1)                2.6             (3.2)
Income (loss) before
  income taxes                          2.3             (3.7)                2.9             (2.0)
Net loss                               (0.4)            (4.3)               (0.1)            (2.7)



THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000.

         Revenues. Revenues for the three months ended June 30, 2001 were $4.8 million compared to $4.4 million for the three months ended June 30, 2000, an increase of approximately $461,000 or 10.6%. Revenues from the defense, wireless and satellite markets increased approximately $635,000, $85,000, and $51,000 respectively, while revenues from the EMC, and automotive markets declined approximately $227,000 and $86,000 respectively. Geographically, revenues from North America and Asia increased $426,000 and $215,000, respectively, while revenues from Europe declined approximately $180,000 from prior year levels. The increase in North American revenues is a result of progress on large defense contracts, while the decline in European revenues is a result of fewer European contracts.

         Cost of revenues. Cost of revenues for the three months ended June 30, 2001 were $3.2 million compared to $3.1 million for the three months ended June 30, 2000. Gross margins increased to 33.4% for the three months ended June 30, 2001 from 28.6% for the three months ended June 30, 2000. The increase in margins is a result of a more favorable mix of higher margin contracts.

         General and administrative expenses. General and administrative expenses for the three months ended June 30, 2001 were $791,000 compared to $692,000 for the three months ended June 30, 2000, an increase of approximately $99,000 or 14.3%, due primarily to the increase in the allowance for uncollectible accounts receivable. As a percentage of revenues, general and administrative expenses increased to 16.4% for the three months ended June 30, 2001 from 15.9% for the three months ended June 30, 2000.

         Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2001 were $494,000 compared to $591,000 for the three months ended June 30, 2000, a decrease of approximately $97,000 or 16.4%. As a percentage of revenues, sales and marketing expenses decreased to 10.2% for the three months ended June 30, 2001, from 13.6% for the three months ended June 30, 2000. The decrease was due to decreased third party sales commissions, and other cost reductions related to the Company's EMC business unit.

         Research and development expenses. Research and development expenses for the three months ended June 30, 2001 were $201,000 compared to $235,000 for the three months ended June 30, 2000, a decrease of $34,000 or 14.5%. The decrease was due to the capitalization of software development costs in connection with the development of the Company's 959+ Nearfield software package.

         Other income (loss), net. Other income (loss), net, for the three months ended June 30, 2001 was a $12,000 loss compared to $106,000 income for the three months ended June 30, 2000, a decrease of approximately $118,000. This decrease reflects a decrease in the Company's interest income due to a reduction in cash balances available for investment, and by translation losses recorded in the three months ended June 30, 2001.

         Income taxes. Income tax expense for the three months ended June 30, 2001 was $127,000 compared to $25,000 of income tax expense for the three months ended June 30, 2000, an increase of $102,000. Although no income tax benefit on losses was recorded during the quarter ended June 30, 2001, the Company's income tax expense for the three months ended June 30, 2001 reflects income taxes recorded by its profitable foreign operations.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000.

         Revenues. Revenues for the six months ended June 30, 2001 were $9.7 million compared to $8.6 million for the six months ended June 30, 2000, a increase of approximately $1.1 million or 13.6%. Revenues from the wireless and satellite markets increased approximately $1.6 million and $298,000, respectively, while revenues from the electromagnetic compatibility (EMC), defense, and automotive markets declined approximately $345,000, $280,000 and $139,000, respectively. Geographically, revenues from Asia, and Europe increased $1.0 million and $496,000 respectively while revenues from the North American market decreased approximately $350,000. The increase in Asian and European revenues resulted from the continued progress on large wireless contracts, while the declines in the North American market were due to significant progress on large U.S. defense contracts during the six months ended June 30, 2000, not completely replaced in the six months ended June 30, 2001.

         Cost of revenues. Cost of revenues for the six months ended June 30, 2001 were $6.7 million compared to $5.9 million for the six months ended June 30, 2000, an increase of $783,000 or 13.2%. Gross margins increased slightly to 31.2% for the six months ended June 30, 2001 from 30.9% for the six months ended June 30, 2000.

         General and administrative expenses. General and administrative expenses for the six months ended June 30, 2001 and 2000 were $1.4 million. As a percentage of revenues, general and administrative expenses decreased to 14.7% for the six months ended June 30, 2000 from 16.5% for the six months ended June 30, 2000.

         Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2001 and 2000 were $1.0 million. As a percentage of revenues, sales and marketing expenses were 10.2% for the six months ended June 30, 2001, a decrease from 12.2% for the six months ended June 30, 2000.

         Research and development expenses. Research and development expenses for the six months ended June 30, 2001 were $361,000 compared to $466,000 for the six months ended June 30, 2000, a decrease of $105,000 or 22.5% due mainly to the capitalization of software development costs related to its FR 959+ Nearfield software package.

         Other income. Other income for the six months ended June 30, 2001 was approximately $27,000 compared to $108,000 for the six months ended June 30, 2000. This decrease reflects a reduction in the Company's cash balances available for investment.

         Income taxes. Income tax expense for the six months ended June 30, 2001 was $287,000 compared to a $66,000 income tax expense for the six months ended June 30, 2000, an increase in expense of $221,000. Although no income tax benefit on losses was recorded in the six months ended June 30, 2001, the Company's income tax expense for the period reflects income taxes recorded by its profitable foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

         During 1998, 1999, and 2000 the Company has satisfied its working capital requirements through cash flows from equity financing. Net operating losses recorded in the past three years have caused negative cash flows from operating activities.

         Net cash used in operating activities during the six months ended June 30, 2001 was $175,000, compared to $1.8 million used in operating activities in the six months ended June 30, 2000. The decrease in cash used in operating activities is primarily a result of the Company's payment of the $600,000 U.S. Customs fine during March 2000, and payment of the related accrued legal expenses. In addition, income tax refunds received in 2001, and the Company's accounts receivable, and billings in excess of costs and estimated earnings on uncompleted contracts provided less operating cash during the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

         Net cash used in investing activities resulted primarily from purchases of property and equipment and the capitalization of software development costs during the six months ended June 30, 2001 and 2000 in the amounts of $457,000 and $196,000, respectively.

         Net cash used in financing activities of $14,000 for the six months ended June 30, 2001 was related to the repayment of a note receivable related to the sale of the Company's EMC business unit, and the purchase of treasury stock. Net cash provided by financing activities of $22,000 for the six months ended June 30, 2000 was related to the exercise of common stock options.

         The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in

U.S. dollars. For the six months ended June 30, 2001, approximately 35% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in the local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

         The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to fluctuations in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at June 30, 2001, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION--NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a. EXHIBITS - None

B.       REPORTS ON FORM 8-K

                  The Company filed a report on From 8-K on April 20, 2001 for an event occurring on April 19, 2001 reporting that the Company received a letter from the Nasdaq Stock Market, Inc. notifying that its common stock has failed to meet the continued listing requirement for minimum value of public float. The press release announcing the Company's receipt of the letter from the Nasdaq Stock Market, Inc. was filed as an exhibit to this report.

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


                                                    ORBIT/FR, INC.
                                        --------------------------------------
                                                     Registrant


Date:    August 14, 2001
                                             By:  /s/  David S. Bernstein
                                        --------------------------------------
                                        President and Chief Operating Officer


Date:    August 14, 2001
                                                 By:  /s/  Dave Lubbe
                                        --------------------------------------
                                               Chief Financial Officer