Form 10-Q
period 2001-09-30
ORBIT FR INC
filed 2001-11-19
CIK 1037115

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------




                                    FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                  -------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.         Yes  [X]           No [ ]

        There were 6,084,473 shares of common stock, $.01 par value, outstanding as of November 19, 2001.


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

                                      INDEX

                                                                                               PAGE NO.
                                                                                               --------

PART I.    FINANCIAL INFORMATION

           Item 1.    Consolidated Financial Statements

                      Consolidated Balance Sheets--September 30, 2001
                        (Unaudited) and December 31, 2000..........................................3

                      Consolidated Statements of Operations-- Three  and nine months ended September 30, 2001 and 2000 (Unaudited)..............................4

                      Consolidated Statements of Cash Flows-- Three and nine months ended September 30, 2001 and 2000 (Unaudited)..............................5

                      Notes to Consolidated Financial Statements
                        (Unaudited)................................................................6

           Item 2.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.......................................11

           Item 3.    Quantitative and Qualitative Disclosure of Market Risk......................14

PART II.    Other Information

           Item 1.    Legal Proceedings...........................................................15

           Item 2.    Changes in Securities and Use of Proceeds...................................15

           Item 3.    Defaults upon Senior Securities.............................................15

           Item 4.    Submission of Matters to a Vote of Security Holders.........................15

           Item 5.    Other Information...........................................................15

           Item 6.    Exhibits and Reports on Form 8-K............................................15

Signatures........................................................................................16

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         SEPTEMBER 30,       DECEMBER 31,
                                                                             2001                2000
                                                                         -------------       ------------
                                      ASSETS                              (UNAUDITED)
Current asset:
   Cash and cash equivalents                                               $   4,678          $   5,868
   Accounts receivable, less allowances of $469 and $184
     at September 30, 2001 and December 31, 2000, respectively                 4,710              4,572
   Inventory                                                                   1,651              1,976
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                    603                583
   Deferred income taxes                                                         142                170
   Other                                                                         268                284
                                                                           ---------          ---------
Total current assets                                                          12,052             13,453

Property and equipment, net                                                    1,399              1,097
Deferred income taxes                                                            387                520
Cost in excess of net assets acquired, less
   accumulated amortization of $182 and $150 at September 30, 2001
   and December 31, 2000, respectively                                           692                724
Software development costs, less accumulated amortization of
   $23 at September 30, 2001                                                     251                182
Other                                                                            149                234
                                                                           ---------          ---------

     Total assets                                                          $  14,930          $  16,210
                                                                           =========          =========



                        LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                                        $   1,096          $     742
   Accounts payable--Parent                                                      606                368
   Accrued expenses                                                            1,809              1,756
   Customer advances                                                             498                504
   Income taxes payable                                                           35                 48
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                    542              1,301
   Deferred income taxes                                                         126                108
                                                                           ---------          ---------
     Total current liabilities                                                 4,712              4,827

Stockholders' equity:
  Preferred stock: $.01 par value:
     Authorized shares--2,000,000, Issued shares--none                            --                 --
  Common stock: $.01 par value:
     Authorized shares--10,000,000
     Issued shares --6,084,473 at September 30, 2001 and
       December 31, 2000, respectively                                            61                 61
  Additional paid-in capital                                                  15,173             15,173
  Accumulated deficit                                                         (4,773)            (3,634)
  Treasury stock--82,900 and 62,200 shares at September 30, 2001
    and December 31, 2000, respectively                                         (243)              (217)
                                                                           ---------          ---------
     Total stockholders' equity                                               10,218             11,383
                                                                           ---------          ---------

     Total liabilities and stockholders' equity                            $  14,930          $  16,210
                                                                           =========          =========

                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  SEPTEMBER 30,                       SEPTEMBER 30,
                                                  -------------                       -------------

                                             2001              2000              2001              2000
                                             ----              ----              ----              ----

Contract revenues                         $    4,640        $    4,268        $   14,364        $   12,826

Cost of revenues                               3,786             3,016            10,480             8,927
                                          ----------        ----------        ----------        ----------

Gross profit                                     854             1,252             3,884             3,899

Operating expenses:

   General and administrative                    993               570             2,418             1,980

   Sales and marketing                           518               610             1,511             1,657

   Research and development                      253               412               613               878
                                          ----------        ----------        ----------        ----------

Total operating expenses                       1,764             1,592             4,542             4,515
                                          ----------        ----------        ----------        ----------

Operating loss                                  (910)             (340)             (658)             (616)

Other income, net                                 28               102                54               210
                                          ----------        ----------        ----------        ----------

Loss before income tax expense                  (882)             (238)             (604)             (406)

Income tax expense                               249                32               535                97
                                          ----------        ----------        ----------        ----------

Net loss                                  $   (1,131)       $     (270)       $   (1,139)       $     (503)
                                          ==========        ==========        ==========        ==========

Basic and diluted loss  per share         $     (.19)       $     (.04)       $     (.19)       $     (.08)
                                          ==========        ==========        ==========        ==========

Weighted average number
  common shares - basic and diluted        6,001,573         6,022,131         6,010,582         6,015,399
                                          ==========        ==========        ==========        ==========





                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                  ------------------------
                                                                                    2001            2000
                                                                                    ----            ----
Cash flows from operating activities:
Net loss                                                                          $ (1,139)       $   (503)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                     320             303
      Amortization                                                                     116             136
      Deferred income tax provision (benefit)                                          179             (34)
      Changes in operating assets and liabilities
         Accounts receivable                                                          (138)         (1,997)
         Inventory                                                                     325            (189)
         Costs and estimated earnings in excess of billings
           on uncompleted contracts                                                    (20)            587
         Income tax refunds receivable                                                  --             744
         Other assets                                                                   16             103
         Accounts payable and accrued expenses                                         407          (1,645)
         Accounts payable--Parent                                                      238             282
         Income taxes payable                                                          (13)             98
         Customer advances                                                              (6)            371
         Billings in excess of costs and estimated earnings
           on uncompleted contracts                                                   (759)           (283)
                                                                                  --------        --------

Net cash used in operating activities                                                 (474)         (2,027)

Cash flows from investing activities:
      Investment in capitalized software                                               (92)             --
      Purchase of equipment                                                           (622)           (269)
                                                                                  --------        --------

Net cash used in investing activities                                                 (714)           (269)
                                                                                  --------        --------

Cash flows from financing activities:
      Repayment of note receivable                                                      24              --
      Issuance of common stock                                                          --              34
      Purchases of treasury stock                                                      (26)             --
                                                                                  --------        --------

Net cash (used in) provided by financing activities                                     (2)             34
                                                                                  --------        --------

Net decrease in cash and cash equivalents                                           (1,190)         (2,262)
Cash and cash equivalents at beginning of period                                     5,868           7,353
                                                                                  --------        --------
Cash and cash equivalents at end of period                                        $  4,678        $  5,091
                                                                                  ========        ========

Supplemental disclosures of cash flow information:
Net cash paid (refunded) during the period for income taxes                       $    245        $   (460)
                                                                                  ========        ========



                             See accompanying notes.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. OWNERSHIP AND BASIS OF PRESENTATION

        ORBIT/FR, Inc. (the "Company"), was incorporated in Delaware on December 9, 1996, as a wholly-owned subsidiary of Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation (the "Parent"). The Company develops, markets, and supports sophisticated automated microwave test and measurement systems for the wireless communications, satellite, automotive, aerospace/defense and electromagnetic compatibility (EMC) industries, and manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems. ORBIT/FR, Inc., a holding company, supports its world wide customers through its subsidiaries ORBIT/FR Engineering, LTD ("Engineering", Israel), ORBIT/FR Europe, (Germany), Advanced Electromagnetics, Inc. ("AEMI", San Diego, CA), and Orbit Advanced Technologies, Inc. and Flam and Russell, Inc, (Horsham, PA). The Company sells its products to customers throughout Asia, Europe, Israel, and North and South America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Interim Financial Information

        The accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 2001, and 2000 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Annual Report on Form 10-K and Proxy Statement for the period ended December 31, 2000, filed on March 30, 2001 and April 16, 2001, respectively, with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2000.

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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Net Loss Per Share

        Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not considered for the three and nine months ended September 30, 2001 and 2000 because the effect of these securities is antidilutive.

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

3. INVENTORY

        Inventory consists of the following:

                              SEPTEMBER 30,  DECEMBER 31,
                                  2001           2000
                              -------------  ------------
                               (UNAUDITED)
Work-in-process                  $   772       $   797
Parts and components                 879         1,179
                                 -------       -------
                                 $ 1,651       $ 1,976
                                 =======       =======

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:


                                          SEPTEMBER 30,   DECEMBER 31,
                                              2001            2000
                                          -------------   ------------
                                          (UNAUDITED)
Lab and computer equipment                   $ 1,821         $ 1,575
Office equipment                               1,019           1,067
Transportation equipment                         310             319
Furniture and fixtures                            45              65
Leasehold improvements                           317             123
                                             -------         -------
                                               3,512           3,149
Less accumulated depreciation                  2,113           2,052
                                             -------         -------
Property and equipment, net                  $ 1,399         $ 1,097
                                             =======         =======


5. ACCRUED EXPENSES

   Accrued expenses consists of the following:

                                    SEPTEMBER 30,    DECEMBER 31,
                                        2001             2000
                                    -------------    ------------
                                     (UNAUDITED)
Accrued contract costs                 $   347         $   259
Accrued compensation                       781             688
Accrued commissions                        134             129
Accrued royalties                           98             118
Accrued warranty                           195             224
Other accruals                             254             338
                                       -------         -------
                                       $ 1,809         $ 1,756
                                       =======         =======

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


6. LONG-TERM CONTRACTS

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                  2001               2000
                                                              -------------     ------------
                                                               (UNAUDITED)

Accumulated expenditures on uncompleted contracts               $  12,215         $  12,078
Estimated earnings thereon                                          1,118               225
                                                                ---------         ---------
                                                                   13,333            12,303
Less: applicable progress billings                                 13,272            13,021
                                                                ---------         ---------
   Total                                                        $      61         $    (718)
                                                                =========         =========


The long-term contracts are shown in the accompanying balance sheets as follows:

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2001              2000
                                                              -------------    ------------
                                                               (UNAUDITED)
Costs and estimated earnings in excess of billings
 on uncompleted contracts                                       $    603          $    583
Billings in excess of costs and estimated earnings
 on uncompleted contracts                                           (542)           (1,301)
                                                                --------          --------
                                                                $     61          $   (718)
                                                                ========          ========


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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


8. SEGMENT AND GEOGRAPHIC INFORMATION

        The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations from other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three and nine months ended September 30, 2001 and 2000.

Three months ended September 30, 2001                 North America        Europe           Asia             Total
-------------------------------------                 -------------        ------           ----             -----

  Sales to unaffiliated customers                        $  2,020         $    882         $  1,738         $  4,640
  Cost of sales to unaffiliated customers                   1,805              800            1,181            3,786
                                                         --------         --------         --------         --------
  Gross profit unaffiliated customers                    $    215         $     82         $    557         $    854
                                                         ========         ========         ========         ========

Three months ended September 30, 2000                 North America        Europe           Asia             Total
-------------------------------------                 -------------        ------           ----             -----

  Sales to unaffiliated customers                        $  2,102         $    621         $  1,545         $  4,268
  Cost of sales to unaffiliated customers                   1,457              471            1,088            3,016
                                                         --------         --------         --------         --------
  Gross profit unaffiliated customers                    $    645         $    150         $    457         $  1,252
                                                         ========         ========         ========         ========


Nine months ended September 30, 2001                  North America        Europe           Asia             Total
------------------------------------                  -------------        ------           ----             -----

  Sales to unaffiliated customers                        $  6,154         $  3,208         $  5,002         $ 14,364
  Cost of sales to unaffiliated customers                   4,735            2,559            3,186           10,480
                                                         --------         --------         --------         --------
  Gross profit unaffiliated customers                    $  1,419         $    649         $  1,816         $  3,884
                                                         ========         ========         ========         ========


Nine months ended September 30, 2000                  North America        Europe           Asia             Total
------------------------------------                  -------------        ------           ----             -----

  Sales to unaffiliated customers                        $  6,586         $  2,451         $  3,789         $ 12,826
  Cost of sales to unaffiliated customers                   4,377            2,024            2,526            8,927
                                                         --------         --------         --------         --------
  Gross profit unaffiliated customers                    $  2,209         $    427         $  1,263         $  3,899
                                                         ========         ========         ========         ========


        In the table above, "North America" includes all United States operations, and "Europe" includes subsidiaries in Germany and Israel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

        Certain information contained in this Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended, and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those projected in the forward looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission including the Company's Registration Statement on Form S-1, and in its most recent Annual Report on Form 10-K, as amended, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).


RESULTS OF OPERATIONS

        The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

                                      THREE MONTHS                       NINE MONTHS
                                   ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                   -------------------               -------------------
                                  2001             2000             2001             2000
                                  ----             ----             ----             ----

Contract revenues                 100.0%           100.0%           100.0%           100.0%
Gross profit                       18.4             29.3             27.0             30.4
General and
     administrative                21.4             13.4             16.8             15.4
Sales and marketing                11.2             14.3             10.5             12.9
Research and development            5.4              9.6              4.3              6.8
Operating loss                    (19.6)            (8.0)            (4.6)            (4.8)
Loss before income taxes          (19.0)            (5.6)            (4.2)            (3.2)
Net loss                          (24.4)            (6.4)            (7.9)            (3.9)


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000.

        Revenues. Revenues for the three months ended September 30, 2001 were $4.6 million compared to $4.3 million for the three months ended September 30, 2000, an increase of approximately $372,000 or 8.7%. Revenues from the wireless, automotive, Electromagnetic compatibility (EMC), and satellite markets increased approximately $550,000, $223,000, $138,000 and $126,000 respectively, while revenues from the defense market declined approximately $665,000. Geographically, revenues from Europe and Asia increased $261,000 and $193,000, respectively, while revenues from North America declined approximately $82,000 from prior year levels. The increase in European and Asian revenues is a result of progress on large wireless contracts, while the decline in North American revenues is a result of the fewer large defense contracts.

        Cost of revenues. Cost of revenues for the three months ended September 30, 2001 were $3.8 million compared to $3.0 million for the three months ended September 30, 2000, an increase of approximately $770,000 or 25.5%. Gross margins decreased to 18.4% for the three months ended September 30, 2001 from 29.3% for the three months ended September 30, 2000. The decrease in margins is a result of a revaluation of large defense related contracts, and one time increases in inventory reserves.

        General and administrative expenses. General and administrative expenses for the three months ended September 30, 2001 were $993,000 compared to $570,000 for the three months ended September 30, 2000, an increase of approximately $423,000 or 74.2%, due primarily to the increase in the allowance for uncollectible accounts receivables recorded during the quarter in the amount of $270,000. As a percentage of revenues, general and administrative expenses increased to 21.4% for the three months ended September 30, 2001 from 13.4% for the three months ended September 30, 2000.

        Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2001 were $518,000 compared to $610,000 for the three months ended September 30, 2000, a decrease of approximately $92,000 or 15.1%. As a percentage of revenues, sales and marketing expenses decreased to 11.2% for the three months ended September 30, 2001, from 14.3% for the three months ended September 30, 2000. The decrease was due to decreased third party sales commissions, and other cost reductions related to the Company's EMC business unit.

        Research and development expenses. Research and development expenses for the three months ended September 30, 2001 were $253,000 compared to $412,000 for the three months ended September 30, 2000, a decrease of $159,000 or 38.6%. The decrease was due a reduction of general research and development activities.

        Other income, net. Other income, net, for the three months ended September 30, 2001 was $28,000 compared to $102,000 for the three months ended September 30, 2000, a decrease of approximately $74,000. This decrease reflects a decrease in the Company's interest income due to a reduction in interest rates and cash balances available for investment.

        Income taxes. Income tax expense for the three months ended September 30, 2001 was $249,000 compared to $32,000 of income tax expense for the three months ended September 30, 2000, an increase of $217,000. Although no income tax benefit on losses was recorded during the quarter ended September 30, 2001, the Company's income tax expense for the three months ended September 30, 2001 reflects income taxes recorded by its profitable foreign operations. During the three months ended September 30, 2001, the Company recorded a valuation allowance against its deferred tax asset of approximately $140,000. This allowance is a result of the Company reporting negative operating income, and the uncertainty with regard to the Company's ability to generate sufficient taxable income in future periods to realize all of the deferred tax asset.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000.

        Revenues. Revenues for the nine months ended September 30, 2001 were $14.4 million compared to $12.8 million for the nine months ended September 30, 2000, a increase of approximately $1.6 million or 12.0%. Revenues from the wireless, satellite, and automotive markets increased approximately $2.2 million, $425,000 and $85,000, respectively, while revenues from the defense and EMC markets declined approximately $945,000, and $208,000, respectively. Geographically, revenues from Asia, and Europe increased $1.2 million and $757,000 respectively while revenues from the North American market decreased approximately $432,000. The increase in Asian and European revenues resulted from the continued progress on large wireless contracts, while the decline in the North American market was due to significant reduction in work performed on large U.S. defense contracts during the nine months ended September 30, 2001, compard to the nine months ended September 30, 2000.

        Cost of revenues. Cost of revenues for the nine months ended September 30, 2001 were $10.5 million compared to $8.9 million for the nine months ended September 30, 2000, an increase of $1.6 million or 17.4%. Gross margins decreased to 27.0% for the nine months ended September 30, 2001 from 30.4% for the nine months ended September 30, 2000. The decrease in margins is a result a revaluation of large defense related contracts, and one time increases in inventory reserves.

        General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2001 were $2.4 million, compared to $2.0 million for the nine months ended September 30, 2000, an increase of approximately $438,000 or 22.1%. As a percentage of revenues, general and administrative expenses increased to 16.8% for the nine months ended September 30, 2000 from 15.4% for the nine months ended September 30, 2000. This increase is due mainly to Company increasing its allowance for uncollectible accounts receivables during the nine months ended September 30, 2001 in the amount of $350,000.

        Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2001 were $1.5 million, compared to $1.7 million for the nine months ended September 30, 2000. As a percentage of revenues, sales and marketing expenses were 10.5% for the nine months ended September 30, 2001, a decrease from 12.9% for the nine months ended September 30, 2000. The decrease was due to decreased third party sales commissions, and other cost reductions related to the Company's EMC business unit.

        Research and development expenses. Research and development expenses for the nine months ended September 30, 2001 were $613,000 compared to $878,000 for the nine months ended September 30, 2000, a decrease of $265,000 or 30.2% due to the capitalization of software development costs, along with a reduction of general research and development activities.

        Other income. Other income for the nine months ended September 30, 2001 was approximately $54,000 compared to $210,000 for the nine months ended September 30, 2000. This decrease reflects a decrease in the Company's interest income due to a reduction in interest rates and cash balances available for investment.

        Income taxes. Income tax expense for the nine months ended September 30, 2001 was $535,000 compared to a $97,000 income tax expense for the nine months ended September 30, 2000, an increase in expense of $438,000. Although no income tax benefit on losses was recorded in the nine months ended September 30, 2001, the Company's income tax expense for the period reflects income taxes recorded by its profitable foreign operations. During the nine months ended September 30, 2001, the Company recorded a valuation allowance against its deferred tax asset of approximately $140,000. This allowance is a result of the Company reporting negative operating income, and the uncertainty with regard to the Company's ability to generate sufficient taxable income in future periods to realize all of the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

        During 1998, 1999, and 2000 the Company has satisfied its working capital requirements through cash flows from equity financing. Net operating losses recorded in the past three years have caused negative cash flows from operating activities.

        Net cash used in operating activities during the nine months ended September 30, 2001 was $474,000, compared to $2.0 million used in operating activities in the nine months ended September 30, 2000. The decrease in cash used in operating activities is partially a result of the Company's payment of the $600,000 U.S. Customs fine and related legal fees during March 2000.

        Net cash used in investing activities resulted primarily from purchases of property and equipment and the capitalization of software development costs during the nine months ended September 30, 2001 and 2000 in the amounts of $714,000 and $269,000, respectively.

        Net cash used in financing activities of $2,000 for the nine months ended September 30, 2001 was related to the repayment of a note receivable related to the sale of the Company's EMC business unit, and the purchase of treasury stock. Net cash provided by financing activities of $34,000 for the nine months ended September 30, 2000 was related to the exercise of common stock options.

        The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the nine months ended September 30, 2001, approximately 34% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in the local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

        The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to fluctuations in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at September 30, 2001, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. EXHIBITS

                10.6 Consulting agreement dated July 24, 2001 by and between the Company and Gurion Meltzer.

                10.7 Employment agreement dated September 5, 2001 by and between the Company and Ze'ev Stein.

                10.8 Employment agreement dated October 15, 2001 by and between the Company and Israel Adan.

        b.      REPORTS ON FORM 8-K

                On July 31, 2001 the Company filed a report on Form 8-K announcing that it had received a Nasdaq Listing Qualifications Panel determination on July 24, 2001, that the listing of the Company's shares would be transferred from The Nasdaq National Market to The Nasdaq SmallCap Market, effective July 26, 2001.

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


                                                      ORBIT/FR, INC.
                                        ----------------------------------------
                                                       Registrant


Date: November 19, 2001
                                                 By: /s/ Israel Adan
                                        ----------------------------------------
                                                     Israel Adan
                                         President and Chief Executive Officer


Date: November 19, 2001
                                                  By: /s/ Dave Lubbe
                                        ----------------------------------------
                                                      Dave Lubbe
                                                Chief Financial Officer