Form 10-K
period 2001-12-31
ORBIT FR INC
filed 2002-04-01
CIK 1037115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                     Common Stock, par value $.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . | |

      The aggregate market value of the voting stock held by non-affiliates of the Registrant is $1,335,305 (1). As of March 22, 2002, 6,084,473 shares of common stock were outstanding.

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's common stock outstanding, reduced by the amount of the common stock held by the officers, directors and shareholders owning in excess of 10% of the Company's common stock, multiplied by the last reported sale price for the Company's common stock on March 22, 2002. The information provided shall in no way be construed as an admission that any officer, director, or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                       DOCUMENTS INCORPORATED BY REFERENCE
  (Specific sections incorporated are identified under applicable items herein)

Certain portions of the Company's Proxy Statement to be filed in connection with its 2002 Annual Meeting are incorporated by reference in Part III of this Report. Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 333-25015) filed with the Commission on April 11, 1997, Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on May 19, 1997, and Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Commission on June 5, 1997 are incorporated by reference as Exhibits in Part IV of this Report.

                                 ORBIT/FR, INC.

                                      INDEX

                                                                                                         PAGE NO.
                                                                                                         --------
PART I.

      Item 1.     Business..............................................................................    4

      Item 2      Properties............................................................................   14

      Item 3      Legal Proceedings.....................................................................   14

      Item 4      Submission of Matters to a Vote of Security Holders ..................................   15

      Item 4.1    Executive Officers and Key Employees..................................................   15

PART II.

      Item 5      Market for the Registrant's Common Equity and Related Stockholder Matters.............   17

      Item 6      Selected Financial Data...............................................................   18

      Item 7      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations............................................................................   18

      Item 7a     Quantitative and Qualitative Disclosure About Market Risk.............................   25

      Item 8      Financial Statements and Supplementary Data...........................................   25

      Item 9      Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosures...........................................................................   25

PART III

      Item 10     Directors and Executive Officers of the Registrant....................................   25

      Item 11     Executive Compensation................................................................   25

      Item 12     Security Ownership of Certain Beneficial Owners and Management........................   25

      Item 13     Certain Relationships and Related Transactions........................................   25

PART IV

      Item 14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................   26

                                     PART I

FORWARD-LOOKING STATEMENTS

      This report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including, but not limited to those set forth in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations'" under the heading "Certain Factors" below and elsewhere in this report on Form 10-K. The following discussion should be read in conjunction with Part II of this Form 10-K and the Consolidated Financial Statements and notes to the Consolidated Statements beginning on page F-1. As used in this annual report on Form 10-K, unless the context otherwise requires, "we," "us," "our," "Company," or ORBIT/FR" refers to ORBIT/FR, Inc.

ITEM 1. BUSINESS

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

      The Company markets and sells its systems to customers in the United States and throughout the world. Within the Company's targeted industries, the Company's customers include manufacturers of wireless systems and products, such as Motorola, Nokia and Ericsson; aerospace/defense systems integrators and product manufacturers that incorporate microwave technology, such as Lockheed Martin, Raytheon, Northrop Grumman, and Boeing; telecommunications service providers that rely on microwave technology, such as AT&T, NTT and British Telecom; and automobile and automotive subassembly manufacturers. The Company's customers also include the United States government and several foreign governments.

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

HISTORY

      The Company was incorporated in Delaware in December 1996. The Company is the holding company for Orbit Advanced Technologies, Inc., a Delaware corporation ("Technologies") and its wholly owned subsidiary, Flam & Russell, Inc., a Delaware corporation ("Flam & Russell"), Orbit FR Engineering, Ltd., an Israeli corporation ("Engineering"), Orbit FR Europe, GmbH a German corporation ("GmbH") and Advanced Electromagnetics, Inc. ("AEMI") a California corporation. The Company's parent, Orbit-Alchut Technologies, Ltd., is a publicly traded company in Israel which was founded in 1950 ("Alchut"). In addition to its ownership interest in the Company (approximately 60%), Alchut has ownership interests in companies operating in the avionics, tracking and telemetry markets.

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

      Engineering was incorporated in Israel in December 1996 as a wholly-owned subsidiary of Alchut at which time Alchut transferred all of the assets relating to its microwave test and measurement business to Engineering. Engineering is principally responsible for overseeing the development, design and production of ORBIT/FR's electro-mechanical products. Along with providing electro-mechanical products internally, Engineering is responsible for sales, marketing and customer support to the Asian market.

      In October 1997, Orbit FR Europe, GmbH was incorporated in Germany. The GmbH develops compact range measurement systems and components, and is responsible for sales, marketing and customer support to the European market.

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

      On September 13, 1999, the Company announced that it had reached a Plea Agreement with the U.S. Attorney's Office to settle an investigation of the Company's export practices. As a result of the plea, the Company's export license applications for munitions list products became subject to a three year non-discretionary denial policy under the International Traffic in Arms Regulations (ITAR). The Company hopes to qualify for special exceptions to the denial policy on a case-by-case basis based upon its present internal policies, procedures and compliance with all applicable export law.

      On March 6, 2000, the Company received notification, effective March 1, 2000 from the U.S. State Department that a Commodity Jurisdiction request submitted by the Company in 1998 had been approved, and the vast majority of the Company's basic Antenna Measurement Software products and systems were removed from the U.S. Munitions List. These products now fall under the jurisdiction of the Commerce Department and therefore would not be subject to the State Department's non-discretionary policy of denying the Company's license applications. The Company's Radar Cross Section ("RCS") and Radome systems remain on the U.S. State Department's Munitions list.

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

      AEROSPACE/DEFENSE. The need within the aerospace/defense community for accurate and secure communications and tracking systems led to the emergence of microwave test and measurement companies in the 1960's. Recent growth in security and defense budgets are expected to provide additional opportunities for the Company.

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

      PURSUING GROWTH IN INTERNATIONAL MARKETS. Approximately 58% and 52% of the Company's revenues during 2001 and 2000 respectively were derived from international customers. The Company believes that the growth of the international microwave test and measurement marketplace over the next several years will be due in large part to worldwide economic development, governmental policies aimed at improving the communications infrastructure in developing countries and the increasing globalization of commerce. The Company is devoting significant efforts to increasing its share of the international market for microwave test and measurement systems by strengthening and expanding its sales network through the establishment of foreign sales and customer service centers and the appointment of additional international sales representatives. In addition, the Company believes it has a competitive advantage due to the duty-free status of its products manufactured in Israel and sold into the European Union. As fully detailed under History on page 5, the vast majority of the Company's products fall under the jurisdiction of the Commerce Department and therefore are not be subject to the State Department's non-discretionary policy of denying the Company's license applications.

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

      Wireless Communications............   Alcatel, Andrew, AT&T, Bell Atlantic, BAE, Bosch,
                                            Celwave, Daewoo, Ericsson, GTE, IBM, ITT, Korea Mobile
                                            Telecom, Lucent Technologies, Motorola, NEC, Nokia,
                                            Northern Telecom, NTT, Qualcomm, RCA, SiemensPlessey,
                                            Thales Antennas, Telebras and Tenovis,.

      Satellite ..........................  Astrium, DASA, Elenia Spazio, Harris, Lockheed Martin,
                                            Space Systems/Loral, Raytheon and TRW.

      Automotive. ........................  BMW, Daimler-Chrysler, Ford, Fuba, Mitsubishi, SAAB,
                                            Samsung and Toyota.

      Aerospace/Defense ..................  Aerospatiale, Allgon, Ball Aerospace, Boeing, British
                                            Aerospace, Dassault, Elta, Ericsson Microwave, General
                                            Electric, Israel Aircraft Industry, ITT Avionics, JPL,
                                            Lockheed Martin/Loral, Mitsubishi Heavy Industries,
                                            NASA, Northrop-Grumman, Pratt & Whitney, Racal Avionics,
                                            Raytheon E-Systems, Rockwell International, SAAB
                                            Missiles, SPAR Aerospace, Texas Instruments, Tracor/AEL
                                            and the United States Air Force, Army and Navy.

      The Company's customers are located in the Americas (the United States, Canada, Brazil and Argentina), Europe (the United Kingdom, France, Germany, Italy, Holland, Spain, Austria, Denmark, Poland, Finland, Norway, Sweden, Switzerland and Portugal) and throughout the rest of the world (Japan, Korea, Thailand, Taiwan, Singapore, Indonesia, Israel, Australia and South Africa). See
Note 7 of the Notes to Consolidated Financial Statements for a discussion of the geographic concentration of the Company's revenues. For the year ended December 31, 2001, two customers accounted for 22% of the Company's revenues. There were no customers whose revenues exceeded 10% for the year ended December 31, 2000.

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

BACKLOG

      At December 31, 2001 and 2000, the Company's backlog was approximately $7.0 million and $12.3 million, respectively. The Company includes in backlog only those orders for which it has received and accepted a completed purchase order. Such orders are generally subject to cancellation by the customer with payment of a specified charge. The delivery lead time on the Company's products and systems generally averages approximately three months, but can be as short as a few days and as long as 12 months or more. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential shipment delays, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

RESEARCH AND DEVELOPMENT

      The Company believes that its future success depends on its ability to adapt to rapidly changing technological circumstances within the industries it serves and to continue to meet the needs of its customers. Accordingly, the timely development and introduction of new products is essential to maintain the Company's competitive position. Utilizing its internal research and development staff, augmented by external consultants, the Company develops all of its products in-house. A significant portion of the Company's research and development efforts has been conducted in direct response to the specific requirements of customers' orders, and, accordingly, such amounts are included in the cost of sales when incurred and the related funding is included in net revenues at such time. Research and development expenses of the Company for fiscal years ended December 31, 2001, 2000 and 1999 were $1,142,000, $984,000 and $750,000 respectively.

COMPETITION

      The Company believes that its current systems and products compete effectively with the systems and products offered by its competitors on the basis of product functionality, speed and accuracy, reliability, price, ease of use and technical support. The market for automated microwave test and measurement products, systems and services, however, is highly competitive and is characterized by continuing advances in products and technologies. In general, competition in this market comes from major microwave test and measurement vendors, some of which have a longer operating history, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. These companies also have established relationships with current and potential customers of the Company. The Company also competes, on a limited basis, with the internal development groups of its existing and potential customers, many of whom design and develop parts of their own microwave test and measurement systems. The Company's business, operating results and financial condition could be materially adversely affected by such competition. The Company's primary competitors in the microwave test and measurement market are MI Technology (formerly Scientific Atlanta's microwave division), Nearfield Systems, Inc., March Microwave, and ETS.

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

EMPLOYEES

      As of December 31, 2001, the Company had a total of 92 employees. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

      The Company occupies approximately 20,000 square feet of space at its headquarters in Horsham, Pennsylvania under a lease expiring in October 2003. The current annual base rent is approximately $219,000. The Company also maintains sales, engineering, technical support and program management facilities in Israel and Germany, and its manufacturing facilities in Santee, California. The Company's current aggregate annual rental expenses for these additional facilities are approximately $199,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 4.1 EXECUTIVE OFFICERS AND KEY EMPLOYEES

      The following table sets forth certain information regarding the Company's executive officers, and certain key employees.

     NAME                           AGE                        POSITION
----------------------              ---       --------------------------------------------------
Ze'ev Stein                         49        Chairman
Israel Adan                         51        President, Chief Executive Officer
Dave Lubbe                          38        Chief Financial Officer
John Aubin                          48        Vice President, Chief Technology Officer
Moshe Pinkasy                       51        Chief Operating Officer, Engineering,
Marcel Boumans                      43        Managing Director, GmbH
Gabriel Sanchez                     50        President, AEMI
Mark Bates                          31        Vice President, Software Development - USA
Dr. Kevin Flood                     39        Vice President Engineering and Project Management

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

      Israel Adan was named President and Chief Executive Officer in October 2001. From March 2001 through October 2001, Mr. Adan served as the President of FireMedia Communications Inc., From 1999 to 2001 Mr. Adan was senior vice president of SigmaOne Communications Corp. where he was responsible for the worldwide development of wireless location technologies and services. Prior to that Mr. Adan served as President of Tadiran (USA), a leading telecommunications equipment and systems provider, operating in numerous capacities during his 15 years at the company.

      Dave Lubbe was named Chief Financial Officer in July 2000. From 1997 to 2000 Mr. Lubbe served as the Company's Controller.

      John Aubin was recently named Chief Technology Officer, and served as Vice President of Measurement Systems since 1996 to 2001. From 1991 to 1996, Mr. Aubin was Vice President in charge of the Antenna Measurement Business Area for Flam & Russell.

      Moshe Pinkasy has served as the Managing Director of Engineering since January 1997. From February 1996 to December 1996, Mr. Pinkasy was Alchut's Manager of the Microwave Test and Measurement Business in Israel. From 1992 to 1996, Mr. Pinkasy served, in various capacities, as the Mechanical Engineering Department Manager for Alchut.

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

      Mark Bates was named the Company's Vice President of Software Development, U.S.A. in January 2000, and has served in several software development capacities since joining the company in 1995.

      Dr. Kevin Flood Joined the Company in August 2001 and was named Vice President Engineering and Project Management in March 2002. He was the Vice President of Research with The Tolly Group from 1999-2001 and worked for nine years for LSA, Inc. in Exton, PA where he was the Associate Director of Research/Senior Engineer

                                     PART II

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

                                          2001                      2000
                                          ----                      ----
YEAR ENDED DECEMBER 31,            HIGH          LOW          HIGH          LOW
                                   ----          ---          ----          ---
     First Quarter                 $2.44         $1.13       $14.19        $2.75

     Second Quarter                $2.04         $1.00        $6.63        $2.25

     Third Quarter                 $1.70         $0.68        $3.56        $2.31

     Fourth Quarter                $1.10         $0.60        $3.00        $0.75

      On March 22, 2002, there were 32 holders of record of Common Stock. Based on information received by the Company from its stock transfer agent, the Company believes that there are approximately 2,000 beneficial owners of its common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data:
(amounts in thousands, except per share data)                       Year Ended December 31,
                                               -----------------------------------------------------------------------
                                                 2001           2000           1999           1998              1997
                                               -----------------------------------------------------------------------
Contract revenues                              $ 18,612       $ 16,862       $ 12,923       $ 11,913           $22,055
Cost of revenues                                 13,589         11,563         11,242         10,563            13,227
                                               --------       --------       --------       --------           -------
Gross profit                                      5,023          5,299          1,681          1,350             8,828

General and administrative                        3,197          2,523          2,512          2,747             1,552
Sales and marketing                               2,093          2,471          2,073          1,870             1,527
Research and development                          1,142            984            750            890             1,228
Other charges                                        --             --             --          2,300                --
                                               --------       --------       --------       --------           -------

Total operating expenses                          6,432          5,978          5,335          7,807             4,307
                                               --------       --------       --------       --------           -------

Operating income (loss)                          (1,409)          (679)        (3,654)        (6,457)            4,521
Other income, net                                    82            286            427            653               379
                                               --------       --------       --------       --------           -------

Income (loss) before income taxes                (1,327)          (393)        (3,227)        (5,804)            4,900
Income tax expense (benefit)                        669            195            183         (1,673)            1,774
                                               --------       --------       --------       --------           -------

Net income (loss)                              $ (1,996)      $   (588)      $ (3,410)      $ (4,131)          $ 3,126
                                               ========       ========       ========       ========           =======

Basic earnings (loss) per share                $   (.33)      $   (.10)      $  (0.57)      $   (.68)          $  0.61
                                               ========       ========       ========       ========           =======

Diluted earnings (loss) per share              $   (.33)      $   (.10)      $  (0.57)      $   (.68)          $  0.60
                                               ========       ========       ========       ========           =======

Consolidated Balance Sheet Data:
(amounts in thousands)                                                     December 31,
                                                                           ------------
                                                 2001           2000           1999           1998              1997
                                                 ----           ----           ----           ----              ----
Working capital                                $  7,037       $  8,626       $  9,154       $ 12,964           $19,635
Total assets                                   $ 14,126       $ 16,210       $ 17,768       $ 23,005           $28,654
Total long term debt                                 --             --             --             --           $ 2,957
Stockholder's equity                           $  9,361       $ 11,383       $ 11,937       $ 15,402           $19,093

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

      Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, intangible assets, income taxes, financing operations, warranty obligations, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following accounting policies are the most critical and could impact our results of operations.

      Revenue Recognition. The Company recognizes revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which measures the percentage of costs incurred to date to the estimated total costs for each contract when such costs can be reasonably estimated. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

      Bad Debts. The Company maintains an allowance for estimated losses resulting from the non-payment of accounts receivable. If the estimate is not sufficient to cover actual losses, the Company is required to take charges to its earnings.

      Deferred Taxes. The Company recorded a deferred tax allowance as a result of the Company reporting negative operating income and due to uncertainty with regard to the Company's ability to generate sufficient taxable income in the future to realize the deferred tax asset.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

      Revenues. Revenues for the year ended December 31, 2001 were approximately $18.6 million compared to approximately $16.9 million for the year ended December 31, 2000, an increase of approximately $1.7 million or 10 %. The wireless market produced a $1.8 million increase in annual revenues, followed by the university, automotive and satellite markets with $386,000, $213,000, and $172,000 respectively. The Company experienced declines in the defense and Electromagnetic Compatibility (EMC) markets of $721,000 and $118,000, respectively. Geographically, the Company's European and Asian revenues increased $1.7 million and $255,000, while North American revenues decreased approximately $190,000. The increase in Asian and European revenues resulted from the continued progress on large wireless contracts, while the decline in the North American market was due to the significant reduction in work performed on large U.S. defense contracts during the year ended December 31, 2001, compared to the year ended December 31, 2000

      Cost of revenues. Cost of revenues for the year ended December 31, 2001 were approximately $13.6 million compared to approximately $11.6 million for the year ended December 31, 2000. Gross margins decreased to 27.0% for the year ended December 31, 2001 from 31.4% for the year ended December 31, 2000. The decrease in margins is a result of cost revaluations of large defense related contracts, and one time inventory write-offs.

      General and administrative expenses. General and administrative expenses for the year ended December 31, 2001 were approximately $3.2 million compared to approximately $2.5 million for the year ended December 31, 2000, an increase of approximately $700,000. As a percentage of revenues, general and administrative expenses increased to 17.2% for the year ended December 31, 2001 from 15.0% for the year ended December 31, 2000. This increase is due mainly to Company increasing its allowance for uncollectible accounts receivable during 2001 of approximately $400,000.

      Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2001 were approximately $2.0 million compared to approximately $2.5 million for the year ended December 31, 2000, an decrease of approximately $500,000 or 20%. As a percentage of revenues, sales and marketing expenses were 11.2% for the year ended December 31, 2001, a decrease from 14.7% for the year ended December 31, 2000. The decrease was due to decreased third party sales commissions, and other cost reductions related to the Company's EMC business unit.

      Research and development expenses. Research and development expenses for the year ended December 31, 2001 were approximately $1.1 million compared to approximately $1.0 million for the year ended December 31, 2000, an increase of approximately $100,000.

      Income taxes. Income tax expense for the year ended December 31, 2001 was $669,000, compared to $195,000 for the year ended December 31, 2000. Although no income tax benefit on losses was recorded during the years ended December 31, 2001 and 2000, the Company's income tax expense for the period reflects income taxes recorded by certain profitable foreign operations. During the year ended December 31, 2001, the Company increased its valuation allowance against its deferred tax asset by approximately $400,000. This allowance was a result of the Company reporting negative operating income, and the uncertainty with regard to the Company's ability to generate sufficient taxable income in future periods to realize all of the deferred tax asset.

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

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities during the year ended December 31, 2001 was $668,000, compared to $916,000 for the year ended December 31, 2000. The Company's $2.0 million net loss in the year ended December 31, 2001, offset by non cash items relating to depreciation, amortization, and deferred taxes of $437,000, $351,000, and $369,000 respectively, was the most significant use of cash in operating activities. Net cash used in operating activities in 2000 resulted from the Company recording a $588,000 net loss, and decrease in accounts payable and accrued expenses of $1.9 million, relating mainly to the Company's payment of the $600,000 U.S. Customs fine during March 2000, and payment of the related accrued legal expenses. The Company's primary offset to its reductions in operating cash during the year ended December 31, 2000 was the receipt of approximately $600,000 of income tax refunds.

      Net cash used in investing activities during the years ended December 31, 2001, and 2000 was $761,000 and $603,000 respectively. Purchases of property and equipment comprised $669,000 and $421,000 of the uses of cash in the years ended December 31, 2001 and 2001, while the Company invested $92,000 and $182,000 in capitalized software during 2001 and 2000, respectively.

      Net cash used in financing activities was $26,000 for the year ended December 31, 2001 and related to the purchase of treasury stock. Net cash provided by financing activities was $34,000 for the year ended December 31, 2000 and related to the issuance of common stock options.

      The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the years ended December 31, 2001, approximately 66% of the Company's revenues were billed in U.S. dollars. The majority of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

      The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business combinations" and "Goodwill and Other Intangibles." FASB 141 requires all business combinations initiated after July 1, 2001 to be accounted for using the purchase method. FASB 142 concluded that purchased goodwill would not be amortized but would be reviewed for impairment when certain events indicate that the goodwill if a reporting unit is impaired. The impairment test will use a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. FASB 142 does not require that goodwill be tested for impairment upon adoption unless an indicator of impairment exists at that date. However, it would require that a benchmark assessment be performed for all existing reporting units within six months of the date of adoption. The new goodwill applies not only to goodwill arising from acquisitions completed after the effective date, but also to goodwill previously recorded. The Company will adopt FASB 142 in the first quarter of 2002 and is in the process of determining the impact of these pronouncements on its financial position and results of operations.

      In June 1998 the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivatives and Hedging Activities (SFAS 133), which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 137 deferred the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000. Because the Company has never used or currently intends to use derivatives, adoption of this new standard did not have an impact on the results of operations or the financial position of the Company.

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

      DEPENDENCE ON ALCHUT; OPERATIONS IN ISRAEL. The Company maintains and will continue to maintain a number of relationships with Alchut, the major stockholder of the Company. Alchut is the Company's principal subcontractor for electro-mechanical production, primarily in connection with the production of positioners. In addition, Alchut provides general and administrative services for the Company's operations in Israel. Effective January 1, 2001, the Company and Alchut entered into an agreement under which Alchut will continue to provide these services for at least one year. Alchut maintains its production operations, and the Company maintains part of its engineering operations, in Israel. As a result, the Company may be directly influenced by the political, economic and military conditions affecting Israel.

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

      RISKS ASSOCIATED WITH INTERNATIONAL SALES. In 2001 and 2000, international sales comprised approximately 58% and 52% of the Company's total sales, and the Company expects its international business to continue to account for a material part of its revenues. International sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. The non discretionary three year denial policy for Munitions List items stemming from the U.S. Customs Plea agreement, further restricts future exports. This action was materially limited, when on March 5, 2000, the State Department notified the Company that it's Commodities Jurisdiction request submitted in 1998 was approved. The approval removes the vast majority of the Company's antenna measurement software products and systems from the US Munitions List. These products now fall under the jurisdiction of the Commerce Department and therefore would not be subject to the State department's non discretionary policy of denying license applications. Although the export process will become much more efficient under Commerce regulations effective March 1, 2000, there can be no assurance that the Company will be able to continue to compete successfully in international markets or that its international sales will be profitable. Approximately 64% of the Company's sales in 2001 were denominated in U.S. dollars. Accordingly, the Company believes that it does not have significant exposure to fluctuations in currency. However, fluctuations in currency could adversely affect the Company's customers.

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

      FLUCTUATIONS IN CAPITAL SPENDING. The Company is dependent upon the wireless communications, satellite, automotive and aerospace/defense industries. Because these industries are characterized by technological change, pricing and gross margin pressure and, particularly in the aerospace/defense industry, government budget constraints, they have from time to time experienced sudden economic downturns. During these periods, capital spending is frequently curtailed and the number of design projects often decreases. Since the Company's revenues are dependent upon capital spending trends and new design projects, negative factors affecting these industries could have a material adverse effect on the Company's business, operating results and financial condition.

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

      CONTINUED LISTING ON NASDAQ. On February 14, 2002, the staff (the "Staff") of The Nasdaq Stock Market, Inc. notified the Company that it was not in compliance with Marketplace Rule 4310(c)(4) because the minimum closing bid price for its Common Stock had been below $1.00 per share for a period of thirty consecutive days. The Staff advised the Company that it would be given a period of one hundred and eighty days until August 13, 2002 within which to comply with the minimum bid price requirement in order to maintain its listing on The Nasdaq SmallCap Market. The Staff further advised the Company that if the Company fails to demonstrate compliance by such date, but the Company otherwise meets the initial listing criteria for The Nasdaq SmallCap Market, the Staff would grant the Company an additional 180 days grace period to demonstrate compliance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The report of independent auditors and consolidated financial statements and schedule are set forth in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated by reference from the Company's 2002 Proxy Statement to be filed pursuant to General Instruction G(3) to the Form 10-K, except information concerning Certain Executive Officers and Key Employees which is set forth in
Item 4.1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

      Incorporated by reference from the Company's 2002 Proxy Statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated by reference from the Company's 2002 Proxy Statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference from the Company's 2002 Proxy Statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE AND REPORTS ON FORM 8-K

      (a)(1) Consolidated Financial Statements

                  Report of Independent Auditors

                  Consolidated Balance Sheets at December 31, 2001 and 2000

                  Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999

                  Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

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

                  Hartman, Lois A. R. Charles, Dorothy Russell, John Aubin, Norma D. Kegg and Flam & Russell, Inc. (1)
            3.1 Amended and Restated Certificate of Incorporation of the Company. (2)
            3.2   Bylaws of the Company. (2)
            4.1   Specimen Common Stock Certificate of the Company. (2)
            10.1 Employment Agreement dated February 15, 1997 by and between the Company and Aryeh Trabelsi. (1)
            10.2 Employment Agreement dated January 1, 1997 by and between the Company and Moshe Pinkasy. (1)
            10.3  1997 Equity Incentive Plan. (1)
            10.4 Services Agreement dated January 1, 1997 by and among Orbit-Alchut Technologies, Ltd., Orbit F.R. Engineering, Ltd. and the Company. (1)
            10.5 ORBIT/FR Inc. non-debarment agreement dated February 15, 2000 (electronic filing only) (4)
            10.6 Consulting agreement dated July 24, 2001 by and between the Company and Gurion Meltzer. (5)
            10.7 Employment agreement dated September 5, 2001 by and between the Company and Ze'ev Stein. (5)
            10.8 Employment agreement dated October 15, 2001 by and between the Company and Israel Adan. (5)
            21.1  Subsidiaries of the Registrant. (3)
            23.1  Consent of Independent Auditors.
            24.1  Power of Attorney (included on signature page).

            (1)   Incorporated by reference to the Company's Registration
                   Statement on Form S-1 (File No. 333-25015), filed with the Commission on April 11, 1997
            (2)   Incorporated by reference to Amendment 1 of the Company's
                   Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on May 19, 1997
            (3)   Incorporated by reference to Amendment 2 of the Company's
                   Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on June 5, 1997
            (4)   Incorporated by reference to the Company's annual report on
                   Form 10-K Filed on March 30, 2001
            (5)   Incorporated by reference to the Company's Quarterly Report on
                   Form 10-Q filed November 19, 2001

                                 ORBIT/FR, INC.
                                   SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         ORBIT/FR, INC


Date: April 1, 2002                                  /s/ Ze'ev Stein
                                                      ---------------
                                                      Ze'ev Stein
                                                      Chairman of the Board

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

      Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the first day of April, 2002.

Name                                   Title
----                                   -----
/s/ Ze'ev Stein                        Chairman of the Board
-------------------------
Ze'ev Stein

/s/ Israel Adan                        President and Chief Executive Officer
-------------------------              (principal executive officer)
Israel Adan

/s/ Dave Lubbe                         Chief Financial Officer
-------------------------              (principal accounting and financial officer)
Dave Lubbe

/s/ Uri Jenach                         Director
-------------------------
Uri Jenach

/s/ Gurion Meltzer                     Director
-------------------------
Gurion Meltzer

/s/ Doron Ginat                        Director
-------------------------
Doron Ginat

                         Report of Independent Auditors

Stockholders and Board of Directors
ORBIT/FR, Inc.

We have audited the accompanying consolidated balance sheets of ORBIT/FR, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ORBIT/FR, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 14, 2002

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          DECEMBER 31,
                                                                     2001             2000
                                                                   --------         --------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                       $  4,413         $  5,868
   Accounts receivable, less allowance of $427 and $184
     in 2001 and 2000, respectively                                   5,079            4,572
   Inventory                                                          1,600            1,976
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                           477              583
   Deferred income taxes                                                 64              170
   Other                                                                169              284
                                                                   --------         --------
Total current assets                                                 11,802           13,453

Property and equipment, net                                           1,329            1,097
Deferred income taxes                                                   217              520
Cost in excess of net assets acquired, less
   accumulated amortization of $192 and $150 in 2001
   and 2000, respectively                                               682              724
Software development costs                                               --              182
Other                                                                    96              234
                                                                   --------         --------

Total assets                                                       $ 14,126         $ 16,210
                                                                   ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $    794         $    742
   Accounts payable--Parent                                             699              368
   Accrued expenses                                                   2,048            1,756
   Customer advances                                                    727              504
   Income taxes payable                                                  12               48
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                           417            1,301
   Deferred income taxes                                                 68              108
                                                                   --------         --------
Total current liabilities                                             4,765            4,827

Stockholders' equity:
   Preferred stock: $.01 par value:
     Authorized shares--2,000,000
     Issued and outstanding shares--none                                 --               --
   Common stock: $.01 par value:
     Authorized shares--10,000,000
     Issued --6,084,473                                                  61               61
   Additional paid-in capital                                        15,173           15,173
   Accumulated deficit                                               (5,630)          (3,634)
   Treasury stock--82,900 and 62,200 shares in 2001 and 2000           (243)            (217)
                                                                   --------         --------
Total stockholders' equity                                            9,361           11,383
                                                                   --------         --------

Total liabilities and stockholders' equity                         $ 14,126         $ 16,210
                                                                   ========         ========

                             See accompanying notes.

                                 ORBIT/FR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                        YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------
                                             2001                2000                1999
                                             ----                ----                ----
Contract revenues                        $    18,612         $    16,862         $    12,923
Cost of revenues                              13,589              11,563              11,242
                                         -----------         -----------         -----------
Gross profit                                   5,023               5,299               1,681
Operating expenses:
   General and administrative                  3,197               2,523               2,512
   Sales and marketing                         2,093               2,471               2,073
   Research and development                    1,142                 984                 750
                                         -----------         -----------         -----------
Total operating expenses                       6,432               5,978               5,335
                                         -----------         -----------         -----------
Operating loss                                (1,409)               (679)             (3,654)
Other income, net                                 82                 286                 427
                                         -----------         -----------         -----------
Loss before income taxes                      (1,327)               (393)             (3,227)
Income tax expense                               669                 195                 183
                                         -----------         -----------         -----------
Net loss                                 $    (1,996)        $      (588)        $    (3,410)
                                         ===========         ===========         ===========
Basic and diluted loss per share         $      (.33)        $      (.10)        $      (.57)
                                         ===========         ===========         ===========
Weighted average number of common
   shares outstanding                      6,008,311           6,017,145           6,022,043
                                         ===========         ===========         ===========

                             See accompanying notes.

                                 ORBIT/FR, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                            Retained
                                         Common Stock        Additional     Earnings         Treasury Stock           Total
                                         ------------          Paid-in    (Accumulated       --------------        Stockholders'
                                      Shares       Amount      Capital       Deficit)       Shares     Amount         Equity
                                      ------       ------      -------       --------       ------     ------         ------
Balance, December 31, 1998             6,073         61         15,139            364         42         (162)          15,402

  Purchase of treasury shares             --         --             --             --         20          (55)             (55)

  Net loss                                --         --             --         (3,410)        --           --           (3,410)
                                       -----        ---        -------        -------         --        -----         --------
Balance, December 31, 1999             6,073        $61         15,139         (3,046)        62         (217)          11,937

  Exercise of stock options               11         --             34             --         --           --               34

  Net loss                                --         --             --           (588)        --           --             (588)
                                       -----        ---        -------        -------         --        -----         --------
Balance, December 31, 2000             6,084        $61        $15,173        $(3,634)        62        $(217)        $ 11,383

  Purchase of treasury shares             --         --             --             --         21          (26)             (26)

  Net loss                                --         --             --         (1,996)        --           --           (1,996)
                                       -----        ---        -------        -------         --        -----         --------
Balance, December 31, 2001             6,084        $61        $15,173        $(5,630)        83        $(243)        $  9,361
                                       =====        ===        =======        =======         ==        =====         ========

                             See accompanying notes

                                 ORBIT/FR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                             YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------
                                                                      2001            2000             1999
                                                                      ----            ----             ----
Cash flows from operating activities:
Net loss                                                            $(1,996)        $  (588)        $ (3,410)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation                                                         437             411              424
   Amortization                                                         351             182              182
   Deferred income tax provision                                        369             (62)             986
   Changes in operating assets and liabilities:
       Accounts receivable                                             (507)         (1,346)             526
       Inventory                                                        376              25              159
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                          106             557              637
       Income tax refunds receivable                                     --             744             (519)
       Other                                                            218             142             (164)
       Accounts payable and accrued expenses                            344          (1,908)             572
       Accounts payable--Parent                                         331               4             (317)
       Income taxes payable                                             (36)             48               --
       Customer advances                                                223             504               --
       Billings in excess of costs and estimated earnings on
         uncompleted contracts                                         (884)            371              734
                                                                    -------         -------         --------

Net cash used in operating activities                                  (668)           (916)            (190)

Cash flows from investing activities:
   Purchase of property and equipment                                  (669)           (421)            (431)
   Capitalization in software development costs                         (92)           (182)              --
                                                                    -------         -------         --------

Net cash used in investing activities                                  (761)           (603)            (431)

Cash flows from financing activities
   Proceeds from issuance of common stock                                --              34               --
   Purchase of treasury stock                                           (26)             --              (55)
   Net repayments of  note payable--Parent                               --              --           (2,722)
                                                                    -------         -------         --------
Net cash provided by (used in) financing activities                     (26)             34           (2,777)
                                                                    -------         -------         --------

Net decrease in cash and cash equivalents                            (1,455)         (1,485)          (3,398)

Cash and cash equivalents at beginning of year                        5,868           7,353           10,751
                                                                    -------         -------         --------

Cash and cash equivalents at end of year                            $ 4,413         $ 5,868         $  7,353
                                                                    =======         =======         ========

Supplemental disclosures of cash flow information:

Net cash paid (received) during the year for income taxes           $   103         $  (596)        $   (162)
                                                                    =======         =======         ========

Sale of net assets in exchange for note receivable                  $    --         $   169         $     --
                                                                    =======         =======         ========

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

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

      Property and equipment are recorded at cost. Depreciation is computed on accelerated methods for both financial reporting and income tax reporting purposes over the estimated useful lives as follows: office equipment -- 5-7 years; lab equipment -- 5 years; furniture and fixtures -- 7 years; transportation equipment -- 5 years; leasehold improvements -- 5 years.

Software Development Costs

      Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Capitalization ceases when the product is available for general release to customers and amortization over a three year period will commence. During the years ended December 31, 2001 and 2000 the Company capitalized $92 and $182 of software development costs in connection with the development of its 959+ Nearfield software package. During the fourth quarter of 2001, the Company determined that the software is not saleable without substantial modification and upgrade to the existing program. As such, the Company determined that the net realizable value of the software in its current form as of December 31, 2001 is zero and wrote-off the remaining unamortized balance.

Cost in Excess of Net Assets Acquired

      Cost in excess of net assets acquired represents the excess of costs over the fair value of the net assets of businesses acquired in connection with the Company's acquisition of Advanced Electromagnetics, Inc. (AEMI) in 1997. Such amount is being amortized on a straight-line basis over twenty years. The carrying value of cost in excess of net assets acquired is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If such an event occurred, the Company would prepare projections of future results of operations for the remaining amortization period. If such projections indicated that the cost in excess of net assets acquired would not be recoverable, as determined based on future undiscounted cash flows of the net asset, the Company's carrying value of cost in excess of net assets acquired would be reduced to fair value. No indications of impairment existed at December 31, 2001.

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

Research and Development

      Internally funded research and development costs are charged to operations as incurred. Included in cost of revenues is customer-funded research and development costs of approximately $135, $212, and $530 for the years ended December 31, 2001, 2000, and 1999, respectively.

Concentrations of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of accounts receivable. To reduce credit risk relating to the Company's sales in the U.S. and overseas, the Company performs ongoing credit evaluations of its commercial customers' financial condition, but generally does not require collateral for government and domestic commercial customers. For certain foreign commercial customers, the Company generally requires irrevocable letters of credit in the amount of the total contract. At December 31, 2001, there were no irrevocable letters of credit posted for the Company's foreign customers. For the year ended December 31, 2001, two customers accounted for 22% of the Company's contract revenues. There were no customers whose contract revenues exceeded 10% for the year ended December 31, 2000.

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

Foreign Currency Translation

      The Company's functional currency for operations in Israel is the U.S. dollar. The Company's functional currency for operations of its German subsidiary is the local currency. Translation adjustments for this subsidiary were not significant during 2001, 2000, and 1999. Foreign currency transaction gains and losses, are recognized currently in the consolidated statements of operations and are not material to operations.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      For the years ended December 31, 2001, and 2000, approximately 34% and 18%, respectively, of the Company's revenue was billed in currencies other than the U.S. dollar. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been U.S. dollar denominated transactions.

Loss Per Share

      Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options is not included in 2001, 2000 or 1999 as inclusion of such options is antidilutive.

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

Reclassification

      Certain amounts for December 31, 2000 have been reclassified for comparative purposes.

Impact of Recent Accounting Pronouncements

      In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business combinations" and "Goodwill and Other Intangibles." FASB 141 requires all business combinations initiated after July 1, 2001 to be accounted for using the purchase method. FASB 142 concluded that purchased goodwill would not be amortized but would be reviewed for impairment when certain events indicate that the goodwill of a reporting unit is impaired. The impairment test will use a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. FASB 142 does not require that goodwill be tested for impairment upon adoption unless an indicator of impairment exists at that date. However, it would require that a benchmark assessment be performed for all existing reporting units within six months of the date of adoption. The new goodwill applies not only to goodwill arising from acquisitions completed after the effective date, but also to goodwill previously recorded. The Company will adopt FASB 142 in the first quarter of 2002 and is in the process of determining the impact of these pronouncements on its financial position and results of operations.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      In June 1999, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivatives and Hedging Activities (SFAS 133), which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Under SFAS No. 133, accounting for changes in fair value of a derivative depends on its intended use and designation. The Company adopted SFAS No. 133 during the first quarter of 2001. Because the Company has never used or currently intends to use derivatives, the adoption of this new standard did not have an impact on the results of operations or the financial position of the Company.

2. INVENTORY

      Inventory consists of the following:

                                                             DECEMBER 31,
                                                       2001                2000
                                                      ------              ------
Work-in-process                                       $  763              $  797
Parts and components                                     837               1,179
                                                      ------              ------
                                                      $1,600              $1,976
                                                      ======              ======

3. PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                               DECEMBER 31,
                                                         2001              2000
                                                        ------            ------
Lab and computer equipment                              $1,856            $1,575
Office equipment                                         1,042             1,067
Transportation equipment                                   314               319
Furniture and fixtures                                      45                65
Leasehold improvements                                     317               123
                                                        ------            ------
                                                         3,574             3,149
Less accumulated depreciation                            2,245             2,052
                                                        ------            ------

Property and equipment, net                             $1,329            $1,097
                                                        ======            ======

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. ACCRUED EXPENSES

      Accrued expenses consists of the following:

                                                             DECEMBER 31,
                                                       2001                2000
                                                      ------              ------
Accrued contract costs                                $  537              $  259
Accrued compensation                                     740                 688
Accrued commissions                                      116                 129
Accrued royalties                                        119                 118
Accrued warranty                                         281                 224
Other accruals                                           255                 338
                                                      ------              ------

                                                      $2,048              $1,756
                                                      ======              ======

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

      The Company paid $302, $242 and $240 in 2001, 2000 and 1999, respectively, to the Parent for administrative services.

      Included in cost of revenues for the years ended December 31, 2001, 2000, and 1999 are approximately $1,359, $1,117, and $1,104, respectively, relating to the production services provided by the Parent.

6. COMMITMENTS AND CONTINGENCIES

      The Company leases its operating facilities and certain equipment under noncancelable operating lease agreements which expire in various years through 2012. Rent expense for the years ended December 31, 2001, 2000, and 1999 was approximately $537, $546, and $489, respectively. Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows at December 31, 2002: $491 in 2003; $384 in 2004; $179 in 2005; $166
in 2006; $163, and $858 thereafter.

      During June 1998, the Company reported it was subject to an investigation by the U.S. Customs Service related to past export practices. During March 2000 the Company reported that the U.S. District Court granted final approval of the agreed upon fine of $600 in connection with this matter under a plea agreement. The fine was paid in 2000.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. SEGMENT AND GEOGRAPHIC INFORMATION

      The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the years ended December 31, 2001, 2000, and 1999:

2001                                             North America       Europe          Asia          Total
                                                 -------------       ------          ----          -----
     Sales to unaffiliated customers                 $ 7,831        $ 4,745         $6,036        $18,612
     Cost of Sales to unaffiliated customers           6,396          3,649          3,544         13,589
                                                     -------        -------         ------        -------
     Gross profit unaffiliated customers             $ 1,435        $ 1,096         $2,492        $ 5,023
                                                     =======        =======         ======        =======

     Net property and equipment                      $   565        $   764         $   --        $ 1,329
                                                     =======        =======         ======        =======

     Total assets                                    $ 8,311        $ 5,815         $   --        $14,126
                                                     =======        =======         ======        =======

2000                                             North America      Europe           Asia          Total
                                                 -------------      ------           ----          -----
     Sales to unaffiliated customers                 $ 8,040        $ 3,041         $5,781        $16,862
     Cost of Sales to unaffiliated customers           5,088          2,659          3,816         11,563
                                                     -------        -------         ------        -------
     Gross profit unaffiliated customers             $ 2,952        $   382         $1,965        $ 5,299
                                                     =======        =======         ======        =======

     Net property and equipment                      $   488        $   609         $   --        $ 1,097
                                                     -------        -------         ------        -------

     Total assets                                    $11,088        $ 5,122         $   --        $16,210
                                                     =======        =======         ======        =======

1999
     Sales to unaffiliated customers                 $ 8,253        $ 2,433         $2,237        $12,923
     Cost of Sales to unaffiliated customers           6,724          3,024          1,494         11,242
                                                     -------        -------         ------        -------
     Gross profit (loss) unaffiliated customers      $ 1,529        $  (591)        $  743        $ 1,681
                                                     =======        =======         ======        =======

     Net property and equipment                      $   587        $   506         $   --        $ 1,093
                                                     =======        =======         ======        =======

     Total assets                                    $15,463        $ 2,305         $   --        $17,768
                                                     =======        =======         ======        =======

      In table above "North America" includes all domestic operations, and "Europe" includes subsidiaries in Germany and Israel.

8. INCOME TAXES

      Pretax loss for the years ended December 31 was taxed in the following jurisdictions:

                                          2001            2000            1999
                                        -------         -------         -------
Domestic                                $(1,679)        $  (947)        $(3,363)
Foreign                                     352             554             136
                                        -------         -------         -------
                                        $(1,327)        $  (393)        $(3,227)
                                        =======         =======         =======

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. INCOME TAXES (CONTINUED)

      The tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities consist of the following:

                                                              DECEMBER 31,
                                                          2001            2000
                                                        -------         -------
Deferred tax assets:
     Net operating loss and credit carryforwards        $ 2,176         $ 1,664
     Long-term contracts                                    102             131
     Accrued compensation                                    50              60
     Foreign and reserves                                   569             358
                                                        -------         -------
Total deferred tax assets                                 2,897           2,213
                                                        =======         =======

Deferred tax liabilities:
     Prepaid                                                 (2)            (10)
     Purchase accounting basis differences                 (124)           (124)
                                                        -------         -------
Total deferred tax liabilities                             (126)           (134)
                                                        -------         -------
Net deferred tax asset                                    2,771           2,079
Valuation allowance                                      (2,558)         (1,497)
                                                        -------         -------
Net deferred tax asset                                  $   213         $   582
                                                        =======         =======

      As of December 31, 2001, the Company has net operating loss carryforwards of approximately $5,784 for federal income tax purposes which begin to expire in 2019. The Company also has a German net operating loss carryforward of approximately $1,102 which will be available indefinitely.

      As of December 31, 2001, the Company has net operating loss carryforwards of approximately $283 and tax credits of approximately $114, which the Company acquired in its acquisition of Flam & Russell, Inc. The tax benefit of these losses and credits may be limited both in time and amount due to limitations imposed by Section 382 of the Internal Revenue Code. These net operating loss and credit carryforwards expire during various dates through 2009.

      The Company increased its valuation allowance on its deferred tax asset during 2001 as a result of the Company reporting negative operating income, and due to the uncertainty with regard to the Company's ability to generate sufficient taxable income in the future to realize the entire deferred tax asset. A valuation allowance has also been recorded due to the uncertainty with respect to the ultimate realization of the deferred tax asset recorded in connection with the Company's German subsidiary.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. INCOME TAXES (continued)

The components of income tax expense (benefit) are as follows:

                                                YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                            2001          2000            1999
                                          -------         -----         -------
Current:
       Federal                            $    --         $  --         $  (874)
       State                                   --            --             (65)
       Foreign                                300           257             136
                                          -------         -----         -------
                                              300           257            (803)
Deferred:
       Federal                                317            --             891
       State                                   18            --              75
       Foreign                                 34           (62)             20
                                          -------         -----         -------
                                              369           (62)            986
                                          -------         -----         -------
Total income tax expense                  $   669         $ 195         $   183
                                          =======         =====         =======

      A reconciliation of income tax expense at the U.S. Federal statutory tax rate and the actual income tax expense is as follows:

                                                 YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                            2001          2000            1999
                                          -------         -----         -------
Statutory U.S. Federal rate               $  (451)        $(132)        $(1,097)
State taxes, net                                1             3               6
Permanent differences                          33            20              19
Increase in valuation allowance             1,061           299           1,158
Foreign rate difference                        73             5              (9)
Other, net                                    (48)           --             106
                                          -------         -----         -------
                                          $   669         $ 195         $   183
                                          =======         =====         =======

9. RESEARCH AND DEVELOPMENT

      Prior to 1994, the Company received research and development funding from the Binational Industrial Research and Development Foundation ("BIRD") and the Chief Scientist of the Ministry of Industry and Trade ("Chief Scientist"). Under terms of the BIRD grants, the Company is obligated to repay 100% to 150% of the funding received at rates ranging from 2 1/2% to 5% of the annual sales of the product developed under the grants. For the years ended December 31, 2001, 2000, and 1999 royalties under this program were approximately $7, $9, and $0, respectively. At December 31, 2001 and 2000 the Company had outstanding contingent obligations to BIRD of $46 and $53, respectively. Under the terms of the Chief Scientist grant, the Company is obligated to pay royalties at a rate of 2% of revenues generated from the sale of certain products up to the amount of the grant. For the years ended December 31, 2001, 2000, and 1999, royalties under this program were approximately $57, $81 and $22, respectively. At December 31, 2001, and 2000, the Company had an outstanding contingent obligations to the Chief Scientist of $690 and $747 respectively. Such contingent obligations are payable in future periods based upon annual sales of products developed under the grants.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. RETIREMENT PLANS

      The Company has retirement plans which cover substantially all employees who have attained the age of 21 and have completed 3 months of service. Eligible employees make voluntary contributions to the plans up to specified percentages of their annual compensation as defined in the plans. Under the plans, the Company makes discretionary matching contributions determinable each plan year and additional contributions based on annual eligible compensation for each participant. The plans are funded on a current basis. For the years ended December 31, 2001, 2000 and 1999, the Company's contributions to the plans were $67, $98 and $99, respectively.

11. LONG-TERM CONTRACTS

      Long-term contracts in process accounted for using the percentage-of-completion method are as follows:

                                                               DECEMBER 31,
                                                           2001             2000
                                                         --------         --------
Accumulated expenditures on uncompleted contracts        $ 12,687         $ 12,078
Estimated earnings thereon                                  1,087              225
                                                         --------         --------
                                                           13,774           12,303
Less: applicable progress billings                         13,714           13,021
                                                         --------         --------
   Total                                                 $     60         $   (718)
                                                         ========         ========

The long-term contracts are shown in the accompanying balance sheets as follows:

                                                               DECEMBER 31,
                                                           2001             2000
                                                         --------         --------
Costs and estimated earnings on uncompleted
  contracts in excess of billings                        $    477         $    583
Billings on uncompleted contracts in excess of
  costs and estimated earnings                               (417)          (1,301)
                                                         --------         --------
                                                         $     60         $   (718)
                                                         ========         ========

12. SALE OF DIVISION

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

      Detail information concerning the Incentive Plan is as follows at December 31:

                                                   2001                         2000                         1999
                                        -------------------------     -------------------------     -------------------------
                                                         Weighted                      Weighted                    Weighted
                                                          Average                       Average                    Average
                                                         Exercise                      Exercise                    Exercise
                                         Options           Price       Options           Price      Options          Price
                                         -------           -----       -------           -----      -------          -----
Options Authorized                       800,000                       800,000                       800,000
                                        ========                      ========                      ========

Outstanding, beginning of year           600,500         $   3.40      715,200         $   3.00      784,400         $   3.00
Options granted                          122,500             3.00      168,000             4.80       70,500             3.00
Options exercised                             --               --      (11,500)            3.00           --               --
Options forfeited                       (109,150)            3.33     (271,200)            3.03     (139,700)            3.00
                                        --------         --------     --------         --------     --------         --------
Options outstanding, end of year         613,850         $   3.33      600,500         $   3.40      715,200         $   3.00
                                        --------         --------     --------         --------     --------         --------

Options exercisable, end of year         275,000         $   3.27      188,500         $   3.46      189,000         $   3.00
                                        ========         ========     ========         ========     ========         ========

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. STOCK OPTION PLAN (CONTINUED)

                                                  2001             2000             1999
                                                 -----            -----            -----
Weighted average remaining
  contractual life (years)                        7.03             7.35             7.86
                                                 -----            -----            -----
Weighted average fair
  value of options granted
  at market value                                $1.28            $5.45            $1.69
                                                 -----            -----            -----
Weighted average fair
  value of options granted
  above market value                             $  --            $1.92            $  --
                                                 -----            -----            -----
Range of exercise prices per share,
  options outstanding                            $3.00        $3.00 - $6.63        $3.00
                                                 =====        =============        =====

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

      Pro-forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for stock options under the fair value method of SFAS 123. The fair value for the Company's stock options granted is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999; risk-free interest rate of 5.5%; no expected dividend payments; volatility factor of the expected price of the Company's common stock, based on historical volatility, of 108.1%, 115.8% and 107.5%; and a weighted-average expected life of the option of 7 years.

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

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14. STOCK OPTION PLAN (CONTINUED)

      For purposes of pro-forma disclosure under FASB 123, the estimated fair value of the Company's options is amortized over the options vesting period. The impact of the repricing has been considered in the pro-forma information. The Company's pro-forma information is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  -------------------------------------
                                                    2001          2000            1999
                                                  -------         -----         -------
Net loss as reported under APB 25                 $(1,996)       $ (588)        $(3,410)

Stock option expense per FASB 123                    (124)         (299)           (216)
                                                  -------        ------         -------

Pro-forma net loss                                $(2,120)       $ (887)        $(3,626)
                                                  =======        ======         =======

Pro-forma basic and diluted loss per share        $(0.35)        $(0.15)        $ (0.60)
                                                  =======        ======         =======

14. STOCKHOLDERS' EQUITY

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

Treasury Stock

      On June 24, 1998, the Company's Board approved the repurchase of up to 300,000 shares of its stock. The Company repurchased 82,900 shares for $243 as of December 31, 2001. The treasury shares have been recorded at cost.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data is as follows:

                                                              Quarter Ended
                                          -------------------------------------------------------
                                          March 31        June 30         Sept. 30        Dec. 31
                                             2001            2001            2001            2001
                                          -------         -------         -------         -------
Contract revenues                          $4,903          $4,820          $4,640          $4,249
Gross profit                                1,421           1,609             854           1,139
Net loss                                        8             (17)         (1,131)           (856)
Loss per share - basic and diluted           (.00)           (.00)           (.19)           (.14)

                                                              Quarter Ended
                                          -------------------------------------------------------
                                          March 31        June 30         Sept. 30        Dec. 31
                                             2001            2001            2001            2001
                                          -------         -------         -------         -------
Contract revenues                          $4,199          $4,359          $4,268          $4,036
Gross profit                                1,396           1,251           1,252           1,400
Net loss                                      (48)           (186)           (270)            (84)
Loss per share - basic and diluted           (.01)           (.03)           (.04)           (.01)

Schedule II - Valuation and Qualifying Accounts
ORBIT/FR, Inc. and Subsidiaries
December 31, 2001

                                                     Balance at         Charged to                       Balance at
                                                      Beginning          Costs and                         End of
                                                      of period          Expenses       Deductions         period
                                                      ---------          --------       ----------         ------
Year ended December 31, 2001

   Allowance for doubtful accounts                    $184,473           $ 345,000       $102,000          $427,473

Year ended December 31, 2000

   Allowance for doubtful accounts                    $244,409             $50,064       $110,000          $184,473

Year ended December 31, 1999

   Allowance for doubtful accounts                    $490,810           $  23,000       $269,401          $244,409