Form 10-Q
period 2002-03-31
ORBIT FR INC
filed 2002-05-15
CIK 1037115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

         There were 6,084,473 shares of common stock, $.01 par value, outstanding as of May 15, 2002.

                                 ORBIT/FR, INC.

                                      INDEX

                                                                                  PAGE NO.
PART I.     FINANCIAL INFORMATION

            Item 1.  Consolidated Financial Statements

                     Consolidated Balance Sheets -- March 31, 2002
                       (Unaudited) and December 31, 2001........................         3

                     Consolidated Statements of Operations-- Three months
                       ended March 31, 2002 and 2001 (Unaudited)................         4

                     Consolidated Statements of Cash Flows-- Three months
                       ended March 31, 2002 and 2001 (Unaudited)................         5

                     Notes to Consolidated Financial Statements
                       (Unaudited)..............................................         6

            Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations......................        11

            Item 3.  Quantitative and Qualitative Disclosure of Market Risk.....        13

PART II.    Other Information

            Item 1.  Legal Proceedings..........................................        14

            Item 2.  Changes in Securities and Use of  Proceeds.................        14

            Item 3.  Defaults upon Senior Securities............................        14

            Item 4.  Submission of Matters to a Vote of Security Holders........        14

            Item 5.  Other Information..........................................        14

            Item 6.  Exhibits and Reports on Form 8-K...........................        14

Signatures......................................................................        15

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                MARCH 31,    DECEMBER 31,
                                                                  2002          2001
                                                                  ----          ----
                                                               (UNAUDITED)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                    $  4,359       $  4,413
   Accounts receivable, less allowance of $482 and $427
     in 2002 and 2001, respectively                                3,832          5,079
   Inventory                                                       1,233          1,600
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                      1,038            477
   Deferred income taxes                                              78             64
   Other                                                             312            169
                                                                --------       --------
Total current assets                                              10,852         11,802

Property and equipment, net                                        1,257          1,329
Deferred income taxes                                                214            217
Cost in excess of net assets acquired                                381            682
Other                                                                 84             96
                                                                --------       --------

Total assets                                                    $ 12,788       $ 14,126
                                                                ========       ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                             $    989       $    794
   Accounts payable--Parent                                          469            699
   Accrued expenses                                                1,872          2,048
   Customer advances                                                 338            727
   Income taxes payable                                               24             12
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                        514            417
   Deferred income taxes                                              68             68
                                                                --------       --------
Total liabilities, all current                                     4,274          4,765

Stockholders' equity:
  Preferred stock: $.01 par value:
     Authorized shares--2,000,000
     Issued and outstanding shares--none                              --             --
  Common stock: $.01 par value:
     Authorized shares--10,000,000
     Issued and outstanding--6,084,473                                61             61
  Additional paid-in capital                                      15,173         15,173
  Accumulated deficit                                             (6,477)        (5,630)
  Treasury stock -- 82,900 shares                                   (243)          (243)
                                                                --------       --------
Total stockholders' equity                                         8,514          9,361
                                                                --------       --------

Total liabilities and stockholders' equity                      $ 12,788       $ 14,126
                                                                ========       ========

                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                         THREE MONTHS ENDED MARCH 31,
                                                            2002              2001
                                                            ----              ----
Contract revenues                                        $     3,833       $     4,903

Cost of revenues                                               2,835             3,482
                                                         -----------       -----------

Gross profit                                                     998             1,421

Operating expenses:

   General and administrative                                    674               634

   Sales and marketing                                           521               498

   Research and development                                      265               160
                                                         -----------       -----------

Total operating expenses                                       1,460             1,292
                                                         -----------       -----------

Operating income (loss)                                         (462)              129

Other income, net                                                  2                39
                                                         -----------       -----------

Income (loss) before income taxes and cumulative

   effect of change in accounting principle                     (460)              168

Income tax expense                                                86               160
                                                         -----------       -----------

Net income (loss) before cumulative effect of

   change in accounting principle                               (546)                8

Cumulative effect of change in accounting principle             (301)               --
                                                         -----------       -----------

Net income (loss)                                        $      (847)      $         8
                                                         ===========       ===========

Basic and diluted net income (loss) per share

   before cumulative effect of change in

   accounting principle                                  $     (0.09)      $      0.00

Cumulative effect of change in accounting principle            (0.05)               --
                                                         -----------       -----------

Basic and diluted net income (loss) per share            $     (0.14)      $      0.00
                                                         ===========       ===========

Weighted average number
  common shares - basic and diluted                        6,001,573         6,022,000
                                                         ===========       ===========


                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 2002          2001
                                                               -------       -------
Cash flows from operating activities:
Net income (loss)                                              $  (847)      $     8
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
      Depreciation                                                 108           106
      Amortization                                                  --            36
      Cumulative effect of change in accounting principle          301            --
      Deferred income tax (expense) benefit                        (11)            6
      Changes in operating assets and liabilities:
         Accounts receivable                                     1,247           421
         Inventory                                                 367           (37)
         Costs and estimated earnings in excess of
            billings on uncompleted contracts                     (561)           87
         Other assets                                             (131)          (84)
         Accounts payable and accrued expenses                      19           299
         Accounts payable--Parent                                 (230)         (133)
         Income taxes payable                                       12            (4)
         Customer advances                                        (389)          445
         Billings in excess of costs and estimated
            earnings on uncompleted contracts                       97          (836)
                                                               -------       -------

Net cash provided by (used in) operating activities                (18)          314

Cash flows from investing activities:
      Purchase of property and equipment                           (36)         (160)
      Increase in software development costs                        --           (48)
                                                               -------       -------

Net cash used in investing activities                              (36)         (208)

Net increase (decrease) in cash and cash equivalents               (54)          106
Cash and cash equivalents at beginning of period                 4,413         5,868
                                                               -------       -------
Cash and cash equivalents at end of period                     $ 4,359       $ 5,974
                                                               =======       =======

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes                   $    61       $   110
                                                               =======       =======

                             See accompanying notes.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Interim Financial Information

         The accompanying unaudited consolidated financial statements for the three months ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Forms 10-K and Proxy Statement for the period ended December 31, 2001, filed on April 1, 2002 and April 30, 2002, respectively, with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2001.

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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share

         Basic income (loss) per share is calculated by dividing net income
(loss) by the weighted average common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three months ended March 31, 2002 and 2001 because the effect of these securities is antidilutive.

3. ADOPTION OF NEW ACCOUNTING STANDARD REGARDING GOODWILL AND OTHER INTANGIBLE ASSETS

         Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was issued in July 2001 and became effective for the Company on January 1, 2002. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for upon their acquisition and afterwards. The primary impact of SFAS No. 142 on the Company is that existing goodwill ("cost in excess of net assets acquired") is no longer amortized beginning in 2002. Instead of amortization, goodwill is subject to an assessment for impairment on a reporting unit basis by applying a fair-value-based test annually, and more frequently if circumstances indicate a possible impairment. If a reporting unit's net book value is more than its fair value and the reporting unit's net book value of its goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess goodwill net book value.

         Based on the December 31, 2001 cost in excess of net assets acquired balance, the Company will report lower amortization of goodwill and higher operating profit of approximately $43 for the full year 2002 compared to the full year 2001. The Company tested the goodwill of AEMI for impairment during the first quarter of 2002 using a present value of future cash flows valuation method. This process resulted in an impairment of $301 which is accounted for as a cumulative effect of a change in accounting principle during the three months ended march 31, 2002.

         Had the Company accounted for goodwill in accordance with SFAS No. 142 in 2001, net income and earnings per share for the three months ended March 30, 2002 and March 31, 2001 would have been as follows:


                                        2002           2001
                                      --------       --------
Reported net income (loss)            $   (847)      $      8
Add back: Goodwill amortization             --             43
                                      --------       --------
Adjusted net income (loss)            $   (847)      $     51
                                      ========       ========


Basic earnings (loss) per share:
Reported net income (loss)            $  (0.14)      $   0.00
Add back: Goodwill amortization             --           0.01
                                      --------       --------
Adjusted net income (loss)            $  (0.14)      $   0.01
                                      ========       ========

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


4. INVENTORY

         Inventory consisted of the following:

                          MARCH 31,     DECEMBER 31,
                            2002           2001
                            ----           ----
                         (UNAUDITED)
Work-in-process           $     560      $     763
Parts and components            673            837
                          ---------      ---------
                          $   1,233      $   1,600
                          =========      =========

5. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                   MARCH 31,     DECEMBER 31,
                                     2002           2001
                                     ----           ----
                                  (UNAUDITED)
Lab and computer equipment         $   1,870      $   1,856
Office equipment                       1,064          1,042
Transportation equipment                 314            314
Furniture and fixtures                    45             45
Leasehold improvements                   317            317
                                   ---------      ---------
                                       3,610          3,574
Less accumulated depreciation          2,353          2,245
                                   ---------      ---------
Property and equipment, net        $   1,257      $   1,329
                                   =========      =========

6. ACCRUED EXPENSES

         Accrued expenses consists of the following:

                            MARCH 31,     DECEMBER 31,
                              2002           2001
                              ----           ----
                           (UNAUDITED)
Accrued contract costs      $     478      $     537
Accrued compensation              738            740
Accrued commissions                53            116
Accrued royalties                 100            119
Accrued warranty                  284            281
Other accruals                    219            255
                            ---------      ---------
                            $   1,872      $   2,048
                            =========      =========

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


7. LONG-TERM CONTRACTS

                                                      MARCH 31,   DECEMBER 31,
                                                         2002         2001
                                                       -------      -------
                                                     (UNAUDITED)
Accumulated expenditures on uncompleted contracts      $13,642      $12,687
Estimated earnings thereon                               1,382        1,087
                                                       -------      -------
                                                        15,024       13,774
Less: applicable progress billings                      14,500       13,714
                                                       -------      -------
   Total                                               $   524      $    60
                                                       =======      =======


         The long-term contracts are shown in the accompanying balance sheets as follows:

                                                        MARCH 31,     DECEMBER 31,
                                                          2002            2001
                                                          ----            ----
                                                       (UNAUDITED)
Costs and estimated earnings in excess of billings
  on uncompleted contracts                              $   1,038       $     477
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                   (514)           (417)
                                                        ---------       ---------
                                                        $     524       $      60
                                                        =========       =========

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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


9. SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three months ended March 31, 2002 and 2001.

Three months ended March 31, 2002                  North America       Europe          Asia           Total
---------------------------------                  -------------       ------          ----           -----
     Sales to unaffiliated customers                 $   1,149        $     942      $   1,742      $   3,833
     Cost of sales to unaffiliated customers               864              882          1,089          2,835
                                                     ---------        ---------      ---------      ---------
     Gross profit from unaffiliated customers        $     285        $      60      $     653      $     998
                                                     =========        =========      =========      =========


Three months ended March 31, 2001
---------------------------------

     Sales to unaffiliated customers                 $   2,054        $   1,265      $   1,584      $   4,903
     Cost of sales to unaffiliated customers             1,500              934          1,048          3,482
                                                     ---------        ---------      ---------      ---------
     Gross profit from unaffiliated customers        $     554        $     331      $     536      $   1,421
                                                     =========        =========      =========      =========


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


RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of revenues for the periods indicated:



                                    THREE-MONTHS ENDED MARCH 31,
                                    ----------------------------
                                     2002                  2001
                                     ----                  ----
Revenues                            100.0%                100.0%
Gross profit                         26.0                  29.0
General and administrative           17.6                  12.9
Sales and marketing                  13.6                  10.2
Research and development              6.9                   3.3
Operating income (loss)             (12.0)                  2.6
Loss before income
      tax expense                   (12.0)                  3.4
Net income (loss)                   (22.1)                  0.2


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001.

         Revenues. Revenues for the three months ended March 31, 2002 were approximately $3.8 million compared to approximately $4.9 million for the three months ended March 31, 2001, a decrease of approximately $1.1 million or 22%. Revenues from the wireless, defense, satellite, and EMC markets decreased approximately $771,000, $239,000, $202,000, and $190,000, respectively. Revenues from the automotive market increased approximately $42,000. The Company recorded revenues of approximately $289,000 in the higher education market. Geographically, revenues from North America and Europe decreased $906,000 and $323,000, respectively, while revenues from Asia increased approximately $157,000 from prior year levels. The decrease in revenues related to the wireless, defense, and satellite industries was a result of significant completion of North American and European contracts in the three months ended March 31, 2001, not repeated in the three months ended March 31, 2002.

         Cost of revenues. Cost of revenues for the three months ended March 31, 2002 were approximately $2.8 million compared to approximately $3.5 million for the three months ended March 31, 2001. Gross margins decreased to 26.0% for the three months ended March 31, 2002 from 29.0% for the three months ended March 31, 2001. The decreased margins are due to cost overruns on large existing contracts and an investment in technical personnel oversees.

         General and administrative expenses. General and administrative expenses for the three months ended March 31, 2002 were $674,000 compared to $634,000 for the three months ended March 31, 2001, an increase of approximately $40,000 or 6%. As a percentage of revenues, general and administrative expenses increased to 17.6% for the three months ended March 31, 2002 from 12.9% for the three months ended March 31, 2001.

         Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2002 were $521,000 compared to $498,000 for the three months ended March 31, 2001, an increase of approximately $23,000 or 5%. As a percentage of revenues, sales and marketing expenses increased to 13.6% for the three months ended March 31, 2002, from 10.2% for the three months ended March 31, 2001.

         Research and development expenses. Research and development expenses for the three months ended March 31, 2002 were $265,000 compared to $160,000 for the three months ended March 31, 2001, an increase of $105,000 or 64%, due mainly to the Company's continued expenditures on development activity focused on new software development.

         Other income. Other income, net, for the three months ended March 31, 2002 was approximately $2,000 compared to $39,000 for the three months ended March 31, 2001, a decrease of approximately $37,000. This decrease is primarily a result of a decrease in the Company's interest income due to a reduction in interest rates and cash balances available for investment

         Income taxes. Income tax expense for the three months ended March 31, 2002 was $87,000 compared to $160,000 of income tax expense for the three months ended March 31, 2001, a decrease in expense of $73,000. Although no income tax benefit on losses was recorded during the quarter ended March 31, 2002, the Company's income tax expense for the three months ended March 31, 2002 reflects income taxes recorded by its profitable foreign operations.

         Cumulative effect of a change in accounting principle. During the three months ended March 31, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is no longer amortized over its estimated useful life, but is subject to an annual fair value based assessment. This fair value assessment resulted in an impairment of $301,000 recorded as of January 1, 2002, which is accounted for as a cumulative effect of a change in accounting principle during the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         During recent years the Company has satisfied its working capital requirements through cash flows from equity financing. Net operating losses recorded in recent years have caused negative cash flows from operating activities.

         Net cash used in operating activities during the three months ended March 31, 2002 was $18,000, compared to $314,000 provided by operating activities in the three months ended March 31, 2001. Although no significant cash transaction occurred during the three months ended March 31, 2002, the Company's net income, adjusted for non cash items, used $449,000 of operating cash, compared to $156,000 provided by operations during the three months ended March 31, 2001. Changes in the Company's operating assets and liabilities during the three months ended March 31, 2002 provided $431,000 in operating cash compared to $158,000 provided in the three months ended March 31, 2001.

         Net cash used in investing activities during the three months ended March 31, 2002 for the purchase of property, plant and equipment was $36,000. Net cash used in investing activities during the three months ended March 31, 2001 was $208,000, related to purchases of property and equipment was $160,000 and for the capitalization of software development costs was $48,000.

         The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the three months ended March 31, 2002, approximately 35% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

         The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at March 31, 2002, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not currently subject to any material legal proceedings and is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company's business, operating results, or financial condition.


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


                                                    ORBIT/FR, INC.
                                      -----------------------------------------
                                                      Registrant


Date:     May 15, 2002
                                                By:  /s/  Israel Adan
                                      -----------------------------------------
                                        President and Chief Executive Officer


Date:    May 15, 2002
                                                 By:  /s/  Dave Lubbe
                                      -----------------------------------------
                                               Chief Financial Officer