Form 10-Q
period 2002-06-30
ORBIT FR INC
filed 2002-08-14
CIK 1037115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

         There were 6,084,473 shares of common stock, $.01 par value, outstanding as of August 14, 2002.

                                 ORBIT/FR, INC.

                                      INDEX

                                                                                      PAGE NO.
                                                                                      --------
PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial Statements

                    Consolidated Balance Sheets -- June 30, 2002
                      (Unaudited) and December 31, 2001............................      3

                    Consolidated Statements of Operations-- Three  and six months
                      ended June 30, 2002 and 2001 (Unaudited).....................      4

                    Consolidated Statements of Cash Flows -- Three and six months
                     ended June 30, 2002 and 2001 (Unaudited)......................      5

                    Notes to Consolidated Financial Statements
                      (Unaudited)..................................................      6

          Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................     12

          Item 3.   Quantitative and Qualitative Disclosure of Market Risk.........     15

PART II.  Other Information

          Item 1.   Legal Proceedings..............................................     16

          Item 2.   Changes in Securities and Use of  Proceeds.....................     16

          Item 3.   Defaults upon Senior Securities................................     16

          Item 4.   Submission of Matters to a Vote of Security Holders............     16

          Item 5.   Other Information..............................................     16

          Item 6.   Exhibits and Reports on Form 8-K...............................     16

Signatures.........................................................................     17

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,       DECEMBER 31,
                                                                 2002             2001
                                                               --------         --------
                                                             (UNAUDITED)
                     ASSETS

Current assets:
   Cash and cash equivalents                                   $  4,688         $  4,413
   Accounts receivable, less allowance of $482 and $427
     in 2002 and 2001, respectively                               3,120            5,079
   Inventory                                                      1,179            1,600
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                     1,163              477
   Deferred income taxes                                             87               64
   Other                                                            209              169
                                                               --------         --------
Total current assets                                             10,446           11,802

Property and equipment, net                                       1,184            1,329
Deferred income taxes                                               218              217
Cost in excess of net assets acquired                               381              682
Other                                                                73               96
                                                               --------         --------

Total assets                                                   $ 12,302         $ 14,126
                                                               ========         ========


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                            $  1,082         $    794
   Accounts payable--Parent                                         393              699
   Accrued expenses                                               1,987            2,048
   Customer advances                                                316              727
   Income taxes payable                                              27               12
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                       607              417
   Deferred income taxes                                             68               68
                                                               --------         --------
Total liabilities, all current                                    4,480            4,765

Stockholders' equity:
  Preferred stock: $.01 par value:
     Authorized shares--2,000,000
     Issued and outstanding shares--none                             --               --
  Common stock: $.01 par value:
     Authorized shares--10,000,000
     Issued and outstanding--6,084,473                               61               61
  Additional paid-in capital                                     15,173           15,173
  Accumulated deficit                                            (7,169)          (5,630)
  Treasury stock -- 82,900 shares                                  (243)            (243)
                                                               --------         --------
Total stockholders' equity                                        7,822            9,361
                                                               --------         --------

Total liabilities and stockholders' equity                     $ 12,302         $ 14,126
                                                               ========         ========


                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                  THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                -------------------------------         -------------------------------
                                                   2002                2001                2002                2001
                                                -----------         -----------         -----------         -----------
Contract revenues                               $     2,972         $     4,820         $     6,805         $     9,724
Cost of revenues                                      2,111               3,211               4,946               6,694
                                                -----------         -----------         -----------         -----------
Gross profit                                            861               1,609               1,859               3,030
Operating expenses:
   General and administrative                           699                 791               1,373               1,425
   Sales and marketing                                  620                 494               1,141                 992
   Research and development                             276                 201                 540                 361
                                                -----------         -----------         -----------         -----------
Total operating expenses                              1,595               1,486               3,054               2,778
                                                -----------         -----------         -----------         -----------
Operating income (loss)                                (734)                123              (1,195)                252
Other income (loss), net                                 95                 (12)                 97                  27
                                                -----------         -----------         -----------         -----------
Income (loss) before income taxes                      (639)                111              (1,098)                279
Income tax expense                                       53                 128                 140                 287
                                                -----------         -----------         -----------         -----------
Net loss before cumulative effect of
   change in accounting principle                      (692)                (17)             (1,238)                 (8)
Cumulative effect of change in
   accounting principle                                  --                  --                (301)                 --
                                                -----------         -----------         -----------         -----------
Net loss                                        $      (692)        $       (17)        $    (1,539)        $        (8)
                                                ===========         ===========         ===========         ===========
Basic and diluted loss per share
   before cumulative effect of change
     in accounting principle                    $      (.12)        $       .00         $      (.21)        $       .00
   cumulative effect of change in
     accounting principle                                --                  --                (.05)                 --
                                                -----------         -----------         -----------         -----------
   Basic and diluted loss per share             $      (.12)        $       .00         $      (.26)        $       .00
                                                ===========         ===========         ===========         ===========
Weighted average number
  common shares - basic and diluted               6,001,573           6,008,127           6,001,573           6,015,161
                                                ===========         ===========         ===========         ===========




                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                   -----------------------
                                                                    2002            2001
                                                                   -------         -------
Cash flows from operating activities:
Net loss                                                           $(1,539)        $    (8)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
      Depreciation                                                     208             192
      Amortization                                                                      73
      Cumulative effect of change in accounting principle              301
      Deferred income tax provision                                    (24)              3
      Changes in operating assets and liabilities:
         Accounts receivable                                         1,959            (333)
         Inventory                                                     421              25
         Costs and estimated earnings in excess of billings
           on uncompleted contracts                                   (686)           (417)
         Other current assets                                          (17)             (4)
         Accounts payable and accrued expenses                         226             737
         Accounts payable--Parent                                     (305)             32
         Customer advances                                            (411)            219
         Income taxes payable                                           15             (17)
         Billings in excess of costs and estimated earnings
         on uncompleted contracts                                      190            (665)
                                                                   -------         -------

Net cash provided by (used in) operating activities                    338            (163)

Cash flows from investing activities:
Purchase of property and equipment                                     (63)           (365)
Increase in software development costs                                  --             (92)
                                                                   -------         -------

Net cash used in investing activities                                  (63)           (457)
                                                                   -------         -------

Cash flows from financing activities:
      Purchase of treasury stock                                        --             (26)
                                                                   -------         -------

Net cash used in financing activities                                   --             (26)
                                                                   -------         -------

Net increase (decrease) in cash and cash equivalents                   275            (646)
Cash and cash equivalents at beginning of period                     4,413           5,868
                                                                   -------         -------
Cash and cash equivalents at end of period                         $ 4,688         $ 5,222
                                                                   =======         =======

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes                       $    61         $    65
                                                                   =======         =======


                             See accompanying notes.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1. OWNERSHIP AND BASIS OF PRESENTATION

         ORBIT/FR, Inc. (the "Company"), was incorporated in Delaware on December 9, 1996, as a wholly owned subsidiary of Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation (hereinafter referred to as the "Parent"). The Company develops, markets, and supports sophisticated automated microwave test and measurement systems for the aerospace/defense, wireless communications, satellite, automotive, and electromagnetic compatibility (EMC) industries, and manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems. ORBIT/FR, Inc., a holding company, supports its world wide customers through its subsidiaries ORBIT/FR Engineering, LTD (hereinafter referred to as "Engineering", Israel), ORBIT/FR Europe, (Germany), Advanced Electromagnetics, Inc. ("AEMI", San Diego, CA), and Orbit Advanced Technologies, Inc. and Flam and Russell, Inc. (Horsham, PA). The Company sells its products to customers throughout Asia, Europe, Israel, and North and South America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Interim Financial Information

         The accompanying unaudited consolidated financial statements for the three and six month periods ended June 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Form 10-K and Proxy Statement for the period ended December 31, 2001, filed on April 1, 2002 and April 30, 2002, respectively, with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2001.

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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Net Income (Loss) Per Share

         Basic income (loss) per share is calculated by dividing net income
(loss) by the weighted average common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three and six month periods ended June 30, 2002 and 2001 because the effect of these securities is antidilutive.

  Reclassification

         Certain amounts for June 30, 2001 have been reclassified for comparative purposes.

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

         Based on the December 31, 2001 cost in excess of net assets acquired balance, the Company will report lower amortization of goodwill and higher operating profit of approximately $43 for the full year 2002 compared to the full year 2001. The Company tested the goodwill of AEMI for impairment during the first quarter of 2002 using a present value of future cash flows valuation method. This process resulted in an impairment of $301 which is accounted for as a cumulative effect of a change in accounting principle during the six months ended June 30, 2002.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


3. ADOPTION OF NEW ACCOUNTING STANDARD REGARDING GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

         Had the Company accounted for goodwill in accordance with SFAS No. 142 in 2001, net income and earnings per share for the three and six month periods ended June 30, 2002 and June 30, 2001 would have been as follows:

                                                     THREE MONTHS                      SIX MONTHS
                                                     ENDED JUNE 30,                   ENDED JUNE 30,
                                                ----------------------         ------------------------
                                                 2002            2001            2002             2001
                                                -------         ------         ---------         ------
         Reported net loss                      $  (692)        $  (17)        $  (1,539)        $   (8)
         Add back: goodwill amortization             --             10                --             21
                                                -------         ------         ---------         ------
         Adjusted net loss                      $  (692)        $   (7)        $  (1,539)        $   13
                                                =======         ======         =========         ======

         Basic loss per share:
         Reported net loss                      $ (0.12)        $ 0.00         $   (0.26)        $ 0.00
         Add back: goodwill amortization          (0.00)          0.00             (0.00)          0.00
                                                -------         ------         ---------         ------
         Adjusted net loss                      $ (0.12)        $ 0.00         $   (0.26)        $ 0.00
                                                =======         ======         =========         ======


4. INVENTORY

         Inventory consisted of the following:

                                                 JUNE 30,           DECEMBER 31,
                                                   2002                2001
                                                  -----               ------
                                               (UNAUDITED)
Work-in-process                                   $  557              $  763
Parts and components                                 622                 837
                                                  ------              ------
                                                  $1,179              $1,600
                                                  ======              ======

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


5. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                     JUNE 30,       DECEMBER 31,
                                                       2002            2001
                                                      ------          ------
                                                    (UNAUDITED)
   Lab and computer equipment                         $1,893          $1,856
   Office equipment                                    1,083           1,042
   Transportation equipment                              298             314
   Furniture and fixtures                                 44              45
   Leasehold improvements                                319             317
                                                      ------          ------
                                                       3,637           3,574
   Less accumulated depreciation                       2,453           2,245
                                                      ------          ------
   Property and equipment, net                        $1,184          $1,329
                                                      ======          ======


6. ACCRUED EXPENSES

   Accrued expenses consists of the following:

                                                  JUNE 30,          DECEMBER 31,
                                                    2002               2001
                                                   ------             ------
                                                 (UNAUDITED)
   Accrued contract costs                          $  529             $  537
   Accrued compensation                               773                740
   Accrued commissions                                102                116
   Accrued royalties                                  105                119
   Accrued warranty                                   276                281
   Other accruals                                     202                255
                                                   ------             ------
                                                   $1,987             $2,048
                                                   ======             ======

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


7. LONG-TERM CONTRACTS

                                                       JUNE 30,     DECEMBER 31,
                                                        2002           2001
                                                       -------        -------
                                                     (UNAUDITED)
Accumulated expenditures on uncompleted contracts      $11,582        $12,687
Estimated earnings thereon                                 763          1,087
                                                       -------        -------
                                                        12,345         13,774
Less: applicable progress billings                      11,789         13,714
                                                       -------        -------
   Total                                               $   556        $    60
                                                       =======        =======

The long-term contracts are shown in the accompanying balance sheets as follows:

                                                          JUNE 30,      DECEMBER 31,
                                                            2002            2001
                                                          -------         -------
                                                        (UNAUDITED)
Costs and estimated earnings in excess of billings
 on uncompleted contracts                                 $ 1,163         $   477
Billings in excess of costs and estimated earnings
 on uncompleted contracts                                    (607)           (417)
                                                          -------         -------
                                                          $   556         $    60
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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


9. SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three and six months ended June 30, 2002 and 2001.

Three months ended June 30, 2002                  North America       Europe           Asia           Total
--------------------------------                  -------------       ------          ------          ------
     Sales to unaffiliated customers                  $1,174          $  624          $1,174          $2,972
     Cost of sales to unaffiliated customers             888             560             663           2,111
                                                      ------          ------          ------          ------
     Gross profit unaffiliated customers              $  286          $   64          $  511          $  861
                                                      ======          ======          ======          ======

Three months ended June 30, 2001                  North America       Europe           Asia           Total
--------------------------------                  -------------       ------          ------          ------
     Sales to unaffiliated customers                  $2,080          $1,061          $1,679          $4,820
     Cost of sales to unaffiliated customers           1,430             825             956           3,211
                                                      ------          ------          ------          ------
     Gross profit unaffiliated customers              $  650          $  236          $  723          $1,609
                                                      ======          ======          ======          ======

Six months ended June 30, 2002                    North America       Europe           Asia           Total
------------------------------                    -------------       ------          ------          ------
     Sales to unaffiliated customers                  $2,323          $1,566          $2,916          $6,805
     Cost of sales to unaffiliated customers           1,752           1,442           1,752           4,946
                                                      ------          ------          ------          ------
     Gross profit unaffiliated customers              $  571          $  124          $1,164          $1,859
                                                      ======          ======          ======          ======

Six months ended June 30, 2001                    North America       Europe           Asia           Total
------------------------------                    -------------       ------          ------          ------
     Sales to unaffiliated customers                  $4,134          $2,326          $3,264          $9,724
     Cost of sales to unaffiliated customers           2,930           1,759           2,005           6,694
                                                      ------          ------          ------          ------
     Gross profit unaffiliated customers              $1,204          $  567          $1,259          $3,030
                                                      ======          ======          ======          ======

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

RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

                                           THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                           ---------------------------                   -------------------------
                                              2002            2001                        2002             2001
                                              ----            -----                       ----             ----
Revenues                                      100.0%           100.0%                     100.0%           100.0%
Gross profit                                   29.0             33.4                       27.3             31.2
General and
     administrative                            23.5             16.4                       20.2             14.7
Sales and marketing                            20.9             10.2                       16.8             10.2
Research and development                        9.3              4.2                        7.9              3.7
Operating income (loss)                       (24.7)             2.6                      (17.6)             2.6
Income (loss) before
  income taxes                                (21.5)             2.3                      (16.1)             2.9
Net loss                                      (23.3)            (0.4)                     (22.7)            (0.1)


THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001.

         Revenues. Revenues for the three months ended June 30, 2002 were approximately $2.9 million compared to approximately $4.8 million for the three months ended June 30, 2001, a decrease of approximately $1.8 million or 38%. Revenues from the defense, wireless, and satellite markets decreased approximately $997,000, $867,000, and $137,000, respectively. Revenues from the EMC and automotive markets increased approximately $57,000 and $26,000, respectively. The Company recorded revenues of approximately $71,000 in the higher education market. Geographically, revenues from North America, Asia and Europe decreased $905,000, $505,000, and $437,000 respectively. The decrease in revenues related to the wireless, defense, and satellite industries was a result of significant completion of North American, Asian and European contracts in the three months ended June 30, 2001, not repeated in the three months ended June 30, 2002.

         Cost of revenues. Cost of revenues for the three months ended June 30, 2002 were approximately $2.1 million compared to approximately $3.2 million for the three months ended June 30, 2001. Gross margins decreased to 29.0% for the three months ended June 30, 2002 from 33.4% for the three months ended June 30, 2001. The decreased margins are due to reduced revenue levels and estimated cost overruns on large existing contracts.

         General and administrative expenses. General and administrative expenses for the three months ended June 30, 2002 were $699,000 compared to $791,000 for the three months ended June 30, 2001, a decrease of approximately $92,000 or 12%. The current year decrease was primarily due to a reduction in bad debt expense recorded during the three months ended June 30, 2002. As a percentage of revenues, general and administrative expenses increased to 23.5% for the three months ended June 30, 2002 from 16.4% for the three months ended June 30, 2001.

         Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2002 were $620,000 compared to $494,000 for the three months ended June 30, 2001, an increase of approximately $126,000 or 26%. The current year increase is a result of the Company's efforts to increase awareness of its products in the marketplace. As a percentage of revenues, sales and marketing expenses increased to 20.9% for the three months ended June 30, 2002, from 10.2% for the three months ended June 30, 2001.

         Research and development expenses. Research and development expenses for the three months ended June 30, 2002 were $276,000 compared to $201,000 for the three months ended June 30, 2001, an increase of $75,000 or 37%, due primarily to increased software development activities. Software development costs capitalized during the three months ended June 30, 2001 were subsequently written off.

         Other income. Other income, net, for the three months ended June 30, 2002 was approximately $95,000 compared to a $12,000 loss for the three months ended June 30, 2001, an increase of approximately $107,000. This increase is primarily a result of favorable foreign currency translation rates.

         Income taxes. Income tax expense for the three months ended June 30, 2002 was $53,000 compared to $128,000 of income tax expense for the three months ended June 30, 2001, a decrease in expense of $75,000. Although no income tax benefit on losses was recorded during the quarter ended June 30, 2002, the Company's income tax expense for the three months ended June 30, 2002 reflects income taxes recorded by its profitable foreign operations.

         Cumulative effect of a change in accounting principle. During the three months ended March 31, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142"). Under SFAS No. 142, goodwill is no longer amortized over its estimated useful life, but is subject to an annual fair value based assessment. This fair value assessment resulted in an impairment of $301,000 at January 1, 2002, which was accounted for as a cumulative effect of a change in accounting principle during the three months ended March 31, 2002.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001.

         Revenues. Revenues for the six months ended June 30, 2002 were approximately $6.8 million compared to approximately $9.7 million for the six months ended June 30, 2001, a decrease of approximately $2.9 million or 30%. Revenues from the wireless, defense, satellite, and EMC markets decreased approximately $1.6 million, $1.2 million, $339,000, and $137,000, respectively. Revenues from the automotive market increased approximately $68,000, while the Company recorded revenues of approximately $361,000 in the higher education market. Geographically, revenues from North America,

Europe, and Asia decreased $1.8 million, $760,000, and $349,000 respectively. The decrease in revenues related to the wireless, defense, and satellite industries was a result of significant completion of North American, Asian and European contracts in the six months ended June 30, 2001, not repeated in the six months ended June 30, 2002.

         Cost of revenues. Cost of revenues for the six months ended June 30, 2002 were approximately $4.9 million compared to approximately $6.7 million for the six months ended June 30, 2001. Gross margins decreased to 27.3% for the six months ended June 30, 2002 from 31.2% for the six months ended June 30, 2001. The decreased margins are due to reduced revenue levels and estimated cost overruns on large existing contracts.

         General and administrative expenses. General and administrative expenses for the six months ended June 30, 2002 and 2001 were $1.4 million. As a percentage of revenues, general and administrative expenses increased to 20.2 % for the six months ended June 30, 2002 from 14.7% for the six months ended June 30, 2001.

         Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2002 were $1.1 million compared to $992,000 for the six months ended June 30, 2001. The current year increase is a result of the Company's effort to increase awareness of its products in the marketplace. As a percentage of revenues, sales and marketing expenses increased to 16.8% for the six months ended June 30, 2002, from 10.2% for the six months ended June 30, 2001.

         Research and development expenses. Research and development expenses for the six months ended June 30, 2002 were $540,000 compared to $361,000 for the six months ended June 30, 2001, an increase of $179,000 or 50%, due primarily to increased software development activities, and the capitalization of software development costs during the six months ended June 30, 2001. Software development costs capitalized during the six months ended June 30, 2001 were subsequently written off.

         Other income. Other income, net, for the six months ended June 30, 2002 was approximately $97,000 compared to $27,000 for the six months ended June 30, 2001, an increase of approximately $70,000. This increase is primarily a result of favorable foreign currency translation rates.

         Income taxes. Income tax expense for the six months ended June 30, 2002 was $140,000 compared to $287,000 of income tax expense for the six months ended June 30, 2001, a decrease in expense of $147,000. Although no income tax benefit on losses was recorded during the quarter ended June 30, 2002, the Company's income tax expense for the six months ended June 30, 2002 reflects income taxes recorded by its profitable foreign operations.

         Cumulative effect of a change in accounting principle. During the three months ended March 31, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142"). Under SFAS No. 142, goodwill is no longer amortized over its estimated useful life, but is subject to an annual fair value based assessment. This fair value assessment resulted in an impairment of $301,000 at January 1, 2002, which was accounted for as a cumulative effect of a change in accounting principle during the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         During recent years the Company has satisfied its working capital requirements through cash flows from equity financing.

         Net cash provided by operating activities during the six months ended June 30, 2002 was $348,000, compared to $163,000 used in operating activities in the six months ended June 30, 2001. The most significant contribution to cash provided by operating activities during the six months ended June 30, 2002 came from the reductions in the Company's accounts receivable balances of approximately $2.0 million. The Company's $1.5 million net loss was its most significant use of cash in operating activities.

         Net cash used in investing activities during the six months ended June 30, 2002 for the purchase of property, plant and equipment was $73,000. Net cash used in investing activities during the six months ended June 30, 2001 was $457,000, related to purchases of property and equipment was $365,000 and for the capitalization of software development costs was $92,000.

         The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the months ended June 30, 2002, approximately 32% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

         The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at June 30, 2002, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

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

ITEM 2. CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2001 Annual Meeting of Stockholders of ORBIT/FR, Inc. was held on June 6, 2002. At such meeting the Company's slate of directors were selected for a one year term.

         The voting results are as follows:

                                  FOR              WITHHELD
                               ---------           --------
     Ze'ev Stein               3,700,000               0
     Gurion Meltzer            3,700,000               0
     Uri Jenach                3,700,000               0
     Doron Ginat               3,700,000               0
     Dan Goffer                3,700,000               0

         Additionally, the Company's selection of its auditors, Hoberman, Miller, Goldstein, & Lesser, PC was ratified. The voting results of such ratification were as follows: 3,700,000 for; zero against.

ITEM 5. OTHER INFORMATION--NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.       EXHIBITS

                  99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Israel Adan, President and Chief Executive Officer.

                  99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Dave Lubbe, Chief Financial Officer.

         b.       REPORTS ON FORM 8-K

                   On May 21, 2002, the Company filed a report on Form 8-K attaching correspondence from Ernst & Young LLP, the Company's former independent accountant, regarding Ernst & Young LLP's concurrence with the statements made by the Company in the

                  Company's Proxy Statement filed on April 30, 2002 concerning the Company's dismissal of Ernst & Young LLP as its independent accountant.

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

                                                 ORBIT/FR, INC.
                                               ---------------------------------
                                                  Registrant

Date August 14, 2002
                                             By:  /s/  Israel Adan
                                             -----------------------------------
                                     President and Chief Executive Officer

Date: August 14, 2002                         By:  /s/  Dave Lubbe
                                            ------------------------------------
                                            Chief Financial Officer