Form 10-Q
period 2002-09-30
ORBIT FR INC
filed 2002-11-14
CIK 1037115

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      There were 6,084,473 shares of common stock, $.01 par value, outstanding as of November 14, 2002.

================================================================================

                                 ORBIT/FR, INC.

                                      INDEX

                                                                                       PAGE NO.
                                                                                       --------
PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheets--September 30, 2002
                   (Unaudited) and December 31, 2001 ..............................        3

                 Consolidated Statements of Operations--Three and nine months
                   ended September 30, 2002 and 2001 (Unaudited) ..................        4

                 Consolidated Statements of Cash Flows--Nine months
                  ended September 30, 2002 and 2001 (Unaudited) ...................        5

                 Notes to Consolidated Financial Statements
                   (Unaudited) ....................................................        6

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ............................       12

         Item 3. Quantitative and Qualitative Disclosure of Market Risk ...........       15

PART II. Other Information

         Item 1. Legal Proceedings ................................................       16

         Item 2. Changes in Securities and Use of  Proceeds .......................       16

         Item 3. Defaults upon Senior Securities ..................................       16

         Item 4. Submission of Matters to a Vote of Security Holders ..............       16

         Item 5. Other Information ................................................       16

         Item 6. Exhibits and Reports on Form 8-K .................................       16

Signatures ........................................................................       18

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                   2002               2001
                                                               -------------      ------------
                                                                (UNAUDITED)
                                              ASSETS

Current assets:
   Cash and cash equivalents                                     $  4,092           $  4,413
   Accounts receivable, less allowance of $501 and $427
     in 2002 and 2001, respectively                                 3,008              5,079
   Inventory                                                        1,358              1,600
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                         910                477
   Deferred income taxes                                               83                 64
   Other                                                              227                169
                                                                 --------           --------
Total current assets                                                9,678             11,802

Property and equipment, net                                         1,198              1,329
Deferred income taxes                                                 215                217
Cost in excess of net assets acquired                                 381                682
Other                                                                  60                 96
                                                                 --------           --------

Total assets                                                     $ 11,532           $ 14,126
                                                                 ========           ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                              $    897           $    794
   Accounts payable--Parent                                           482                699
   Accrued expenses                                                 1,800              2,048
   Customer advances                                                  225                727
   Income taxes payable                                                14                 12
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                         961                417
   Deferred income taxes                                               68                 68
                                                                 --------           --------
Total liabilities, all current                                      4,447              4,765

Stockholders' equity:
  Preferred stock: $.01 par value:
     Authorized shares--2,000,000
     Issued and outstanding shares--none                               --                 --
  Common stock: $.01 par value:
     Authorized shares--10,000,000
     Issued and outstanding--6,084,473                                 61                 61
  Additional paid-in capital                                       15,173             15,173
  Accumulated deficit                                              (7,906)            (5,630)
  Treasury stock--82,900 shares                                      (243)              (243)
                                                                 --------           --------
Total stockholders' equity                                          7,085              9,361
                                                                 --------           --------

Total liabilities and stockholders' equity                       $ 11,532           $ 14,126
                                                                 ========           ========

                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                -----------------------------       -----------------------------
                                                    2002              2001              2002              2001
                                                -----------       -----------       -----------       -----------
Contract revenues                               $     2,521       $     4,640       $     9,326       $    14,364
Cost of revenues                                      1,840             3,786             6,786            10,480
                                                -----------       -----------       -----------       -----------
Gross profit                                            681               854             2,540             3,884
Operating expenses:
   General and administrative                           702               993             2,075             2,418
   Sales and marketing                                  507               518             1,648             1,511
   Research and development                             282               253               822               613
                                                -----------       -----------       -----------       -----------
Total operating expenses                              1,491             1,764             4,545             4,542
                                                -----------       -----------       -----------       -----------
Operating loss                                         (810)             (910)           (2,005)             (658)
Other income, net                                         7                28               104                54
                                                -----------       -----------       -----------       -----------
Loss before income tax expense (benefit)               (803)             (882)           (1,901)             (604)
Income tax expense (benefit)                            (66)              249                74               535
                                                -----------       -----------       -----------       -----------
Net loss before cumulative effect of
   change in accounting principle                      (737)           (1,131)           (1,975)           (1,139)
Cumulative effect of change in
   accounting principle                                  --                --              (301)               --
                                                -----------       -----------       -----------       -----------
Net loss                                        $      (737)      $    (1,131)      $    (2,276)      $    (1,139)
                                                ===========       ===========       ===========       ===========
   Basic and diluted loss per share before
     cumulative effect of change in
     in accounting principle                    $     (0.12)      $     (0.19)      $     (0.33)      $     (0.19)
   Cumulative effect of change in
     accounting principle                                --                --             (0.05)               --
                                                -----------       -----------       -----------       -----------
Basic and diluted loss per share                $     (0.12)      $     (0.19)      $     (0.38)      $     (0.19)
                                                ===========       ===========       ===========       ===========
Weighted average number
  common shares - basic and diluted               6,001,573         6,001,573         6,001,573         6,010,582
                                                ===========       ===========       ===========       ===========

                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                 ---------------------
                                                                                   2002          2001
                                                                                 -------       -------
Cash flows from operating activities:
Net loss                                                                         $(2,276)      $(1,139)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                   333           320
      Amortization                                                                                 116
      Cumulative effect of change in accounting principle                            301
      Deferred income tax provision (benefit)                                        (17)          179
      Changes in operating assets and liabilities
         Accounts receivable                                                       2,071          (138)
         Inventory                                                                   242           325
         Costs and estimated earnings in excess of billings
           on uncompleted contracts                                                 (433)          (20)
         Other assets                                                                (58)           16
         Accounts payable and accrued expenses                                      (145)          407
         Accounts payable--Parent                                                   (217)          238
         Income taxes payable                                                          2           (13)
         Customer advances                                                          (502)           (6)
         Billings in excess of costs and estimated earnings
           on uncompleted contracts                                                  544          (759)
                                                                                 -------       -------

Net cash used in operating activities                                               (155)         (474)

Cash flows from investing activities:
      Investment in capitalized software                                                           (92)
      Purchase of equipment                                                         (202)         (622)
                                                                                 -------       -------

Net cash used in investing activities                                               (202)         (714)
                                                                                 -------       -------

Cash flows from financing activities:
      Repayment of note receivable                                                    36            24
      Purchases of treasury stock                                                     --           (26)
                                                                                 -------       -------

Net cash (used in) provided by financing activities                                   36            (2)
                                                                                 -------       -------

Net decrease in cash and cash equivalents                                           (321)       (1,190)
Cash and cash equivalents at beginning of period                                   4,413         5,868
                                                                                 -------       -------
Cash and cash equivalents at end of period                                       $ 4,092       $ 4,678
                                                                                 =======       =======

Supplemental disclosures of cash flow information:
Net cash paid during the period for income taxes                                 $   269       $   245
                                                                                 =======       =======

                             See accompanying notes.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

      The accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Form 10-K and Proxy Statement for the period ended December 31, 2001, filed on April 1, 2002 and April 30, 2002, respectively, with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2001.

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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share

      Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted income
(loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three and nine month periods ended September 30, 2002 and 2001 because the effect of these securities is antidilutive.

3. ADOPTION OF NEW ACCOUNTING STANDARD REGARDING GOODWILL AND OTHER INTANGIBLE ASSETS

      Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was issued in July 2001 and became effective for the Company on January 1, 2002. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for upon their acquisition and afterwards. The primary impact of SFAS No. 142 on the Company is that existing goodwill ("cost in excess of net assets acquired") is no longer amortized beginning in 2002. Instead of amortization, goodwill is subject to an assessment for impairment on a reporting unit basis by applying a fair-value-based test annually, and more frequently if circumstances indicate a possible impairment. If a reporting unit's net book value is more than its fair value and the reporting unit's net book value of its goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess goodwill over the net book value.

      Based on the December 31, 2001 cost in excess of net assets acquired balance, the Company will report lower amortization of goodwill and higher operating profit of approximately $43 for the full year 2002 compared to the full year 2001. The Company tested the goodwill of AEMI for impairment during the first quarter of 2002 using a present value of future cash flows valuation method. This process resulted in an impairment of $301 which is accounted for as a cumulative effect of a change in accounting principle during the nine months ended September 30, 2002.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. ADOPTION OF NEW ACCOUNTING STANDARD REGARDING GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

      Had the Company accounted for goodwill in accordance with SFAS No. 142 in 2001, net income and earnings per share for the three and nine month periods ended September 30, 2002 and September 30, 2001 would have been as follows:

                                                 THREE MONTHS                     NINE MONTHS
                                              ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                           -------------------------       -------------------------
                                              2002            2001            2002            2001
                                           ---------       ---------       ---------       ---------
      Reported net loss                    $    (737)      $  (1,131)      $  (2,276)      $  (1,139)
      Add back: goodwill amortization             --              11              --              32
                                           ---------       ---------       ---------       ---------
      Adjusted net loss                    $    (737)      $  (1,120)      $  (2,276)      $  (1,107)
                                           =========       =========       =========       =========

      Basic loss per share:
      Reported net loss                    $   (0.12)      $   (0.19)      $   (0.38)      $   (0.19)
      Add back: goodwill amortization          (0.00)           0.00           (0.00)           0.01
                                           ---------       ---------       ---------       ---------
      Adjusted net loss                    $   (0.12)      $   (0.19)      $   (0.38)      $   (0.18)
                                           =========       =========       =========       =========

4. INVENTORY

      Inventory consisted of the following:

                                              SEPTEMBER 30,       DECEMBER 31,
                                                  2002                2001
                                              -------------       ------------
                                               (UNAUDITED)
Work-in-process                                  $  702              $  763
Parts and components                                656                 837
                                                 ------              ------
                                                 $1,358              $1,600
                                                 ======              ======

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                                SEPTEMBER 30,    DECEMBER 31,
                                                    2002             2001
                                                -------------    ------------
                                                (UNAUDITED)
      Lab and computer equipment                   $1,968           $1,856
      Office equipment                              1,134            1,042
      Transportation equipment                        298              314
      Furniture and fixtures                           44               45
      Leasehold improvements                          319              317
                                                   ------           ------
                                                    3,763            3,574
      Less accumulated depreciation                 2,565            2,245
                                                   ------           ------
      Property and equipment, net                  $1,198           $1,329
                                                   ======           ======

6. ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                SEPTEMBER 30,    DECEMBER 31,
                                                    2002             2001
                                                -------------    ------------
                                                (UNAUDITED)
      Accrued contract costs                       $  353           $  537
      Accrued compensation                            759              740
      Accrued commissions                              73              116
      Accrued royalties                               104              119
      Accrued warranty                                303              281
      Other accruals                                  208              255
                                                   ------           ------
                                                   $1,800           $2,048
                                                   ======           ======

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. LONG-TERM CONTRACTS

                                                         SEPTEMBER 30,     DECEMBER 31,
                                                             2002               2001
                                                         -------------     ------------
                                                          (UNAUDITED)
Accumulated expenditures on uncompleted contracts          $  8,830          $ 12,687
Estimated earnings thereon                                      148             1,087
                                                           --------          --------
                                                              8,978            13,774
Less: applicable progress billings                            9,029            13,714
                                                           --------          --------
   Total                                                   $    (51)         $     60
                                                           ========          ========

The long-term contracts are shown in the accompanying balance sheets as follows:

                                                         SEPTEMBER 30,     DECEMBER 31,
                                                             2002               2001
                                                         -------------     ------------
                                                          (UNAUDITED)
Costs and estimated earnings in excess of billings
 on uncompleted contracts                                  $    910          $    477
Billings in excess of costs and estimated earnings
 on uncompleted contracts                                      (961)             (417)
                                                           --------          --------
                                                           $    (51)         $     60
                                                           ========          ========

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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. SEGMENT AND GEOGRAPHIC INFORMATION

      The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations from other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three and nine months ended September 30, 2002 and 2001.

Three months ended September 30, 2002          North America      Europe          Asia           Total
                                               -------------      ------         ------         -------
   Sales to unaffiliated customers                 $  884         $  581         $1,056         $ 2,521
   Cost of sales to unaffiliated customers            643            502            695           1,840
                                                   ------         ------         ------         -------
   Gross profit unaffiliated customers             $  241         $   79         $  361         $   681
                                                   ======         ======         ======         =======

Three months ended September 30, 2001          North America      Europe          Asia           Total
                                               -------------      ------         ------         -------
   Sales to unaffiliated customers                 $2,020         $  882         $1,738         $ 4,640
   Cost of sales to unaffiliated customers          1,805            800          1,181           3,786
                                                   ------         ------         ------         -------
   Gross profit unaffiliated customers             $  215         $   82         $  557         $   854
                                                   ======         ======         ======         =======

Nine months ended September 30, 2002           North America      Europe          Asia           Total
                                               -------------      ------         ------         -------
   Sales to unaffiliated customers                 $3,207         $2,147         $3,972         $ 9,326
   Cost of sales to unaffiliated customers          2,395          1,943          2,448           6,786
                                                   ------         ------         ------         -------
   Gross profit unaffiliated customers             $  812         $  204         $1,524         $ 2,540
                                                   ======         ======         ======         =======

Nine months ended September 30, 2001           North America      Europe          Asia           Total
                                               -------------      ------         ------         -------
   Sales to unaffiliated customers                 $6,154         $3,208         $5,002         $14,364
   Cost of sales to unaffiliated customers          4,735          2,559          3,186          10,480
                                                   ------         ------         ------         -------
   Gross profit unaffiliated customers             $1,419         $  649         $1,816         $ 3,884
                                                   ======         ======         ======         =======

      In the table above, "North America" includes all United States operations, and "Europe" includes subsidiaries in Germany and Israel.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

RESULTS OF OPERATIONS

      The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

                             THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                             --------------------------------  -------------------------------
                                  2002             2001             2002             2001
                                 ------           ------           ------           ------
Revenues                          100.0%           100.0%           100.0%           100.0%
Gross profit                       27.0             18.4             27.2             27.0
General and
  administrative                   27.8             21.4             22.2             16.8
Sales and marketing                20.1             11.2             17.7             10.5
Research and development           11.2              5.4              8.8              4.3
Operating loss                    (32.1)           (19.6)           (21.5)            (4.6)
Loss before
  income taxes                    (31.9)           (19.0)           (20.4)            (4.2)
Net loss                          (29.2)           (24.4)           (24.4)            (7.9)

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001.

      Revenues. Revenues for the three months ended September 30, 2002 were approximately $2.5 million compared to approximately $4.6 million for the three months ended September 30, 2001, a decrease of approximately $2.1 million or 46%. Revenues from the defense market for both periods totaled approximately $900,000, while revenues from the wireless, EMC, automotive, higher education, and satellite markets decreased approximately $1.2 million, $351,000, $250,000, $184,000, and $110,000 respectively. Geographically, revenues from North America, Asia and Europe decreased $1.1 million, $682,000, and $301,000 respectively. The decrease in revenues related to the wireless, defense, and satellite industries was a result of significant completion of North American, Asian and European contracts in the three months ended September 30, 2001, not repeated in the three months ended September 30, 2002.

      Cost of revenues. Cost of revenues for the three months ended September 30, 2002 were approximately $1.8 million compared to approximately $3.8 million for the three months ended September 30, 2001. Gross margins increased to 27.0% for the three months ended September 30, 2002 from 18.4% for the three months ended September 30, 2001. The increase in margins is a result of a revaluation of large defense related contracts, and one time increases in inventory reserves taken during the three months ended September 30, 2001, not repeated in the three months ended September 30, 2002.

      General and administrative expenses. General and administrative expenses for the three months ended September 30, 2002 were $702,000 compared to $993,000 for the three months ended September 30, 2001, a decrease of approximately $291,000 or 29%. The current year decrease was primarily due to the non recurrence of bad debt expense recorded during the three months ended September 30, 2001. As a percentage of revenues, general and administrative expenses increased to 27.8% for the three months ended September 30, 2002 from 21.4% for the three months ended September 30, 2001.

      Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2002 were $507,000 compared to $518,000 for the three months ended September 30, 2001, a decrease of approximately $11,000 or 2%. As a percentage of revenues, sales and marketing expenses increased to 20.1% for the three months ended September 30, 2002, from 11.2% for the three months ended September 30, 2001.

      Research and development expenses. Research and development expenses for the three months ended September 30, 2002 were $282,000 compared to $253,000 for the three months ended September 30, 2001, an increase of $29,000 or 11%, due to increased software development activities.

      Other income. Other income, net, for the three months ended September 30, 2002 was approximately $7,000 compared to a $28,000 for the three months ended September 30, 2001, a decrease of approximately $21,000.

      Income taxes. Income tax benefit for the three months ended September 30, 2002 was $66,000 compared to a $249,000 income tax expense for the three months ended September 30, 2001, a decrease in expense of $315,000. The Company records income tax expense on profitable operations and income tax benefits on losses recorded by its foreign subsidiaries.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001.

      Revenues. Revenues for the nine months ended September 30, 2002 were approximately $9.3 million compared to approximately $14.4 million for the nine months ended September 30, 2001, a decrease of approximately $5.1 million or 35%. Revenues from the wireless, defense, EMC, satellite and automotive markets decreased approximately $2.9 million, $1.2 million, $484,000, 448,000 and $170,000, respectively. Revenues from the higher education market increased approximately $177,000. Geographically, revenues from North America, Europe, and Asia decreased $2.9 million, $1.1 million, and $1.0 million respectively. The decrease in revenues related to the wireless, defense, and satellite industries was a result of significant completion of North American, Asian and European contracts in the nine months ended September 30, 2001, not repeated in the nine months ended September 30, 2002.

      Cost of revenues. Cost of revenues for the nine months ended September 30, 2002 were approximately $6.8 million compared to approximately $10.5 million for the nine months ended September 30, 2001. Gross margins remained at to 27.0% for both periods.

      General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2002 totaled approximately $2.1 million compared to approximately $2.4 million for the nine months ended September 30, 2001, a decrease of approximately $343,000 due primarily to the non recurrence of bad debt expense recorded during the nine months ended September 30, 2001. As a percentage of revenues, general and administrative expenses increased to 22.2% for the nine months ended September 30, 2002 from 16.8% for the nine months ended September 30, 2001.

      Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2002 were $1.6 million compared to $1.5 million for the nine months ended September 30, 2001. The current year increase is a result of the Company's effort to increase awareness of its products in the marketplace. As a percentage of revenues, sales and marketing expenses increased to 17.7% for the nine months ended September 30, 2002, from 10.5% for the nine months ended September 30, 2001.

      Research and development expenses. Research and development expenses for the nine months ended September 30, 2002 were $822,000 compared to $613,000 for the nine months ended September 30, 2001, an increase of $209,000 or 35%, due to increased software development activities, and the capitalization of software development costs incurred prior to September 30, 2001. Software development costs capitalized prior to June 30, 2001 were subsequently written off.

      Other income. Other income, net, for the nine months ended September 30, 2002 was approximately $104,000 compared to $54,000 for the nine months ended September 30, 2001, an increase of approximately $50,000. This increase is primarily a result of favorable foreign currency translation rates.

      Income taxes. Income tax expense for the nine months ended September 30, 2002 was $74,000 compared to $535,000 of income tax expense for the nine months ended September 30, 2001, a decrease in expense of $461,000. The Company records income tax expense on profitable operations and income tax benefits on losses recorded by its foreign subsidiaries.

      Cumulative effect of a change in accounting principle. During the three months ended March 31, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is no longer amortized over its estimated useful life, but is subject to an annual fair value based assessment. This fair value assessment resulted in an impairment of $301,000 at January 1, 2002, which was accounted for as a cumulative effect of a change in accounting principle during the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      During recent years the Company has satisfied its working capital requirements through cash flows from equity financing.

      Net cash used in operating activities during the nine months ended September 30, 2002 was $155,000, compared to $474,000 used in operating activities during the nine months ended September 30, 2001. The most significant use of cash in operating activities during the nine months ended September 30, 2002 came from the Company's $2.3 million net loss. The Company's most significant contribution to cash provided by operating activities resulted from reductions in the accounts receivable balances of approximately $2.1 million.

      Net cash used in investing activities during the nine months ended September 30, 2002 for the purchase of property, plant and equipment was $202,000. Net cash used in investing activities during the nine months ended September 30, 2001 was $714,000, related to purchases of property and equipment was $622,000 and for the capitalization of software development costs was $92,000.

      The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the nine months ended September 30, 2002, approximately 40% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

      The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at September 30, 2002, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

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

ITEM 2. CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NONE

ITEM 5. OTHER INFORMATION

      As previously reported, on February 14, 2002, the staff (the "Staff") of The Nasdaq Stock Market, Inc. notified the Company that it was not in compliance with Marketplace Rule 4310(c)(4) because the minimum closing bid price for its Common Stock had been below $1.00 per share for a period of thirty consecutive days. The Staff initially advised the Company that it would be given until August 13, 2002 to comply with the minimum bid price requirement in order to maintain its listing on The Nasdaq SmallCap Market. On August 14, 2002 the Staff further advised the Company that in light of its compliance with the initial listing requirements for the Nasdaq SmallCap market related to stockholders' equity, the Company has been granted an additional 180 days' grace period to demonstrate compliance. On November 5, 2002, the Company received an additional notice from the Staff notifying the Company that it was not in compliance with Marketplace Rule 4310(c)(7) because the minimum public float requirement for its Common Stock had fallen below $1,000,000 for the previous 30 trading days. The Staff advised the Company that it would be given until February 3, 2003 to comply with the minimum public float requirement in order to maintain its listing on The Nasdaq SmallCap Market. At that time the Company may appeal the Staff's determination to a Listing Qualifications Panel.

      The Company is currently considering all available options in order to regain compliance with the Marketplace Rules. However, if the Company fails to correct these deficiencies, Nasdaq will provide delisting notification to the Company, which may then go through an appeals process. A delisting of the Company's shares from The Nasdaq SmallCap Market could have a material adverse affect on the price of the Common Stock, could adversely affect the liquidity of the shares held by the Company's shareholders, and could restrict the Company's ability to raise additional capital in the future.

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

      b. REPORTS ON FORM 8-K -- NONE

ORBIT/FR, INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ORBIT/FR, INC.
                                             ------------------------------
                                                      Registrant


Date  November 14, 2002
                                                   By: /s/ Israel Adan
                                             ------------------------------
                                        President and Chief Executive Officer


Date: November 14, 2002                            By: /s/ Dave Lubbe
                                             ------------------------------
                                                Chief Financial Officer