Form 10-Q/A
period 2002-09-30
ORBIT FR INC
filed 2002-11-27
CIK 1037115

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A amends Orbit/FR, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, which was filed with the Securities and Exchange Commission on November 14, 2002. This amendment is being filed for the sole purpose of including the appropriate certifications pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                                    ORBIT/FR, INC.
                                             ------------------------------
                                                      Registrant


Date  November 27, 2002
                                                   By: /s/ Israel Adan
                                             ------------------------------
                                        President and Chief Executive Officer


Date: November 27, 2002                            By: /s/ Dave Lubbe
                                             ------------------------------
                                                Chief Financial Officer

         CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT
                TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Israel Adan, Chief Executive Officer of ORBIT/FR, Inc. certify that:

1.    I have reviewed this quarterly report on Form 10-Q of ORBIT/FR, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 27, 2002                                 /s/ Israel Adan
       -----------------                                 -----------------------
                                                         Israel Adan
                                                         Chief Executive Officer

          CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT
                TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dave Lubbe, Chief Financial Officer of ORBIT/FR, Inc. certify that:

1.    I have reviewed this quarterly report on Form 10-Q of ORBIT/FR, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 27, 2002                                 /s/ Dave Lubbe
       -----------------                                 -----------------------
                                                         Dave Lubbe
                                                         Chief Financial Officer