Form 10-K
period 2002-12-31
ORBIT FR INC
filed 2003-03-31
CIK 1037115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

         Yes | |     No  |X|

      As of June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $1,311,460 (based on the closing price of the Common Stock on June 28, 2002 of $0.55 per share). The information provided shall in no way be construed as an admission that any officer, director, or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

      As of March 24, 2003, 6,084,473 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
  (Specific sections incorporated are identified under applicable items herein)

      Certain portions of the Company's Proxy Statement to be filed in connection with its 2003 Annual Meeting are incorporated by reference in Part III of this Report. Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 333-25015) filed with the Commission on April 11, 1997, Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on May 19, 1997, Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Commission on June 5, 1997, the Company's Annual report on Form 10-K filed on April 1, 2001, and the Company's Quarterly Report on Form 10-Q filed November 14, 2002 are incorporated by reference as Exhibits in Part IV of this Report.

                                 ORBIT/FR, INC.

                                      INDEX

                                                                                                            PAGE NO.
                                                                                                            --------
PART I.

      Item 1.  Business...............................................................................          4

      Item 2   Properties.............................................................................         14

      Item 3   Legal Proceedings......................................................................         14

      Item 4   Submission of Matters to a Vote of Security Holders ...................................         15

      Item 4.1 Executive Officers and Key Employees...................................................         15

PART II.

      Item 5   Market for the Registrant's Common Equity and Related Stockholder Matters..............         17

      Item 6   Selected Financial Data................................................................         18

      Item 7   Management's Discussion and Analysis of Financial Condition and Results of
               Operations.............................................................................         18

      Item 7a  Quantitative and Qualitative Disclosure About Market Risk..............................         26

      Item 8   Financial Statements and Supplementary Data............................................         26

      Item 9   Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosures............................................................................         26

PART III

      Item 10  Directors and Executive Officers of the Registrant.....................................         26

      Item 11  Executive Compensation.................................................................         26

      Item 12  Security Ownership of Certain Beneficial Owners and Management.........................         26

      Item 13  Certain Relationships and Related Transactions.........................................         26

PART IV

      Item 14  Controls and Procedures................................................................         27

      Item 15  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................         27


                                     PART I

FORWARD-LOOKING STATEMENTS

      This report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including, but not limited to those set forth in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations'" under the heading "Certain Factors" below and elsewhere in this report on Form 10-K. The following discussion should be read in conjunction with Part II of this Form 10-K and the Consolidated Financial Statements and notes to the Consolidated Statements beginning on page F-1. As used in this annual report on Form 10-K, unless the context otherwise requires, "we," "us," "our," "Company," or "ORBIT/FR" refers to ORBIT/FR, Inc.

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

      The Company markets and sells its systems to customers in the United States and throughout the world. Within its targeted industries, the Company's customers include manufacturers of wireless systems and products, such as Motorola, Nokia and Ericsson; aerospace/defense systems integrators and product manufacturers that incorporate microwave technology, such as Lockheed Martin, Raytheon, Northrop Grumman, and Boeing; telecommunications service providers that rely on microwave technology, such as AT&T, NTT and British Telecom; and automobile and automotive subassembly manufacturers. The Company's customers also include the United States government and several foreign governments.

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

HISTORY

      The Company was incorporated in Delaware in December 1996. The Company is the holding company for Orbit Advanced Technologies, Inc., a Delaware corporation ("Technologies") and its wholly owned subsidiary, Flam & Russell, Inc., a Delaware corporation ("Flam & Russell"), Orbit FR Engineering, Ltd., an Israeli corporation ("Engineering"), Orbit FR Europe, GmbH, a German corporation ("GmbH") and Advanced Electromagnetics, Inc. ("AEMI") a California corporation. The Company's parent, Orbit-Alchut Technologies, Ltd., is a publicly traded company in Israel which was founded in 1950 ("Alchut"). In addition to its ownership interest in the Company (approximately 62%), Alchut has ownership interests in companies operating in the avionics, tracking and telemetry markets.

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

      On May 4, 1998, the Company purchased the principal assets of Quantum Change/EMC Systems, Inc. The acquisition formed a new division responsible for Electromagnetic Compatibility ("EMC") Testing Systems. Quantum Change/EMC Systems provided hardware-independent software solutions to the EMC marketplace. On December 31, 2000, the assets of EMC division were sold under a license agreement.

      On September 13, 1999, the Company announced that it had reached a Plea Agreement with the U.S. Attorney's Office to settle an investigation of the Company's export practices. As a result of the plea, the Company's export license applications for munitions list products became subject to a three year non-discretionary denial policy under the International Traffic in Arms Regulations (ITAR) effective as of November 2, 1999. The Company applied for reinstatement of its ITAR export privileges and hopes to qualify for such reinstatement based upon its present internal policies, procedures, and compliance with all applicable export law.

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

      To ensure that satellite-based communications systems are effective and reliable, it is essential that both satellites and "earth stations" transmit and receive microwave signals accurately. The accuracy requirements for these satellite systems are critical and failure to detect a design error could result in a satellite's "footprint" not covering its intended geographic area. Satellite manufacturers cannot afford to make this kind of error since the cost to manufacture, launch and insure a satellite can exceed approximately $200 million. Accordingly, sophisticated microwave test and measurement systems are critical to satellite and earth station manufacturers, as well as their subcontractors and sub-assembly manufacturers, to ensure that their products work properly.

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

      PURSUING GROWTH IN INTERNATIONAL MARKETS. Approximately 62% and 58% of the Company's revenues during 2002 and 2001 respectively were derived from international customers. The Company believes that the growth of the international microwave test and measurement marketplace over the next several years will be due in large part to worldwide economic development, governmental policies aimed at improving the communications infrastructure in developing countries and the increasing globalization of commerce. The Company is devoting significant efforts to increasing its share of the international market for microwave test and measurement systems by strengthening and expanding its sales network through the establishment of foreign sales and customer service centers and the appointment of additional international sales representatives. In addition, the Company believes it has a competitive advantage due to the duty-free status of its products manufactured in Israel and sold into the European Union. As fully detailed under History on page 6, the vast majority of the Company's products fall under the jurisdiction of the Commerce Department and therefore are not be subject to the State Department's non-discretionary policy of denying the Company's license applications.

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

      RCS Systems. The Company's Radar Cross Section ("RCS") measurement systems transmit microwave signals towards a passive target and then measure the energy reflected back towards the transmit source. In an RCS system, the passive target is typically a model or full scale aircraft or missile that is mounted on a special "low-RCS" testing pylon capable of rotating the target. Data collected at various rotation angles and frequencies can be processed to form an electromagnetic "image" of the target. This type of information enables the design engineer to assess more accurately the detailed radar signature of the target. The Company believes that it is a market leader in this field. Although current restrictions preclude the Company from obtaining a State Department license for exporting these systems outside the United States, the Company has submitted a formal request to the State Department seeking reinstatement of these export privileges. This product remains on the U.S. State Department's Munitions list.

      Radome Systems. A radome is a dome-shaped casing that is placed on the leading edge of an aircraft or missile to protect the radar and direction-finding equipment. A radome is typically manufactured using fiberglass or other materials that are designed to be "transparent" to microwave signals. Testing is performed periodically to ensure that microwave signals are not degraded or deflected as they pass through the radome. The Company's systems are designed to measure radome performance by analyzing the path of microwave signals as they pass through the radome and then comparing it to the propagation path when the radome is not present. Radome systems use far-field measurement methods but rely on high positioning accuracy normally required by near-field systems. Although current restrictions preclude the Company from obtaining a State Department license for exporting these systems outside the United States, the Company has submitted a formal request to the State Department seeking reinstatement of these export privileges.

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

      Wireless Communications .......    Alcatel, Andrew, AT&T, Bell Atlantic,
                                         BAE, Bosch, Celwave, Chelton, Daewoo,
                                         Ericsson, GTE, IBM, ITT, Korea Mobile
                                         Telecom, Lucent Technologies, Motorola,
                                         NEC, Nokia, Northern Telecom, NTT,
                                         Qualcomm, RCA, SiemensPlessey, Thales
                                         Antennas, Telebras and Tenovis.

      Satellite .....................    Astrium, DASA, Elenia Spazio, Harris,
                                         Lockheed Martin, Space Systems/Loral,
                                         Raytheon and TRW.

      Automotive. ...................    BMW, Daimler-Chrysler, Ford, Fuba,
                                         Mitsubishi, SAAB, Samsung and Toyota.

      Aerospace/Defense .............    Aerospatiale, Allgon, Ball Aerospace,
                                         Boeing, British Aerospace, Dassault,
                                         Elta, Ericsson Microwave, General
                                         Electric, Israel Aircraft Industry, ITT
                                         Avionics, JPL, Lockheed Martin/Loral,
                                         Mitsubishi Heavy Industries, NASA,
                                         Northrop-Grumman, Pratt & Whitney,
                                         Racal Avionics, Raytheon E-Systems,
                                         Rockwell International, SAAB Missiles,
                                         SPAR Aerospace, Texas Instruments,
                                         Tracor/AEL and the United States Air
                                         Force, Army and Navy.

      The Company's customers are located in the Americas (the United States, Canada, Brazil and Argentina), Europe (the United Kingdom, France, Germany, Italy, Holland, Spain, Austria, Denmark, Poland, Finland, Norway, Sweden, Switzerland and Portugal) and throughout the rest of the world (Japan, Korea, Thailand, Taiwan, Singapore, Indonesia, Israel, Australia and South Africa). See
Note 7 of the Notes to Consolidated Financial Statements for a discussion of the geographic concentration of the Company's revenues. For the year ended December 31, 2002, one customer accounted for 11% of the Company's revenues, while two customers accounted for 22% of the Company's revenues for the year ended December 31, 2001.

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

BACKLOG

      At December 31, 2002 and 2001, the Company's backlog was approximately $9.0 million and $7.0 million, respectively. The Company includes in backlog only those orders for which it has received and accepted a completed purchase order. Such orders are generally subject to cancellation by the customer with payment of a specified charge. The delivery lead time on the Company's products and systems generally averages approximately three months, but can be as short as a few days and as long as 12 months or more. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential shipment delays, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

RESEARCH AND DEVELOPMENT

      The Company believes that its future success depends on its ability to adapt to rapidly changing technological circumstances within the industries it serves and to continue to meet the needs of its customers. Accordingly, the timely development and introduction of new products is essential to maintain the Company's competitive position. Utilizing its internal research and development staff, augmented by external consultants, the Company develops all of its products in-house. A significant portion of the Company's research and development efforts has been conducted in direct response to the specific requirements of customers' orders, and, accordingly, such amounts are included in the cost of sales when incurred and the related funding is included in net revenues at such time. Research and development expenses of the Company for fiscal years ended December 31, 2002, 2001 and 2000 were $1,144,000, $1,142,000 and $984,000 respectively.

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

EMPLOYEES

      As of December 31, 2002, the Company had a total of 80 employees. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

      The Company occupies approximately 18,000 square feet of space at its headquarters in Horsham, Pennsylvania under a lease expiring in October 2003. The current annual base rent is approximately $223,000. The Company also maintains sales, engineering, technical support and program management facilities in Israel and Germany, and its manufacturing facilities in Santee, California. The Company's current aggregate annual rental expenses for these additional facilities are approximately $288,000.

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

      On November 2, 1999, the Company announced that pursuant to Section 38(g)(4) of the Arms Export Control Act, its export license applications for Munitions List products were subject to a three year non-discretionary denial policy under the International Traffic in Arms Regulations (ITAR), effective as of November 2, 1999, as a result of the Plea Agreement. The Company has submitted a formal request seeking reinstatement of its export privileges. As a result of the U.S. State Department's approval of the Company's Commodity Jurisdiction, announced by the Company on March 5, 2000, the vast majority of the Company's products are not subject to the State Department's non-discretionary policy of denying license applications.

      The Company is not currently subject to any additional material legal proceedings and is not aware of any other threatened litigation unasserted claims or assessments that could have a material adverse effect on the Company's business, operating results, or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 4.1 EXECUTIVE OFFICERS AND KEY EMPLOYEES

      The following table sets forth certain information regarding the Company's executive officers, and certain key employees.

            NAME                   AGE                         POSITION
       ----------------           -----      -------------------------------------------------
       Ze'ev Stein                 50        Chairman
       Israel Adan                 52        President, Chief Executive Officer
       Dave Lubbe                  39        Chief Financial Officer
       John Aubin                  49        Vice President, Chief Technology Officer
       Moshe Pinkasy               52        Chief Operating Officer, Engineering,
       Marcel Boumans              44        Managing Director, GmbH
       Gabriel Sanchez             51        President, AEMI
       Mark Bates                  32        Vice President, Software Development - USA
       William Campbell            47        Vice President Engineering and Program Management

      Ze'ev Stein has served as Chairman of the Board since October 1998. Mr. Stein served as acting Chief Executive Officer of the Company from October 1998 to October 2001. He has also served as a Director of the Company and its predecessor since March 1996. Since July 1994, Mr. Stein has served as a Director of Alchut and since September 1996, Mr. Stein has also served as the Vice-President of Operations of Alchut. From 1991 to 1996, Mr. Stein was the General Manager of Stein Special Art, Ltd., located in Ra'anana, Israel.

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

      Dave Lubbe was named Chief Financial Officer in July 2000. From 1997 to 2000 Mr. Lubbe served as the Company's Controller.

      John Aubin was named Chief Technology Officer, and served as Vice President of Measurement Systems since 1996 to 2001. From 1991 to 1996, Mr. Aubin was Vice President in charge of the Antenna Measurement Business Area for Flam & Russell.

      Moshe Pinkasy has served as the Managing Director of Engineering since January 1997. From February 1996 to December 1996, Mr. Pinkasy was Alchut's Manager of the Microwave Test and Measurement Business in Israel. From 1992 to 1996, Mr. Pinkasy served, in various capacities, as the Mechanical Engineering Department Manager for Alchut.

      Marcel Boumans has served as the Managing Director of the GmbH since March 1997. Since January 1, 2000, Mr. Boumans has been responsible for sales and customer support for Europe. From June 1995 to March 1997, Mr. Boumans was a Systems Design Engineer for Dornier Satelliten Systeme GmbH, the satellite systems subsidiary of Daimler-Benz Aerospace. From 1990 to 1995, Mr. Boumans was a Systems Design Engineer for Dornier GmbH, the communications and defense subsidiary of Daimler-Benz Aerospace.

      Gabriel Sanchez has served as President of AEMI since its establishment in March of 1980. Prior to that period, Mr. Sanchez worked for Plessy Microwave and Emerson and Cumming.

      Mark Bates was named the Company's Vice President of Software Development, U.S.A. in January 2000, and has served in several software development capacities since joining the company in 1995.

      William Campbell joined the Company as Vice President, Engineering and Program Management in December 2001. Mr. Campbell managed Optical Transponder development and production activities at JDS Uniphase Transmission Systems Division from 2000 to 2002. Prior to that Mr. Campbell served as Business Area Director of High Power Transmission Systems, and other various program management activities during his 13 years at the company.

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

                                                2002                      2001
                                                ----                      ----
YEAR ENDED DECEMBER 31,                  HIGH          LOW          HIGH          LOW
                                         -----         -----        -----        -----
     First Quarter                       $0.78         $0.45        $2.44        $1.13

     Second Quarter                      $1.06         $0.49        $2.04        $1.00

     Third Quarter                       $0.79         $0.39        $1.70        $0.68

     Fourth Quarter                      $0.48         $0.25        $1.10        $0.60

      On March 7, 2003, there were 33 holders of record of the Company's Common Stock. Based on information received by the Company from its stock transfer agent, the Company believes that there are approximately 2,000 beneficial owners of its Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data:
(amounts in thousands, except per share data)                                          Year Ended December 31,
                                                               --------------------------------------------------------------------

                                                                  2002          2001           2000           1999           1998
                                                               --------       --------       --------       --------       --------
Contract revenues                                              $ 13,053       $ 18,612       $ 16,862       $ 12,923       $ 11,913
Cost of revenues                                                  9,312         13,589         11,563         11,242         10,563
                                                               --------       --------       --------       --------       --------
Gross profit                                                      3,741          5,023          5,299          1,681          1,350
                                                               --------       --------       --------       --------       --------

General and administrative                                        2,764          3,197          2,523          2,512          2,747
Sales and marketing                                               2,324          2,093          2,471          2,073          1,870
Research and development                                          1,144          1,142            984            750            890
Other charges                                                        --             --             --             --          2,300
                                                               --------       --------       --------       --------       --------

Total operating expenses                                          6,232          6,432          5,978          5,335          7,807
                                                               --------       --------       --------       --------       --------

Operating loss                                                   (2,491)        (1,409)          (679)        (3,654)        (6,457)
Other income, net                                                    59             82            286            427            653
                                                               --------       --------       --------       --------       --------

Loss before income taxes                                         (2,432)        (1,327)          (393)        (3,227)        (5,804)
Income tax expense (benefit)                                        145            669            195            183         (1,673)
                                                               --------       --------       --------       --------       --------

Net loss before cumulative effect of
     change in accounting principle                              (2,577)        (1,996)          (588)        (3,410)        (4,131)

Cumulative effect of change in
     accounting principle                                          (301)            --             --             --             --
                                                               --------       --------       --------       --------       --------

Net loss                                                       $ (2,878)      $ (1,996)      $   (588)      $ (3,410)      $ (4,131)
                                                               ========       ========       ========       ========       ========

Basic and diluted loss per share before cumulative
  Effect of change in accounting principle                     $   (.43)      $   (.33)      $   (.10)      $   (.57)      $   (.68)
                                                               ========       ========       ========       ========       ========

Basic and diluted loss per share                               $   (.48)      $   (.33)      $   (.10)      $   (.57)      $   (.68)
                                                               ========       ========       ========       ========       ========

Consolidated Balance Sheet Data:
(amounts in thousands)                                                                       December 31,
                                                                                             ------------
                                                                  2002          2001           2000           1999           1998
                                                                  ----          ----           ----           ----           ----
Working capital                                                $  4,749       $  7,037       $  8,626       $  9,154       $ 12,964
Total assets                                                   $ 11,875       $ 14,126       $ 16,210       $ 17,768       $ 23,005
Stockholders' equity                                           $  6,483       $  9,361       $ 11,383       $ 11,937       $ 15,402

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

      Bad Debts. The Company maintains an allowance for estimated losses resulting from the non-payment of accounts receivable. If the estimate is not sufficient to cover actual losses, the Company is required to take additional charges to its earnings.

      Deferred Taxes. The Company recorded a deferred tax allowance as a result of the Company reporting negative operating income and due to uncertainty with regard to the Company's ability to generate sufficient taxable income in the future to realize the deferred tax asset.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

      Revenues. Revenues for the year ended December 31, 2002 were approximately $13.1 million compared to approximately $18.6 million for the year ended December 31, 2001, a decrease of approximately $5.5 million or 30%. Revenues from the wireless, defense, EMC, satellite and automotive markets decreased approximately $3.1 million, $1.6 million, $442,000, $292,000 and $342,000, respectively. Revenues from the higher education market increased approximately $234,000. Geographically, revenues from North America, Europe, and Asia decreased $2.9 million, $2.1 million and $446,000 respectively. The decrease in revenues related to the wireless, defense, and satellite industries was a result of significant completion of North American, Asian and European contracts in the year ended December 31, 2001, not repeated in the year ended December 31, 2002.

      Cost of revenues. Cost of revenues for the year ended December 31, 2002 were approximately $9.3 million compared to approximately $13.6 million for the year ended December 31, 2001. Gross margin percentage for the year ended December 31, 2002 increased to 28.7% from 27.0% for the year ended December 31, 2001. This increase is primarily due to the cost revaluations and one time inventory write-offs recorded in 2001.

      General and administrative expenses. General and administrative expenses for the year ended December 31, 2002 totaled approximately $2.8 million compared to approximately $3.2 million for the year ended December 31, 2001, a decrease of approximately $400,000 due primarily to the non recurrence of bad debt expense recorded during the year ended December 31, 2001. As a percentage of revenues, general and administrative expenses increased to 21.2 % for the year ended December 31, 2002 from 17.2% for the year ended December 31, 2001.

      Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2002 were $2.3 million compared to $2.1 million for the year ended December 31, 2001. The current year increase is a result of the Company's effort to increase awareness of its products in the marketplace. As a percentage of revenues, sales and marketing expenses increased to 17.8% for the year ended December 31, 2002, from 11.2% for the year ended December 31, 2001.

      Research and development expenses. Research and development expenses for the years ended December 31, 2002 and 2001 were $1.1 million. These costs represent the Company's continuing efforts in the development of its 959Spectrum software suite.

      Other income. Other income, net, for the year ended December 31, 2002 was approximately $59,000 compared to $82,000 for the year ended December 31, 2001, a decrease of approximately $23,000. This decrease is primarily a result of the reduction in the Company's cash balances available for investment and declining interest rates.

      Income taxes. Income tax expense for the year ended December 31, 2002 was $145,000 compared to $669,000 of income tax expense for the year ended December 31, 2001, a decrease in expense of $524,000. The decrease is primarily due to the increase in the Company's income tax valuation allowance recorded in 2001 against its deferred tax assets. The Company records income tax expense on profitable operations and income tax benefits on losses recorded by its foreign subsidiaries where applicable.

      Cumulative effect of a change in accounting principle. During the three months ended March 31, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is no longer amortized over its estimated useful life, but is subject to an annual fair value based assessment. This fair value assessment resulted in an impairment of $301,000 at January 1, 2002, which was accounted for as a cumulative effect of a change in accounting principle during the year ended December 31, 2002.

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

      Net cash used in operating activities during the year ended December 31, 2002 was $1.2 million , compared to $668,000 for the year ended December 31, 2001. The most significant use of cash in operating activities during the year ended December 31, 2002 came from the Company's $2.9 million net loss. The Company's most significant contributions to cash provided by operating activities resulted from reductions in the accounts receivable balances of approximately $919,000, and the increase in billings in excess of costs and recognized earnings on uncompleted contracts of $1.0 million.

      Net cash used in investing activities during the year ended December 31, 2002 for the purchase of property and equipment was $270,000. Net cash used in investing activities during the year ended December 31, 2001 was $761,000, related to purchases of property and equipment was $669,000 and for the capitalization of software development costs was $92,000.

      The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the year ended December 31, 2002, approximately 66% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

      The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business combinations" and "Goodwill and Other Intangibles." FASB 141 requires all business combinations initiated after July 1, 2001 to be accounted for using the purchase method. FASB 142 concluded that purchased goodwill would not be amortized but would be reviewed for impairment when certain events indicate that the goodwill of a reporting unit is impaired. The impairment test uses a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill is considered to be impaired. FASB 142 does not require that goodwill be tested for impairment upon adoption unless an indicator of impairment exists at that date. However, it requires that a benchmark assessment be performed for all existing reporting units within six months of the date of adoption. SFAS 142 applies not only to goodwill arising from acquisitions completed after the effective date, but also to goodwill previously recorded. The Company adopted FASB 142 in the first quarter of 2002 and determined there was an impairment of $301,000 which was reflected as a cumulative effect of a change in accounting principle on the statement of operations for the year ended December 31, 2002.

      In August 2001, the FASB issued SFAS No.143 "Accounting For Asset Retirement Obligations." This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, of adopting this standard.

      In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes both SFAS No. 121, , "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," related to the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The Company does not expect the adoption of SFAS No. 144 to have material impact on its financial position, results of operations or cash flows.

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

      DEPENDENCE ON ALCHUT; OPERATIONS IN ISRAEL. The Company maintains and will continue to maintain a number of relationships with Alchut, the major stockholder of the Company. Alchut is the Company's principal subcontractor for electro-mechanical production, primarily in connection with the production of positioners. In addition, Alchut provides general and administrative services for the Company's operations in Israel. Effective January 1, 2002, the Company and Alchut entered into an agreement under which Alchut will continue to provide these services for at least one year. Alchut maintains its production operations, and the Company maintains part of its engineering operations, in Israel. As a result, the Company may be directly influenced by the political, economic and military conditions affecting Israel.

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

      RISKS ASSOCIATED WITH INTERNATIONAL SALES. In 2002 and 2001, international sales comprised approximately 62% and 58% of the Company's total sales, and the Company expects its international business to continue to account for a material part of its revenues. International sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. The non discretionary three year denial policy for Munitions List items stemming from the U.S. Customs Plea agreement, further restricts future exports. This action was materially limited, when on March 5, 2000, the State Department notified the Company that it's Commodities Jurisdiction request submitted in 1998 was approved. The approval removes the vast majority of the Company's antenna measurement software products and systems from the US Munitions List. These products now fall under the jurisdiction of the Commerce Department and therefore would not be subject to the State department's non discretionary policy of denying license applications. Although the export process will become much more efficient under Commerce regulations effective March 1, 2000, there can be no assurance that the Company will be able to continue to compete successfully in international markets or that its international sales will be profitable. Approximately 85% of the Company's sales in 2002 were denominated in U.S. dollars. Accordingly, the Company believes that it does not have significant exposure to fluctuations in currency. However, fluctuations in currency could adversely affect the Company's customers.

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

      ISSUANCE OF PREFERRED STOCK AND COMMON STOCK; ANTI-TAKEOVER PROVISIONS. Pursuant to its Amended and Restated Certificate of Incorporation, the Company has an authorized class of 2,000,000 shares of Preferred Stock which may be issued by the Board of Directors with such terms and such rights, preferences and designations as the Board may determine and without any vote of the stockholders, unless otherwise required by law. Issuance of such Preferred Stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of the Company. Issuance of additional shares of Common Stock could result in dilution of the voting power of the Common Stock purchased in this offering. In addition, certain "anti-takeover" provisions of the Delaware General Corporation Law among other things, may restrict the ability of the stockholders to approve a merger or business combination or obtain control of the Company.

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

      On August 14, 2002, the Staff further advised the Company that in light of its compliance with the initial listing requirements for the Nasdaq SmallCap market related to stockholders' equity, the Company has been granted an additional 180 days' grace period to demonstrate compliance. This additional grace period expired on February 10, 2003.

      On November 5, 2002, the Company received an additional notice from the Staff notifying the Company that it was not in compliance with the minimum public float market value requirement due to the fact that market value of the Company's public float had fallen below $1 million for the previous 30 trading days. The market value of the Company's public float is the aggregate market value of all shares of Common Stock outstanding that are not held, directly or indirectly, by any officer or director of the Company or by any other person who is the beneficial owner of more than 10% of the total shares outstanding. The Staff advised the Company that it would be given until February 3, 2003 to comply with the minimum public float requirement in order to maintain its listing on The Nasdaq SmallCap Market.

      In December 2002, the Company's Board of Directors approved an amendment to the Company's Certificate of Incorporation for submission to the Company's stockholders to effect a 1-for-4 reverse stock split in order to effect an increase in the trading price per share of the Company's Common Stock. The proposed amendment was submitted for stockholder approval at a special meeting of the Company's stockholders on January 23, 2003. At the special meeting, stockholders representing a majority of the Company's issued and outstanding shares of Common Stock voted in favor of the proposed amendment and granted the Board of Directors the authority to effectuate the reverse stock split at the Board's discretion. In light of the Company's inability to meet the minimum public float market value requirement, the Board has elected not to proceed with the reverse stock split at this time.

      On February 4, 2003, the Company received a determination from the Staff indicating that the Company failed to comply with the minimum market value of public float requirement for continued listing and that the Company's shares of Common Stock would, therefore, be subject to delisting from The Nasdaq SmallCap Market. In response to the Staff's determination, the Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff determination and present its case for maintaining the Company's shares on The Nasdaq SmallCap Market. The hearing was held before the Panel on March 13, 2003, and the Company is currently awaiting the decision of the Panel.

The Company's Common Stock will continue trading on The Nasdaq SmallCap Market until the Panel has reached a decision.

      If the Panel does not grant the Company's request for continued listing, sales of shares of the Company's Common Stock will likely be conducted in the over-the-counter market, such as the OTC Bulletin Board, or potentially on regional exchanges. This may have a negative impact on the liquidity and price of the Common Stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, the Common Stock.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The reports of independent auditors and consolidated financial statements and schedule are set forth in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated by reference from the Company's 2003 Proxy Statement to be filed pursuant to General Instruction G(3) to the Form 10-K, except information concerning Certain Executive Officers and Key Employees which is set forth in
Item 4.1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

      Incorporated by reference from the Company's 2003 Proxy Statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated by reference from the Company's 2003 Proxy Statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference from the Company's 2003 Proxy Statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of filing date of this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this annual report was being prepared. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE AND REPORTS ON FORM 8-K

      (a)(1) Consolidated Financial Statements

                  Independent Auditors' Report

                  Report of Independent Auditors

                  Consolidated Balance Sheets at December 31, 2002 and 2001

                  Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001, and 2000

                  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

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

      (a)(3) Exhibits

                  The exhibits filed as part of this report are listed under exhibits as subsection (c)of this Item 15.

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

            10.1 Employment Agreement dated February 15, 1997 by and between the Company and Aryeh Trabelsi. (1)

            10.2 Employment Agreement dated January 1, 1997 by and between the Company and Moshe Pinkasy. (1)

            10.3  1997 Equity Incentive Plan. (1)

            10.4 Services Agreement dated January 1, 1997 by and among Orbit-Alchut Technologies, Ltd., Orbit F.R. Engineering, Ltd. and the Company. (1)

            10.5 ORBIT/FR Inc. non-debarment agreement dated February 15, 2000 (electronic filing only.) (4)

            10.6 Consulting agreement dated July 24, 2001 by and between the Company and Gurion Meltzer. (5)

            10.7 Employment agreement dated September 5, 2001 by and between the Company and Ze'ev Stein. (5)

            10.8 Employment agreement dated October 15, 2001_ by and between the Company and Israel Adan(5)

            10.9 Management Agreement dated January 1, 2003 by and between the Company and Ze'ev Stein Properties, LTD.

            21.1  Subsidiaries of the Registrant. (3)

            23.1  Consent of Independent Auditors.

            24.1  Power of Attorney (included on signature page).

            99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Israel Adan, President and Chief Executive Officer.

            99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Dave Lubbe, Chief Financial Officer.

            (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on April 11, 1997

            (2) Incorporated by reference to Amendment 1 of the Company's Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on May 19, 1997

            (3) Incorporated by reference to Amendment 2 of the Company's Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on June 5, 1997

            (4) Incorporate by reference to Company's Annual report on Form 10-K filed on March 30, 2001

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

                                                     ORBIT/FR, INC


Date: March 31, 2003                                 /s/ Ze'ev Stein
                                                     ---------------------------
                                                     Ze'ev Stein
                                                     Chairman of the Board

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

      Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 31st day of March 2003.

Name                               Title
----                               -----
/s/ Ze'ev Stein                    Chairman of the Board
---------------------
Ze'ev Stein

/s/ Israel Adan                    President and Chief Executive Officer
---------------------              (principal executive officer)
Israel Adan

/s/ Dave Lubbe                     Chief Financial Officer
---------------------              (principal accounting and financial officer)
Dave Lubbe

/s/ Uri Jenach                     Director
---------------------
Uri Jenach

/s/ Gurion Meltzer                 Director
---------------------
Gurion Meltzer

/s/ Doron Ginat                    Director
---------------------
Doron Ginat

/s/ Dan Goffer                     Director
---------------------
Dan Goffer

                             ACKNOWLEDGMENT BY AGENT

I, Ze'ev Stein, have read the above power of attorney and am the person identified as the attorney-in-fact and agent for the principals whose signatures appear above. I hereby acknowledge that in the absence of a specific provision to the contrary in the power of attorney or in the Pennsylvania Probate, Estates and Fiduciaries Code (20 Pa. C.S.) when I act as an attorney-in-fact and agent:

      I shall exercise the power for the benefit of the principals.

      I shall keep the assets of the principals separate from my assets.

      I shall exercise reasonable caution and prudence.

      I shall keep a full and accurate record of all actions, receipts and disbursements on behalf of the principals.

March 31, 2003


/s/ Ze'ev Stein
Ze'ev Stein
Attorney-in-fact

          CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT
                TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Israel Adan, Chief Executive Officer of ORBIT/FR, Inc., certify that:

      1.    I have reviewed this annual report on Form 10-K of ORBIT/FR, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003                                /s/ Israel Adan
                                                     Israel Adan
                                                     Chief Executive Officer

          CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT
                TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dave Lubbe, Chief Financial Officer of ORBIT/FR, Inc., certify that:

      1.    I have reviewed this annual report on Form 10-K of ORBIT/FR, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003                                /s/ Dave Lubbe
                                                    Dave Lubbe
                                                    Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors
Orbit/FR, Inc.

We have audited the consolidated balance sheet of Orbit/FR, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Orbit/FR Engineering, Ltd., a wholly owned subsidiary, which statements reflect total assets of $4,816,000 as of December 31, 2002, and total revenues of $6,648,000 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Orbit/FR Engineering, Ltd., is based solely on the report of the other auditors. The consolidated financial statements of Orbit/FR, Inc. and Subsidiaries as of December 31, 2001 and 2000, were audited by other auditors whose report dated March 14, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbit/FR, Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Hoberman, Miller, Goldstein & Lesser. CPA's, P.C

February 27, 2003
New York, NY

                        REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Orbit/FR, Inc.

We have audited the accompanying consolidated balance sheet of Orbit/FR, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orbit/FR, Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                       /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 14, 2002

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,      DECEMBER 31,
                                                                    2002               2001
                                                                 ------------      ------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                       $  3,030          $  4,413
   Accounts receivable, less allowance of $254 and $427
     in 2002 and 2001, respectively                                   4,160             5,079
   Inventory                                                          1,580             1,600
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                           683               477
   Deferred income taxes                                                386                64
   Other                                                                302               169
                                                                   --------          --------
Total current assets                                                 10,141            11,802

Property and equipment, net                                           1,166             1,329
Deferred income taxes                                                   135               217
Cost in excess of net assets acquired                                   381               682
Other                                                                    52                96
                                                                   --------          --------

Total assets                                                       $ 11,875          $ 14,126
                                                                   ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $  1,017          $    794
   Accounts payable--Parent                                             607               699
   Accrued expenses                                                   1,857             2,048
   Customer advances                                                    159               727
   Income taxes payable                                                  42                12
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                         1,426               417
   Deferred income taxes                                                284                68
                                                                   --------          --------
Total liabilities, all current                                        5,392             4,765

Stockholders' equity:
  Preferred stock: $.01 par value:
     Authorized shares--2,000,000
     Issued and outstanding shares--none                                 --                --
  Common stock: $.01 par value:
     Authorized shares--10,000,000
     Issued shares--6,084,473                                            61                61
  Additional paid-in capital                                         15,173            15,173
  Accumulated deficit                                                (8,508)           (5,630)
  Treasury stock--82,900 shares                                        (243)             (243)
                                                                   --------          --------
Total stockholders' equity                                            6,483             9,361
                                                                   --------          --------

Total liabilities and stockholders' equity                         $ 11,875          $ 14,126
                                                                   ========          ========

                             See accompanying notes.

                                 ORBIT/FR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------
                                                     2002             2001              2000
                                                     ----             ----              ----
Contract revenues                                 $   13,053       $   18,612       $   16,862
Cost of revenues                                       9,312           13,589           11,563
                                                  ----------       ----------       ----------
Gross profit                                           3,741            5,023            5,299
                                                  ----------       ----------       ----------

Operating expenses:
   General and administrative                          2,764            3,197            2,523
   Sales and marketing                                 2,324            2,093            2,471
   Research and development                            1,144            1,142              984
                                                  ----------       ----------       ----------
Total operating expenses                               6,232            6,432            5,978
                                                  ----------       ----------       ----------
Operating loss                                        (2,491)          (1,409)            (679)
Other income, net                                         59               82              286
                                                  ----------       ----------       ----------
Loss before income taxes                              (2,432)          (1,327)            (393)
Income tax expense                                       145              669              195
                                                  ----------       ----------       ----------
Net loss before cumulative effect of
   change in accounting principle                     (2,577)          (1,996)            (588)
Cumulative effect of change in
   accounting principle                                 (301)              --               --
                                                  ----------       ----------       ----------
Net loss                                          $   (2,878)      $   (1,996)      $     (588)
                                                  ==========       ==========       ==========
Basic and diluted loss per share before
     cumulative effect of change in
     in accounting principle                      $    (0.43)      $    (0.33)      $    (0.10)
   Cumulative effect of change in
     accounting principle                              (0.05)              --               --
                                                  ----------       ----------       ----------
Basic and diluted loss per share                  $    (0.48)      $    (0.33)      $    (0.10)
                                                  ==========       ==========       ==========
Weighted average number
  common shares - basic and diluted                6,001,573        6,008,311        6,017,145
                                                   =========        =========        =========

                             See accompanying notes.

                                 ORBIT/FR, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)


                                           Common Stock        Additional                  Treasury Stock            Total
                                         -----------------      Paid-in     Accumulated    ----------------      Stockholders'
                                         Shares     Amount      Capital        Deficit     Shares    Amount         Equity
                                         ------     ------     ----------   -----------    ------    ------      -------------
Balance, December 31, 1999                6,073       $61       $15,139       $(3,046)       62       $(217)       $ 11,937
  Exercise of stock options                  11        --            34            --                    --              34
  Net loss                                   --        --            --          (588)       --          --            (588)
                                          -----       ---       -------       -------        --       -----        --------
Balance, December 31, 2000                6,084        61        15,173        (3,634)       62        (217)         11,383
  Purchase of treasury shares                --        --            --            --        21         (26)            (26)
  Net loss                                   --        --            --        (1,996)       --          --          (1,996)
                                          -----       ---       -------       -------        --       -----        --------
Balance, December 31, 2001                6,084        61        15,173        (5,630)       83        (243)          9,361
  Net loss                                   --        --            --        (2,878)       --          --          (2,878)
                                          -----       ---       -------       -------        --       -----        --------
Balance, December 31, 2002                6,084       $61       $15,173       $(8,508)       83       $(243)       $  6,483
                                          =====       ===       =======       =======        ==       =====        ========

                             See accompanying notes.

                                 ORBIT/FR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                      ---------------------------------------------
                                                                                        2002              2001                2000
                                                                                        ----              ----                ----
Cash flows from operating activities:
Net loss                                                                              $(2,878)           $(1,996)           $  (588)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation                                                                           433                437                411
   Amortization                                                                            --                351                182
   Cumulative effect of change in accounting principle                                    301                 --                 --
   Deferred income tax provision                                                          (24)               369                (62)
   Changes in operating assets and liabilities:
       Accounts receivable                                                                919               (507)            (1,346)
       Inventory                                                                           20                376                 25
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                                           (206)               106                557
       Income tax refunds receivable                                                       --                 --                744
       Other                                                                             (133)               218                142
       Accounts payable and accrued expenses                                               31                344             (1,908)
       Accounts payable--Parent                                                           (91)               331                  4
     Income taxes payable                                                                  30                (36)                48
       Customer advances                                                                 (568)               223                504
       Billings in excess of costs and estimated earnings on
         uncompleted contracts                                                          1,009               (884)               371
                                                                                      -------            -------            -------

Net cash used in operating activities                                                  (1,157)              (668)              (916)
                                                                                      -------            -------            -------
Cash flows from investing activities:
   Purchase of property and equipment                                                    (270)              (669)              (421)
   Capitalization of software development costs                                            --                (92)              (182)
                                                                                      -------            -------            -------

Net cash used in investing activities                                                    (270)              (761)              (603)
                                                                                      -------            -------            -------

Cash flows from financing activities
   Proceeds from issuance of common stock                                                  --                 --                 34
   Purchase of treasury stock                                                              --                (26)                --
   Net repayments of  note receivable                                                      44                 --                 --
                                                                                      -------            -------            -------

Net cash provided by (used in) financing activities                                        44                (26)                34
                                                                                      -------            -------            -------

Net decrease in cash and cash equivalents                                              (1,383)            (1,455)            (1,485)

Cash and cash equivalents at beginning of year                                          4,413              5,868              7,353
                                                                                      -------            -------            -------

Cash and cash equivalents at end of year                                              $ 3,030            $ 4,413            $ 5,868
                                                                                      =======            =======            =======

Supplemental disclosures of cash flow information:

Net cash paid (received) during the year for income taxes                             $    84            $   103            $  (596)
                                                                                      =======            =======            =======

Sale of net assets in exchange for note receivable                                    $    --            $    --            $   169
                                                                                      =======            =======            =======

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

Software Development Costs

      Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Capitalization ceases when the product is available for general release to customers and amortization over a three year period will commence. During the years ended December 31, 2001 and 2000 the Company capitalized $92 and $182 of software development costs in connection with the development of its 959+ Nearfield software package. During the fourth quarter of 2001, the Company determined that the software is not saleable without substantial modification and upgrade to the existing program. As such, the Company determined that the net realizable value of the software in its current form as of December 31, 2001 was zero and wrote-off the remaining unamortized balance.

Cost in Excess of Net Assets Acquired

      Cost in excess of net assets acquired represents the excess of costs over the fair value of the net assets of businesses acquired in connection with the Company's acquisition of Advanced Electromagnetics, Inc. (AEMI) in 1997. Through December 31, 2001, such amounts were amortized on a straight-line basis over twenty years. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued in July 2001 and became effective for the Company on January 1, 2002. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for upon their acquisition and afterwards. The primary impact of SFAS No. 142 on the Company is that beginning in 2002, existing goodwill ("cost in excess of net assets acquired") is no longer amortized. Instead of amortization, goodwill is subject to an assessment for impairment on a reporting unit basis by applying a fair-value-based test annually, and more frequently if circumstances indicate a possible impairment. If a reporting unit's net book value is more than its fair value and the reporting unit's net book value of its goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess goodwill over the book value.

      Based upon the December 31, 2001 cost in excess of net assets acquired balance, the Company reported lower amortization of $43 for the year ended December 31, 2002 compared to 2001, representing $0.01 per share. The Company tested the goodwill of AEMI for impairment during the first quarter of 2002 using the present value of future cash flows valuation method. This process resulted in an impairment of $301 which is accounted for as a cumulative effect of change in accounting principle during the year ended December 31, 2002.

      The Company further tested the goodwill of AEMI for impairment at December 31, 2002 using the present value of future cash flow valuation method and found that no additional adjustment for the value of goodwill was necessary.

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

Research and Development

      Internally funded research and development costs are charged to operations as incurred. Included in cost of revenues is customer-funded research and development costs of approximately $90, $135, and $212 for the years ended December 31, 2002, 2001, and 2000, respectively.

Concentrations of Credit Risk and Significant Customers

      Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of accounts receivable. To reduce credit risk relating to the Company's sales in the U.S. and overseas, the Company performs ongoing credit evaluations of its commercial customers' financial condition, but generally does not require collateral for government and domestic commercial customers. For certain foreign commercial customers, the Company generally requires irrevocable letters of credit in the amount of the total contract. At December 31, 2002, there were no irrevocable letters of credit posted for the Company's foreign customers. For the year ended December 31, 2002, one customer accounted for 11% of the Company's revenues, while two customers accounted for 22% of the Company's revenues for the year ended December 31, 2001.

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

Foreign Currency Translation

      The Company's functional currency for operations in Israel is the U.S. dollar. The Company's functional currency for operations of its German subsidiary is the local currency. Translation adjustments for this subsidiary were not significant during 2002, 2001, and 2000. Foreign currency transaction gains and losses, are recognized currently in the consolidated statements of operations and are not material to operations.

      For the years ended December 31, 2002, and 2001, approximately 15% and 34%, respectively, of the Company's revenue was billed in currencies other than the U.S. dollar. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been U.S. dollar denominated transactions.

Loss Per Share

      Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options is not included in 2002, 2001, and 2000 as inclusion of such options is antidilutive.

Stock-Based Compensation

      The Company follows APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and the related interpretations in accounting for its stock-based compensation plans. Note 13 includes the required disclosures and pro forma information provided under FASB Statement No. 123 Accounting for Stock-Based Compensation ("SFAS 123"). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying common stock at the date of grant, no compensation expense is recognized.

Fair Value of Financial Instruments

      Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities.

Impact of Recent Accounting Pronouncements

      In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business combinations" and "Goodwill and Other Intangibles." FASB 141 requires all business combinations initiated after July 1, 2001 to be accounted for using the purchase method. FASB 142 concluded that purchased goodwill would not be amortized but would be reviewed for impairment when certain events indicate that the goodwill of a reporting unit is impaired. The impairment test uses a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill is considered to be impaired. FASB 142 does not require that goodwill be tested for impairment upon adoption unless an indicator of impairment exists at that date. However, it

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

requires that a benchmark assessment be performed for all existing reporting units within six months of the date of adoption. SFAS 142 applies not only to goodwill arising from acquisitions completed after the effective date, but also to goodwill previously recorded. The Company adopted FASB 142 in the first quarter of 2002 and determined there was an impairment of $301,000 which was reflected as a cumulative effect of a change in accounting principle on the statement of operations for the year ended December 31, 2002.

      In August 2001, the FASB issued SFAS No.143 "Accounting For Asset Retirement Obligations." This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, of adopting this standard.

      In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes both SFAS No. 121 , "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," related to the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The Company does not expect the adoption of SFAS No. 144 to have material impact on its financial position, results of operations or cash flows.

2. INVENTORY

      Inventory consists of the following:

                                                         DECEMBER 31,
                                                     2002            2001
                                                    ------          ------
      Work-in-process                               $  973          $  763
      Parts and components                             607             837
                                                    ------          ------
                                                    $1,580          $1,600
                                                    ======          ======

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                                 DECEMBER 31,
                                                             2002          2001
                                                            ------        ------
      Lab and computer equipment                            $1,972        $1,856
      Office equipment                                       1,158         1,042
      Transportation equipment                                 336           314
      Furniture and fixtures                                    44            45
      Leasehold improvements                                   320           317
                                                            ------        ------
                                                             3,830         3,574
      Less accumulated depreciation                          2,664         2,245
                                                            ------        ------

      Property and equipment, net                           $1,166        $1,329
                                                            ======        ======

4. ACCRUED EXPENSES

      Accrued expenses consists of the following:

                                                                 DECEMBER 31,
                                                             2002          2001
                                                            ------        ------
      Accrued contract costs                                $  381        $  537
      Accrued compensation                                     758           740
      Accrued commissions                                       99           116
      Accrued royalties                                        114           119
      Accrued warranty                                         293           281
      Other accruals                                           212           255
                                                            ------        ------

                                                            $1,857        $2,048
                                                            ======        ======

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. RELATED PARTY TRANSACTIONS

      Engineering and the Parent have an agreement, whereby Engineering purchases from the Parent electrical and mechanical production services. In addition, the Parent provides other administrative services, including but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support. Engineering pays the Parent for these services based upon a rate of cost of production services plus 21%. Engineering is leasing office space from the Parent on an annual basis, for a rental of $61 per year. These agreements are to be evaluated on an annual basis, and are intended to be at market value.

      The Company paid $202, $302 and $242 in 2002, 2001 and 2000, respectively, to the Parent for administrative services.

      Included in cost of revenues for the years ended December 31, 2002, 2001, and 2000 are approximately $1,021, $1,359, and $1,117, respectively, relating to the production services provided by the Parent.

6. COMMITMENTS AND CONTINGENCIES

      The Company leases its operating facilities and certain equipment under noncancelable operating lease agreements which expire in various years through 2012. Rent expense for the years ended December 31, 2002, 2001, and 2000 was approximately $550, $537, and $546, respectively. Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows at December 31, 2003: $488 in 2004; $288 in 2005; $277 in 2006; $274
in 2007; $259, and $651 thereafter.

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

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. SEGMENT AND GEOGRAPHIC INFORMATION

      The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the years ended December 31, 2002, 2001, and 2000:

2002                                                North America         Europe           Asia              Total
----                                                -------------         ------           ----              -----
      Sales to unaffiliated customers                   $ 4,910           $2,552          $5,591            $13,053
      Cost of Sales to unaffiliated customers             3,271            2,122           3,919              9,312
                                                        -------           ------          ------            -------
      Gross profit unaffiliated customers               $ 1,639           $  430          $1,672            $ 3,741
                                                        =======           ======          ======            =======

      Net property and equipment                        $   381           $  785          $   --            $ 1,166
                                                        =======           ======          ======            =======

      Total assets                                      $ 6,166           $5,709          $   --            $11,875
                                                        =======           ======          ======            =======

2001                                                North America         Europe           Asia              Total
----                                                -------------         ------           ----              -----
      Sales to unaffiliated customers                   $ 7,831           $4,745          $6,036            $18,612
      Cost of Sales to unaffiliated customers             6,396            3,649           3,544             13,589
                                                        -------           ------          ------            -------
      Gross profit unaffiliated customers               $ 1,435           $1,096          $2,492            $ 5,023
                                                        =======           ======          ======            =======

      Net property and equipment                        $   565           $  764          $   --            $ 1,329
                                                        =======           ======          ======            =======

      Total assets                                      $ 8,311           $5,815          $   --            $14,126
                                                        =======           ======          ======            =======

2000                                                North America         Europe           Asia              Total
----                                                -------------         ------           ----              -----
      Sales to unaffiliated customers                   $ 8,040           $3,041           $5,781           $16,862
      Cost of Sales to unaffiliated customers             5,088            2,659            3,816            11,563
                                                        -------           ------           ------           -------
      Gross profit unaffiliated customers               $ 2,952           $  382           $1,965           $ 5,299
                                                        =======           ======          ======            =======

      Net property and equipment                        $   488           $  609           $   --           $ 1,097
                                                        =======           ======          ======            =======
      Total assets                                      $11,088           $5,122           $   --           $16,210
                                                        =======           ======          ======            =======

      In table above "North America" includes all domestic operations, and "Europe" includes subsidiaries in Germany and Israel.

8. INCOME TAXES

      Pretax loss for the years ended December 31 was taxed in the following jurisdictions:

                                                  2002         2001        2000
                                                --------     --------    --------
Domestic                                        $(1,644)     $(1,679)     $(947)
Foreign                                            (788)         352        554
                                                --------     --------    --------
                                                $(2,432)     $(1,327)     $(393)
                                                ========     ========    ========

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. INCOME TAXES (CONTINUED)

      The tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities consist of the following:

                                                                DECEMBER 31,
                                                          ---------------------
                                                            2002          2001
                                                          -------       -------
Deferred tax assets:
     Net operating loss and credit carryforwards          $ 2,379       $ 2,176
     Long-term contracts                                       12           102
     Accrued compensation                                      43            50
     Foreign and reserves                                     986            --
     Goodwill                                                  93           569
                                                          -------       -------
Total deferred tax assets                                   3,513         2,897
                                                            =====         =====

Deferred tax liabilities:
     Prepaid                                                   --            (2)
     Purchase accounting basis differences                   (124)         (124)
                                                          -------       -------
Total deferred tax liabilities                               (124)         (126)
                                                          -------       -------
Net deferred tax asset                                      3,389         2,771
Valuation allowance                                        (3,152)       (2,558)
                                                          -------       -------
Net deferred tax asset                                    $   237       $   213
                                                          =======       =======

      As of December 31, 2002, the Company has net operating loss carryforwards of approximately $6,517 for federal income tax purposes which begin to expire in 2022. The Company also has a German net operating loss carryforward of approximately $2,158 which will be available indefinitely.

      As of December 31, 2002, the Company has net operating loss carryforwards of approximately $283 and tax credits of approximately $114, which the Company acquired in its acquisition of Flam & Russell, Inc. The tax benefit of these losses and credits may be limited both in time and amount due to limitations imposed by Section 382 of the Internal Revenue Code. These net operating loss and credit carryforwards expire during various dates through 2009.

      The Company increased its valuation allowance on its deferred tax asset during 2002 as a result of the Company reporting negative operating income, and due to the uncertainty with regard to the Company's ability to generate sufficient taxable income in the future to realize the entire deferred tax asset. A valuation allowance has also been recorded due to the uncertainty with respect to the ultimate realization of the deferred tax asset recorded in connection with the Company's German subsidiary.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. INCOME TAXES (continued)

The components of income tax expense (benefit) are as follows:

                                                     YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                               2002         2001          2000
                                              -----         -----         -----
Current:
       Federal                                $  31         $  --         $  --
       State                                     --            --            --
       Foreign                                  131           300           257
                                              -----         -----         -----
                                                162           300           257
Deferred:
       Federal                                    4           317            --
       State                                     --            18            --
       Foreign                                  (21)           34           (62)
                                              -----         -----         -----
                                                (17)          369           (62)
                                              -----         -----         -----
Total income tax expense                      $ 145         $ 669         $ 195
                                              =====         =====         =====

      A reconciliation of income tax expense at the U.S. Federal statutory tax rate and the actual income tax expense is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                               2002         2001           2000
                                              -----        -------        -----
Statutory U.S. Federal rate                   $(827)       $  (451)       $(132)
State taxes, net                                 --              1            3
Book/tax differences                            293             33           20
Increase in valuation allowance                 594          1,061          299
Foreign rate difference                          90             73            5
Other, net                                       (5)           (48)          --
                                              -----        -------        -----

                                              $ 145        $   669        $ 195
                                              =====        =======        =====

9. RESEARCH AND DEVELOPMENT

      Prior to 1994, the Company received research and development funding from the Binational Industrial Research and Development Foundation ("BIRD") and the Chief Scientist of the Ministry of Industry and Trade ("Chief Scientist"). Under terms of the BIRD grants, the Company is obligated to repay 100% to 150% of the funding received at rates ranging from 2 1/2% to 5% of the annual sales of the product developed under the grants. For the years ended December 31, 2001, and 2000 royalties under this program were approximately $7, and $9, respectively. At December 31, 2002 and 2001 the Company had outstanding contingent obligations to BIRD of $46. Under the terms of the Chief Scientist grant, the Company is obligated to pay royalties at a rate of 2% of revenues generated from the sale of certain products up to the amount of the grant. For the years ended December 31, 2002, 2001, and 2000, royalties under this program were approximately $59, $57 and $81, respectively. At December 31, 2002, and 2001, the Company had an outstanding contingent obligations to the Chief Scientist of $631 and $690 respectively. Such contingent obligations are payable in future periods based upon annual sales of products developed under the grants.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. RETIREMENT PLANS

      The Company has retirement plans which cover substantially all employees who have attained the age of 21 and have completed 3 months of service. Eligible employees make voluntary contributions to the plans up to specified percentages of their annual compensation as defined in the plans. Under the plans, the Company makes discretionary matching contributions determinable each plan year and additional contributions based on annual eligible compensation for each participant. The plans are funded on a current basis. For the years ended December 31, 2002, 2001 and 2000, the Company's contributions to the plans were $79, $67 and $98, respectively.

11. LONG-TERM CONTRACTS

      Long-term contracts in process accounted for using the percentage-of-completion method are as follows:

                                                               DECEMBER 31,
                                                             2002         2001
                                                           -------        -----
Accumulated expenditures on uncompleted contracts          $  9,796      $12,687
Estimated earnings thereon                                     (136)       1,087
                                                           --------      -------
                                                              9,660       13,774
Less: applicable progress billings                           10,403       13,714
                                                           --------      -------
   Total                                                   $   (743)     $    60
                                                           ========      =======

The long-term contracts are shown in the accompanying balance sheets as follows:

                                                               DECEMBER 31,
                                                             2002         2001
                                                           -------        -----
Costs and estimated earnings on uncompleted
  contracts in excess of billings                          $   683        $ 477
Billings on uncompleted contracts in excess of
  costs and estimated earnings                              (1,426)        (417)
                                                           -------        -----
                                                           $  (743)       $  60
                                                           =======        =====

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

      Detail information concerning the Incentive Plan is as follows at December 31:

                                                  2002                       2001                    2000
                                           --------------------     ----------------------    --------------------
                                                       Weighted                   Weighted                Weighted
                                                        Average                   Average                 Average
                                                       Exercise                   Exercise                Exercise
                                           Options       Price      Options        Price      Options      Price
                                           -------     --------     -------       --------    -------     ---------
Options Authorized                         800,000                  800,000                   800,000
                                           =======                  =======                   =======

Outstanding, beginning of year             613,850       $3.33      600,500        $3.40      715,200      $3.00
Options granted                            171,000        3.00      122,500         3.00      168,000       4.80
Options exercised                               --          --           --           --      (11,500)      3.00
Options forfeited                          (41,000)       3.16     (109,150)        3.33     (271,200)      3.03
                                           -------       -----      -------        -----      -------      -----
Options outstanding, end of year           743,850       $3.25      613,850        $3.33      600,500      $3.40
                                           -------       -----      -------        -----      -------      -----

Options exercisable, end of year           393,375       $3.30      275,000        $3.27      188,500      $3.46
                                           =======       =====      =======        =====      =======      =====

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. STOCK OPTION PLAN (CONTINUED)

                                                      2002       2001          2000
                                                      ----       ----          ----
Weighted average remaining
  contractual life (years)                             7.04      7.03           7.35
                                                      =====     =====          =====
Weighted average fair
  value of options granted
  at market value                                     $0.46     $1.28          $5.45
                                                      =====     =====          =====
Weighted average fair
  value of options granted
  above market value                                  $  --     $  --          $1.92
                                                      =====     =====          =====
Range of exercise prices per share,
  options outstanding                                 $3.00     $3.00     $3.00 - $6.63
                                                      =====     =====     =============

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

      Pro-forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for stock options under the fair value method of SFAS 123. The fair value for the Company's stock options granted is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000; risk-free interest rate of 5.5%; no expected dividend payments; volatility factor of the expected price of the Company's common stock, based on historical volatility, of 101.0%, 108.1% and 115.8%; and a weighted-average expected life of the option of 7 years.

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

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. STOCK OPTION PLAN (CONTINUED)

      For purposes of pro-forma disclosure under FASB 123, the estimated fair value of the Company's options is amortized over the options vesting period. The impact of the repricing has been considered in the pro-forma information. The Company's pro-forma information is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2002         2001        2000
                                                     -------      -------      ------
      Net loss as reported under APB 25              $(2,878)     $(1,996)     $ (588)

      Stock option expense per FASB 123                  (73)        (124)       (299)
                                                     -------      -------      ------
      Pro-forma net loss                             $(2,951)     $(2,120)     $ (887)
                                                     =======      =======      ======

      Pro-forma basic and diluted loss per share     $ (0.49)     $ (0.35)     $(0.15)
                                                     =======      =======      ======

14. STOCKHOLDERS' EQUITY

Common Stock

      The holders of shares of Common Stock are entitled to one vote for each share on record on any matters to be voted on by the stockholders. The holders of Common Stock are entitled to receive dividends if declared by the Board of Directors and to share ratably in the assets of the Company legally available for distribution to its stockholders in the event of liquidation, dissolution or winding-up of the Company. Holders of Common Stock have no preemptive, subscription, redemption or conversion rights.

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

Treasury Stock

      On June 24, 1998, the Company's Board approved the repurchase of up to 300,000 shares of its stock. The Company repurchased 82,900 shares for $243 as of December 31, 2002. The treasury shares have been recorded at cost.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data is as follows:

                                                                     Quarter Ended
                                                  ----------------------------------------------------
                                                  March 31        June 30       Sept. 30       Dec. 31
                                                    2002            2002           2002          2002
                                                    ----            ----           ----          ----
Contract revenues                                  $ 3,833        $ 2,972        $ 2,521        $ 3,727
Gross profit                                           998            861            681          1,201
Net loss                                              (847)          (692)          (737)          (602)
Loss per share - basic and diluted                    (.14)          (.12)          (.12)          (.10)

                                                                     Quarter Ended
                                                  ----------------------------------------------------
                                                  March 31        June 30        Sept. 30       Dec. 31
                                                    2001            2001           2001           2001
                                                    ----            ----           ----           ----
Contract revenues                                  $ 4,903        $ 4,820        $ 4,640        $ 4,249
Gross profit                                         1,421          1,609            854          1,139
Net loss                                                 8            (17)        (1,131)          (856)
Loss per share - basic and diluted                    (.00)          (.00)          (.19)          (.14)

Schedule II - Valuation and Qualifying Accounts
ORBIT/FR, Inc. and Subsidiaries
December 31, 2002

                                                     Balance at         Charged to                       Balance at
                                                      Beginning          Costs and                         End of
                                                      of period          Expenses       Deductions         period
                                                      ---------          --------       ----------         ------
Year ended December 31, 2002

   Allowance for doubtful accounts                    $427,473            $149,455       $322,881          $254,047

Year ended December 31, 2001

   Allowance for doubtful accounts                    $184,473            $345,000       $102,000          $427,473

Year ended December 31, 2000

   Allowance for doubtful accounts                    $244,409             $50,064       $110,000          $184,473