Form 10-K/A
period 2002-12-31
ORBIT FR INC
filed 2003-04-30
CIK 1037115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X] .

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

         Yes [ ]     No [X]

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

         As of April 30, 2003, [6,084,473] shares of Common Stock were outstanding.

                                EXPLANATORY NOTE:

         In accordance with instruction G(3) to Form 10K, ORBIT/FR, Inc. (the "Company" ) is amending its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003 to provide information required to be disclosed in Items 10, 11, 12 and 13 of Part III of Form 10-K.

                                TABLE OF CONTENTS

                                    PART III

                                                                                PAGE
                                                                                ----
Item 10. Directors and Executive Officers of the Registrant                       4

Item 11. Executive Compensation                                                   7

Item 12. Security Ownership of Certain Beneficial Owners and Management          11

Item 13. Certain Relationships and Related Transactions                          15

Signatures                                                                       16

                                    PART III

ITEM 10. DIRECTORS

         The following table sets forth the name, age and principal occupation of each director.

                                      DIRECTOR
    NAME           AGE                 SINCE                          PRINCIPAL OCCUPATION
    ----           ---                 -----                          --------------------
Ze'ev Stein        50                  1996            Chairman of the Board of Directors of the Company
Uri Jenach         50                  1999            General Manager of SophistiPak Ltd., Netanya, Israel
Doron Ginat        35                  2001            General Manager of Netivey Gemel Ltd., Israel
Gurion Meltzer     73                  2002            Vice Chairman of the Board of Directors of the Company
Dan Goffer         52                  2002            Managing partner of Goffer, Guilman & Co., CPAs

         Ze'ev Stein has served as a director of the Company and its predecessor since March 1996 and began serving as Chairman of the Board of Directors in October 1998. Since July 1994, Mr. Stein has served as a Director of Alchut and since September 1996, Mr. Stein has also served as the Vice-President of Operations of Alchut. From 1991 to 1996, Mr. Stein was the General Manager of Stein Special Art, Ltd., located in Ra'anana, Israel.

         Uri Jenach was named a director in November 1999, and has served as the General Manager of SophistiPak LTD, an engineering and packaging consulting company since 1993. Mr. Jenach has served as a Director of ORBIT/FR, Engineering, Ltd., a subsidiary of the Company since 1996. Mr. Jenach also serves as a Director of Orbit Avionics, Ltd.

         Doron Ginat has served as the General Manager of Netivey Gemel Ltd. since December 2000. From 1997 to December 2000 Mr. Ginat was the General Manager of the Pension & Insurance Fund of the Construction Workers. Prior to 1997 Mr. Ginat was an Economic Advisor of the General Manager of the Israeli Ministry of Infrastructure, along with serving in the Israeli Military.

         Gurion Meltzer has served as the Vice Chairman of the Board of directors since July of 2001. In addition, he currently sits on the boards of directors of Orbit Advanced Technologies, LTD., the Company's parent company, along with Clal Industries, Neviot, and Zur Sha Mir. Mr. Meltzer was Chairman of the Board of Bezek from 1995 to 1997.

         Dan Goffer is the managing partner of Goffer, Guilman & Co., CPAs of Tel Aviv, Israel. Mr. Goffer specializes in analytical auditing and computer consulting implementations.

BOARD OF DIRECTORS

         The Board of Directors met seven times during the last fiscal year. There were no directors who, during the last full fiscal year, attended in person or by phone fewer than 75% of the meetings of the Board of Directors.

         The Company's Amended and Restated Certificate of Incorporation provides that the Board of Directors shall consist of not less than three nor more than thirteen members, the exact number to be fixed and determined from time to time by the Board. The Company's whole Board of Directors consists of five (5) directors.

COMMITTEES OF THE BOARD

         The Board of Directors has maintained a Compensation Committee and an Audit Committee since 1997, and an Executive Committee since June 6, 2002. The current members of the Executive Committee, Compensation Committee and Audit Committee were appointed by the Company's Board of Directors in June 2002.

         The Compensation Committee of the Board of Directors, subject to the approval of the Board of Directors, determines the compensation of the Company's executive officers and oversees the administration of executive compensation programs. The Compensation Committee did not meet during 2002. Mr. Ginat, Mr. Jenach and Mr. Goffer were independent, nonemployee directors.

         The Audit Committee recommends outside accountants, reviews the results and scope of the annual audit, the services provided by the Company's independent auditors and the recommendations of the auditors with respect to the Company's accounting systems and controls. During 2002, the Audit Committee met four times and was composed of Mr. Ginat, Mr. Jenach and Mr. Goffer, all of whom are independent, nonemployee directors. Representatives of the Company's independent auditing firm, Hoberman, Miller, Goldstein, and Lesser, P.C., "Hoberman, Miller," met with the Audit Committee at the end of each quarter and reviewed and discussed their examinations of the Company's financial statements for the year ended December 31, 2002. No members of the Audit Committee, attended in person or by phone, fewer than 75% of the meetings of the Audit Committee.

         The Executive Committee has, and may exercise, all the powers and authority of the Board of Directors in the Management of the business and affairs of the Corporation to the fullest extent permitted by Delaware General Corporation Law. The Executive Committee did not meet during 2002. Mr. Meltzer and Mr. Jenach are independent, nonemployee directors.

COMPENSATION OF DIRECTORS

         Directors not receiving compensation as an officer or employee of the Company receive $[5,000] per year plus stock options upon being named a director. In May 2001 the Board approved a compensation program whereby Directors are entitled to receive up to $500 per meeting. All Director's options will vest in five cumulative annual increments commencing 12 months after the date of grant. Mr. Ginat, Mr. Jenach and Mr. Goffer earned fees totaling $9,250, $14,500 and $5,083, respectively, for serving on the Company's Board of Directors.

COMPENSATION PHILOSOPHY AND POLICY

         Our compensation program generally is designed to motivate and reward our executive officers and other personnel responsible for attaining financial objectives that will contribute to the overall goal of enhancing stockholder value. In administering the program, the Compensation Committee assesses the performance of our business and our employees relative to those objectives. Our compensation program generally provides incentives to achieve annual and longer term objectives. The principal elements of the compensation plan include base salary, cash bonus awards and stock awards in the form of grants of stock options. These elements generally are blended in order to provide compensation packages which provide competitive pay, reward the achievement of financial objectives and align the interests of our executive officers and other high level personnel with those of our stockholders.

         Base Salary. In setting base salaries for officers and employees, we consider the experience of the individual, the scope and complexity of the position, our size and growth rate, profitability, and the compensation paid by our competitors.

         Bonuses. An incentive plan for all executives was established by the Compensation Committee of the Board of Directors for the year 2001. It is meant to incent executives for attaining predetermined profit levels for both individual business units and for the Company overall. The plan is calculated annually after year end results are audited and executives must be employed by the Company on December 31st.

         Stock Awards. To promote our long-term objectives, stock awards are made to directors, officers and employees who are in a position to make a significant contribution to our long-term success. The stock awards are made to directors, employees and consultants pursuant to our 1997 Stock Option Plan, in the form of qualified and nonqualified stock options.

         The Compensation Committee has discretion to determine which employees and consultants will be granted stock options, the number of shares to be optioned and the terms and conditions of such options. The full Board of Directors conducts the administration of the option plan with respect to options granted to directors or to officers subject to section 16 of the Exchange Act. The compensation committee, or the Board of Directors, as applicable, also has discretion to make adjustments to options in the event of a change in control or other corporate event including, without limitation, the discretion to accelerate the vesting of options or waive our repurchase right. Options currently outstanding generally vest over a five year period.

         In selecting recipients and the size of grants, the Compensation Committee considers various factors such as the potential of the recipient, the salary of the recipient and competitive factors affecting our ability to attract and retain employees, prior grants, a comparison of awards made to officers in comparable positions at similar companies and the performance of our business.

         During 2002, Mr. Stein was paid a base salary of $180,000.

         During 2002, Mr. Adan, and Mr. Lubbe were granted options to purchase 60,000, and 13,000 shares of our common stock, respectively. No other option awards were made to other named executive officers during 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 2002, the Company had a Compensation Committee comprised of Mr. Ginat, Mr. Jenach and Mr. Goffer, previously described under "Committees of the Board." Mr. Ginat, Mr. Jenach and Mr. Goffer were independent, non employee directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than ten percent (10%) of the Company's Common Stock to file initial reports of ownership and reports of change of ownership with the SEC. The reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to it, the Company believes that, during the year ended December 31, 2001, the executive officers and directors and persons who own more than ten percent (10%) of the Company's Common Stock then subject to Section 16(a) complied with all Section 16(a) filing requirements.

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY

         Information concerning Certain Executive Officers and Key Employees is set forth in Item 4.1 of the Annual Report on Form 10-K filed on March 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

         The following Summary Compensation Table summarizes the compensation of the Chief Executive Officer and the other Named Executive Officers of the Company for fiscal years 2002, 2001 and 2000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                        Long Term
                                                                       Compensation
                                                                       ------------
                                                                        Securities     All other
    Name and Principal                    Annual Compensation           Underlying      Compen-
         Position                    Year      Salary        Bonus      Options(#)      sation
         --------                    ----      ------        -----      ----------      ------
Ze'ev Stein                          2002     $187,000           --           --       $  7,504 (1)
Chairman of the Board                2001      180,000           --           --         10,456 (2)
                                     2000      180,000           --           --         18,456 (3)

Israel Adan                          2002      160,010           --       60,000          4,381 (4)
President, Chief Executive           2001       30,771     $  6,667           --            117 (5)
Officer

Mark Bates                           2002      101,192        3,000           --          4,085 (6)
Vice President - Software            2001      101,169           --        5,000          4,502 (7)
U.S.A                                2000      100,874           --       11,000          4,034 (8)

Dave Lubbe                           2002      107,699           --       13,000          4,812 (9)
Chief Financial Officer              2001       99,775        2,726        5,000          3,216 (10)
                                     2000       80,740           --       15,000          2,617 (11)

Gabriel Sanchez                      2002      123,698           --           --        4,609 (12)
General Manager, Advanced            2001      120,000           --        2,800          456 (13)
ElectroMagnetics, Inc.               2000      120,000           --           --          456 (13)

(1) Represents premiums of $504 paid by the Company for group term life insurance, and a contribution by the Company of $7,000 under the retirement plan of ORBIT/FR Engineering, Ltd retirement plan.

(2) Represents premiums of $456 paid by the Company for group term life insurance, and a contribution by the Company of $10,000 under the retirement plan of ORBIT/FR Engineering, Ltd retirement plan.

(3) Represents premiums of $456 paid by the Company for group term life insurance, and a contribution by the Company of $18,000 under the retirement plan of ORBIT/FR Engineering, Ltd retirement plan.

(4) Represents premiums of $504 paid by the Company for group term life insurance, and a matching contribution by the Company of $3,877 under the Company's 401(k) savings plan.

(5) Represents premiums of $117 paid by the Company for group term life insurance.

(6) Represents premiums of $504 paid by the Company for group term life insurance, and a matching contribution by the Company of $3,581, the Company's 401(k) savings plan.

(7) Represents premiums of $456 paid by the Company for group term life insurance, and a matching contribution by the Company of $4,046 under our 401(k) savings plan.

(8) Represents premiums of $456 paid by the Company for group term life insurance, and a matching contribution by the Company of $3,578 under our 401(k) savings plan.

(9) Represents premiums of $504 paid by the Company for group term life insurance, and a matching contribution by the Company of $4,308 under our 401(k) savings plan.

(10) Represents premiums of $456 paid by the Company for group term life insurance, and a matching contribution by the Company of $2,760 under our 401(k) savings plan.

(11) Represents premiums of $456 paid by the Company for group term life insurance, and a matching contribution by the Company of $2,158 under our 401(k) savings plan.

(12) Represents premiums of $504 paid by the Company for group term life insurance, and a matching contribution by the Company of $4,105 under our 401(k) savings plan.

(13) Represents premiums of $456 paid by the Company for group term life insurance.

STOCK OPTION GRANTS

Pursuant to the Incentive Plan, stock options for 73,000 shares of Common Stock were granted to the Named Executive Officers of the Company. The table below shows option grants in 2002 to the Named Executive Officers of the Company.

                                                                                       Potential Realized Value
                                                                                           At Assumed Annual
                                                                                         Rates of Stock Price
                                                                                           Appreciation For
                                              Individual Grants                             Option Term(1)
                  -------------------------------------------------------------------       --------------
                                        % of total         Exercise
                      Number         Options Granted         Price         Expiration
                  of Securities       to Employees       ($ per share)        Date         5% ($)    10%($)
                  -------------       ------------       -------------        ----         ------    ------
Israel Adan          60,000              42.5%               $3.00           2/15/12         --        --
Dave Lubbe           13,000               9.2%               $3.00            2/5/12         --        --

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

         The table below shows 2002 year-end amounts and value of shares of Common Stock underlying outstanding options. The Named Executive Officers did not exercise any stock options in 2001.

                         Number of Securities Underlying     Value of Unexercised In-the-Money
                             Unexercised Options at                    Options at
                               December 31, 2002                  December 31, 2002(1)
                               -----------------                  --------------------
     Name                 Exercisable     Unexercisable         Exercisable  Unexercisable
     ----                 -----------     -------------         -----------  -------------
Ze'ev Stein                 24,000            6,000                  --           --
Israel Adan                     --           60,000                  --           --
Mark Bates                  14,000           16,000                  --           --
Dave Lubbe                   9,750           15,250                  --           --
Gabriel Sanchez             20,000            2,800                  --           --

(1) Based on the closing price of $0.26 on the Nasdaq National Market on December 31, 2002.

                              EMPLOYMENT AGREEMENTS

         Ze'ev Stein. Effective January 1, 2003, the Company entered into a management services agreement with an Israeli corporation wholly owned by Mr. Stein. In consideration for services provided by Mr. Stein as Chairman of the Board of Directors of the Company, the agreement calls for the management company to receive annual fees of $133,000, payable in monthly installments of $11,083 (plus VAT if applicable). The management services agreement replaces Mr. Stein's employment agreement with the Company and may be terminated by either party upon appropriate written notice. Pursuant to an existing employment agreement, Mr. Stein continues to act as Chairman of the Board of the Company's wholly owned subsidiary, ORBIT/FR, Engineering, Ltd. whereby Mr. Stein is paid a base salary of $60,000 annually. Under both agreements, Mr. Stein is subject to certain non-disclosure, non-solicitation and non-competitive covenants.

         Israel Adan. Effective October 15, 2001, the Company entered into an employment agreement with Israel Adan. Mr. Adan was named President and Chief Executive Officer of the Company. The agreement calls for Mr. Adan to receive a base salary of $150,000. Mr. Adan was also granted an option to purchase 60,000 shares of common stock at an exercise prices of $3.00 per share. Mr. Adan's employment agreement may be terminated by the Company for cause, which is defined as the material breach of the employment agreement by Mr. Adan or if Mr. Adan commits a material act of dishonesty or a material breach of trust or a fiduciary obligation with respect to the Company. Under the employment agreement, Mr. Adan is subject to certain non-disclosure, non-solicitation and non-competitive covenants.

         Gurion Meltzer. Effective July 24, 2001, the Company and Mr. Meltzer entered into a consulting agreement whereby Mr. Meltzer was elected as a director and Chair of the director's executive committee. In consideration for his services Mr. Meltzer will be paid an annual fee of $50,000, payable in six bi-monthly installments, and was granted an option to purchase 30,000 shares of common stock at an exercise price of $3.00 per share.

                             STOCK PERFORMANCE GRAPH

         The graph below provides an indicator of ORBIT/FR, Inc.'s cumulative stockholder return as compared to the Nasdaq Composite Index. There are no publicly traded companies included in ORBIT/FR, Inc.'s list of direct competitors and we have therefore not included peer group data.

         The graph assumes an initial investment of $100 and reinvestment of dividends.

                     COMPARISON OF CUMULATIVE TOTAL RETURNS

[LINE GRAPH]

                                     Jun 97  Sep 97  Dec 97  Mar 98  Jun 98  Sep 98  Dec 98  Mar 99  Jun 99  Sep 99  Dec 99  Mar 00
[DIAMOND SYMBOL] ORBITFR, Inc.       100.00  234.62  165.38  107.69   69.23   23.08   25.64   17.63   24.36   22.44   28.21   46.15
[SQUARE SYMBOL] Nasdaq Composite     100.00  116.89  108.90  127.29  131.39  117.46  152.05  170.69  186.27  190.43  282.19  317.10

                                     Jun 00  Sep 00  Dec 00  Mar 01  Jun 01  Sep 01  Dec 01  Mar 02  Jun 02  Sep 02  Dec 02
[DIAMOND SYMBOL] ORBITFR, Inc.        33.65   25.64   14.74   12.51   15.49    8.00    7.18    5.85    5.64    4.31    2.67
[SQUARE SYMBOL] Nasdaq Composite     275.03  254.69  171.32  127.61  149.82  103.93  135.25  127.97  101.47   81.28   92.61

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 30, 2003 certain information with regard to beneficial ownership (as determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) of outstanding shares of the Company's Common Stock by (i) each person known by the Company to beneficially own five percent (5%) or more of the outstanding shares of the Company's Common Stock, (ii) each director and Named Executive Officer (as defined below) individually, and (iii) all executive officers and directors of the Company as a group:

                                     TOTAL NUMBER OF SHARES  PERCENTAGE OF CLASS OF
      NAME AND ADDRESS OF              OF COMMON STOCK           COMMON STOCK
       BENEFICIAL OWNER              BENEFICIALLY OWNED(1)    BENEFICIALLY OWNED(1)
       ----------------              ---------------------    ---------------------
Orbit-Alchut Technologies, Ltd. (2)       3,700,000                   61.7%
P.O. Box 3171
Industrial Zone
Netanya 42131 Israel

Ze'ev Stein (3)                           3,724,000                   61.8%
P.O. Box 3171
Industrial Zone
Netanya 42131
Israel

Uri Jenach (4)                               22,500                      *
c/o Orbit/FR, Inc.
506 Prudential Road
Horsham, PA 19044

Doron Ginat (5)                              12,000                      *
c/o Orbit/FR, Inc.
506 Prudential Road
Horsham, PA 19044

Gurion Meltzer (6)                            6,000                      *
c/o Orbit/FR, Inc.
506 Prudential Road
Horsham, PA 19044

Dan Goffer (7)                                   --                      *
Orbit/FR, Inc.
506 Prudential Road
Horsham, Pennsylvania 19044

Israel Adan (8)                              20,000                      *
c/o Orbit/FR, Inc.
506 Prudential Road
Horsham, PA 19044

Mark Bates (9)                               19,000                      *
Orbit/FR, Inc.
506 Prudential Road
Horsham, Pennsylvania 19044

Dave Lubbe (10)                              11,000                      *
Orbit/FR, Inc.
506 Prudential Road
Horsham, Pennsylvania 19044

Moshe Pinkasy (11)                           51,000                      *
Orbit/FR, Inc.
506 Prudential Road
Horsham, Pennsylvania 19044

Gabriel Sanchez (12)                         89,673                    1.5%
Orbit/FR, Inc.
506 Prudential Road
Horsham, Pennsylvania 19044

All executive officers and directors      3,955,173                   65.0%
as a group (10 persons) (13)

* Less than 1% of the outstanding Common Stock.

(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after the date of this report. Beneficial ownership may be disclaimed as to certain of the securities.

(2) Represents shares beneficially owned after the Company's initial public offering effective June 17, 1997.

(3) Represents 3,700,000 shares held by Alchut. Mr. Stein is a director and 57% beneficial stockholder of Alchut. Also includes 24,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Stein, which options became exercisable prior to the date of this Proxy Statement. Does not include 6,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Stein, which options become exercisable in five cumulative installments commencing 12 months after the dates of the original grants, which options are not exercisable within 60 days of the date of this report.

(4) Represents 22,500 shares of Common Stock issuable upon the exercise of options granted to Mr. Jenach, which options became exercisable prior to the date of this Proxy Statement. Does not include 7,500 shares of Common Stock issuable upon the exercise of options granted to Mr. Jenach upon his appointment to the Board of Directors of ORBIT/FR Engineering, LTD, which options become exercisable in four cumulative annual installments commencing 24 months after the date of original grant, which options are not exercisable within 60 days of the date of this report.

(5) Represents 12,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Ginat, which options became exercisable prior to the date of this Proxy Statement. Does not include 18,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Ginat, which options become exercisable in four cumulative installments commencing 24 months after the dates of the original grants, which options are not exercisable within 60 days of the date of this report.

(6) Represents 6,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Meltzer, which options became exercisable prior to the date of this Proxy Statement. Does not include 24,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Meltzer, which options become exercisable in five cumulative annual installments commencing 12 months after the date of original grant which options are not exercisable within 60 days of the date of this report.

(7) Does not include 30,000 shares of Common Stock issuable upon the exercise of options expected to be granted to Mr. Goffer, which options become exercisable in five cumulative installments commencing 12 months after the dates of the original grants, which options are not exercisable within 60 days of the date of this report.

(8) Represents 20,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Adan, which options became exercisable prior to the date of this Proxy Statement. Does not include 40,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Adan, which options become exercisable in three cumulative annual installments commencing 12 months after the date of original grant which options are not exercisable within 60 days of the date of this report.

(9) Includes 19,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Bates, which options became exercisable prior to the date of this Proxy Statement. Does not include 11,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Bates, which options become exercisable in four cumulative installments commencing 24 months after the dates of the original grants, which options are not exercisable within 60 days of the date of this report.

(10) Includes 11,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Lubbe, which options became exercisable prior to the date of this Proxy Statement. Does not include 14,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Lubbe, which options become exercisable in four cumulative installments commencing 24 months after the dates of the original grants, which options are not exercisable within 60 days of the date of this report.

(11) Includes 51,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Pinkasy, which options became exercisable prior to the date of this report.

(12) Includes 68,973 shares owned by Mr. Sanchez. Also includes 20,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Sanchez, which options became exercisable prior to the date of this Proxy Statement. Also includes 700 shares of Common Stock exercisable within 60 days of the date if this Proxy Statement. Does not include 2,100 shares of Common Stock issuable upon the exercise of options granted to Mr. Sanchez, which options become exercisable in four cumulative installments commencing 24 months after the dates of the original grants, which options are not exercisable within 60 days of the date of this report.

(13)     Includes the information contained in the notes above, as applicable.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information, as of the end of the fiscal year ended December 31, 2002, with respect to compensation plans under which the Company is authorized to issue shares of Common Stock.

                                                                                                         NUMBER OF SHARES REMAINING
                                                     NUMBER OF SHARES TO BE       WEIGHTED-AVERAGE    AVAILABLE FOR FUTURE ISSUANCE
                                                    ISSUED UPON EXERCISE OF       EXERCISE PRICE OF     UNDER EQUITY COMPENSATION
                                                     OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,   PLANS (EXCLUDING SECURITIES
              PLAN CATEGORY                           WARRANTS AND RIGHTS        WARRANTS AND RIGHTS     REFLECTED IN 1ST COLUMN)
              -------------                         -----------------------     --------------------  -----------------------------
Equity compensation plan(s) approved by
security holders (1)                                       743,850                     $   3.30                   56,150

Equity compensation plan(s) not approved
by security holders                                             --                           --                       --

Total                                                      743,850                     $   3.30                   56,150

------------------------
(1)  This plan consists of the Orbit/FR, Inc. 1997 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Orbit/FR Engineering, Ltd. ("Engineering"), the Company's wholly-owned Israeli subsidiary, and Alchut have an agreement, whereby Engineering purchases from Alchut electrical and mechanical production services. Engineering pays Alchut for these services based upon a rate of cost plus 5%, totaling approximately $1,021,000 for the year ended December 31, 2002. In addition, Alchut provided other administrative services to Engineering, including but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support, which amounted to $202,000 in 2002. These agreements are evaluated on an annual basis.

                                 ORBIT/FR, INC.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2003               ORBIT/FR, INC.

                                   By: /s/ Israel Adan
                                       ----------------------
                                   Name: Israel Adan
                                   Title: President and Chief Executive Officer

          CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT
                TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Israel Adan, Chief Executive Officer of ORBIT/FR, Inc., certify that:

1.       I have reviewed this annual report on Form 10-K/A of ORBIT/FR, Inc.;

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

Date: April 30, 2003               /s/ Israel Adan
                                   -----------------------
                                   Israel Adan
                                   Chief Executive Officer

          CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT
                TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dave Lubbe, Chief Financial Officer of ORBIT/FR, Inc., certify that:

1.       I have reviewed this annual report on Form 10-K/A of ORBIT/FR, Inc.;

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

Date: April 30, 2003               /s/ Dave Lubbe
                                   -----------------------
                                   Dave Lubbe
                                   Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                                                    Description
----------                                                     -----------
99.1                     Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                         of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.2                     Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
                         906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)