Form 10-Q
period 2003-03-31
ORBIT FR INC
filed 2003-05-15
CIK 1037115

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         There were 6,084,473 shares of common stock, $.01 par value, outstanding as of May 15, 2003.

================================================================================

                                 ORBIT/FR, INC.

                                      INDEX

                                                                                                                         PAGE NO.
                                                                                                                         --------
PART I.        FINANCIAL INFORMATION

               Item 1.        Consolidated Financial Statements

                              Consolidated Balance Sheets--March 31, 2003
                                (Unaudited) and December 31, 2002.....................................................      3

                              Consolidated Statements of Operations-- Three months
                                ended March 31, 2003 and 2002 (Unaudited).............................................      4

                              Consolidated Statements of Cash Flows-- Three months
                                ended March 31, 2003 and 2002 (Unaudited).............................................      5

                              Notes to Consolidated Financial Statements
                                (Unaudited)...........................................................................      6

               Item 2.        Management's Discussion and Analysis of Financial
                                Condition and Results of Operations..................................................      10

               Item 3.        Quantitative and Qualitative Disclosure of Market Risk.................................      12

               Item 4         Controls and procedures................................................................      12

PART II.       Other Information

               Item 1.        Legal Proceedings......................................................................      13

               Item 2.        Changes in Securities and Use of Proceeds..............................................      13

               Item 3.        Defaults upon Senior Securities........................................................      13

               Item 4.        Submission of Matters to a Vote of Security Holders....................................      13

               Item 5.        Other Information......................................................................      13

               Item 6.        Exhibits and Reports on Form 8-K.......................................................      13

Signatures...........................................................................................................      15

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        MARCH 31,   DECEMBER 31,
                                                                         2003          2002
                                                                       -----------  ------------
                                                                       (UNAUDITED)
                          ASSETS

Current assets:
   Cash and cash equivalents                                             $  2,776     $  3,030
   Accounts receivable, less allowance of $256 and $254
     in 2003 and 2002, respectively                                         3,367        4,160
   Inventory                                                                1,257        1,580
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                 727          683
   Deferred income taxes                                                      411          386
   Other                                                                      427          302
                                                                         --------     --------
Total current assets                                                        8,965       10,141

Property and equipment, net                                                 1,382        1,166
Deferred income taxes                                                         140          135
Cost in excess of net assets acquired                                         381          381
Other                                                                          36           52
                                                                         --------     --------

Total assets                                                             $ 10,904     $ 11,875
                                                                         ========     ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $  1,034     $  1,017
   Accounts payable--Parent                                                   485          607
   Accrued expenses                                                         2,077        1,857
   Customer advances                                                          159          159
   Income taxes payable                                                        29           42
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                 526        1,426
   Deferred income taxes                                                      284          284
                                                                         --------     --------
Total liabilities, all current                                              4,594        5,392
                                                                         --------     --------

Stockholders' equity:
   Preferred stock: $.01 par value:
     Authorized shares--2,000,000
     Issued and outstanding shares--none                                       --           --
   Common stock: $.01 par value:
     Authorized shares--10,000,000
     Issued shares--6,084,473                                                  61           61
   Additional paid-in capital                                              15,173       15,173
   Accumulated deficit                                                     (8,681)      (8,508)
   Treasury stock--82,900 shares                                             (243)        (243)
                                                                         --------     --------
Total stockholders' equity                                                  6,310        6,483
                                                                         --------     --------

Total liabilities and stockholders' equity                               $ 10,904     $ 11,875
                                                                         ========     ========

                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                 2003             2002
                                                                                 ----             ----
Contract revenues                                                             $     4,584      $     3,833
Cost of revenues                                                                    3,131            2,835
                                                                              -----------      -----------
Gross profit                                                                        1,453              998
                                                                              -----------      -----------
Operating expenses:
   General and administrative                                                         596              674
   Sales and marketing                                                                631              521
   Research and development                                                           290              265
                                                                              -----------      -----------
Total operating expenses                                                            1,517            1,460
                                                                              -----------      -----------
Operating loss                                                                        (64)            (462)
Other income (loss), net                                                              (33)               2
                                                                              -----------      -----------
Loss before income taxes and cumulative
   effect of change in accounting principle                                           (97)            (460)
Income tax expense                                                                     76               86
                                                                              -----------      -----------
Loss before cumulative effect of
   change in accounting principle                                                    (173)            (546)
Cumulative effect of change in accounting principle                                    --             (301)
                                                                              -----------      -----------
Net loss                                                                      $      (173)     $      (847)
                                                                              ===========      ===========
Basic and diluted net loss per share
   before cumulative effect of change in
   accounting principle                                                       $     (0.03)     $     (0.09)
Cumulative effect of change in accounting principle                                    --            (0.05)
                                                                              -----------      -----------
Basic and diluted net loss per share                                          $     (0.03)     $     (0.14)
                                                                              ===========      ===========
Weighted average number
   common shares - basic and diluted                                            6,001,573        6,001,573
                                                                              ===========      ===========

                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                         ---------
                                                                                     2003        2002
                                                                                     ----        ----
Cash flows from operating activities:
Net loss                                                                           $   (173)   $   (847)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
      Depreciation                                                                      106         108
      Cumulative effect of change in accounting principle                                --         301
      Deferred income tax (expense) benefit                                             (30)        (11)
      Changes in operating assets and liabilities:
         Accounts receivable                                                            793       1,247
         Inventory                                                                      323         367
         Costs and estimated earnings in excess of
            billings on uncompleted contracts                                           (44)       (561)
         Other assets                                                                  (125)       (131)
         Accounts payable and accrued expenses                                          237          19
         Accounts payable--Parent                                                      (122)       (230)
         Income taxes payable                                                           (13)         12
         Customer advances                                                               --        (389)
         Billings in excess of costs and estimated
            earnings on uncompleted contracts                                          (900)         97
                                                                                   --------    --------

Net cash provided by (used in) operating activities                                      52         (18)
                                                                                   --------    --------

Cash flows from investing activities:
      Purchase of property and equipment                                               (322)        (36)
                                                                                   --------    --------

Net cash used in investing activities                                                  (322)        (36)
                                                                                   --------    --------

Cash flows from financing activities
      Net repayments of note receivable                                                  16          --
                                                                                   --------    --------

Net cash provided by financing activities                                                16          --
                                                                                   --------    --------

Net decrease in cash and cash equivalents                                              (254)        (54)
Cash and cash equivalents at beginning of period                                      3,030       4,413
                                                                                   --------    --------
Cash and cash equivalents at end of period                                         $  2,776    $  4,359
                                                                                   ========    ========

Supplemental disclosures of cash flow information:

Cash paid during the period for income taxes                                       $     87    $     61
                                                                                   ========    ========

                             See accompanying notes.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Interim Financial Information

         The accompanying unaudited consolidated financial statements for the three months ended March 31, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Forms 10-K and the amendment thereto on Form10K/A for the period ended December 31, 2002, filed on March 31, 2003 and April 30, 2003, respectively, with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2002.

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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Net Loss Per Share

         Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three months ended March 31, 2003 and 2002 because the effect of these securities is antidilutive.

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

         Based on the December 31, 2001 cost in excess of net assets acquired balance, the Company reported lower amortization of goodwill and higher operating profit of approximately $43 for the full year 2002 compared to the full year 2001. The Company tested the goodwill of AEMI for impairment during the first quarter of 2002 using a present value of future cash flows valuation method. This process resulted in an impairment of $301 which is accounted for as a cumulative effect of a change in accounting principle during the three months ended March 31, 2002.

4. INVENTORY

         Inventory consisted of the following:

                        MARCH 31,             DECEMBER 31,
                          2003                   2002
                       -----------            -----------
                       (UNAUDITED)
Work-in-process         $     689              $    973
Parts and components          568                   607
                        ---------              --------
                        $   1,257              $  1,580
                        =========              ========

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                                                     MARCH 31,      DECEMBER 31,
                                                                                       2003             2002
                                                                                   -----------      ------------
                                                                                   (UNAUDITED)
Lab and computer equipment                                                         $    2,287       $    1,972
Office equipment                                                                          923            1,158
Transportation equipment                                                                  351              336
Furniture and fixtures                                                                     31               44
Leasehold improvements                                                                    320              320
                                                                                   ----------       ----------
                                                                                        3,912            3,830
Less accumulated depreciation                                                           2,530            2,664
                                                                                   ----------       ----------
Property and equipment, net                                                        $    1,382       $    1,166
                                                                                   ==========       ==========

6. ACCRUED EXPENSES

   Accrued expenses consists of the following:

                                                                                    MARCH 31,    DECEMBER 31,
                                                                                       2003         2002
                                                                                   -----------   -----------
                                                                                   (UNAUDITED)
Accrued contract costs                                                             $      476    $      381
Accrued compensation                                                                      831           758
Accrued commissions                                                                       111            99
Accrued royalties                                                                         110           114
Accrued warranty                                                                          286           293
Other accruals                                                                            263           212
                                                                                   ----------    ----------
                                                                                   $    2,077    $    1,857
                                                                                   ==========    ==========

7. LONG-TERM CONTRACTS

                                                                                    MARCH 31,    DECEMBER 31,
                                                                                       2003         2002
                                                                                   -----------   -----------
                                                                                   (UNAUDITED)
Accumulated expenditures on uncompleted contracts                                  $   11,692    $    9,796
Estimated earnings thereon                                                                249          (136)
                                                                                   ----------    ----------
                                                                                       11,941         9,660
Less: applicable progress billings                                                     11,740        10,403
                                                                                   ----------    ----------
   Total                                                                           $      201    $     (743)
                                                                                   ==========    ==========

The long-term contracts are shown in the accompanying balance sheets as follows:

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. LONG-TERM CONTRACTS (CONTINUED)

                                                                                    MARCH 31,    DECEMBER 31,
                                                                                       2003         2002
                                                                                   -----------   -----------
                                                                                   (UNAUDITED)
Costs and estimated earnings on uncompleted
  contracts in excess of billings                                                  $      727    $      683
Billings on uncompleted contracts in excess of
  costs and estimated earnings                                                           (526)       (1,426)
                                                                                   ----------    ----------
                                                                                   $      201    $     (743)
                                                                                   ==========    ==========

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

9. SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three months ended March 31, 2003 and 2002.

                                              North America     Europe        Asia         Total
                                              -------------     ------        ----         -----
Three months ended March 31, 2003

   Sales to unaffiliated customers            $       2,648   $      559   $    1,377   $    4,584
   Cost of sales to unaffiliated customers            1,892          477          762        3,131
                                              -------------   ----------   ----------   ----------
   Gross profit from unaffiliated customers   $         756   $       82   $      615   $    1,453
                                              =============   ==========   ==========   ==========

Three months ended March 31, 2002

   Sales to unaffiliated customers            $       1,149   $      942   $    1,742   $    3,833
   Cost of sales to unaffiliated customers              864          882        1,089        2,835
                                              -------------   ----------   ----------   ----------
   Gross profit from unaffiliated customers   $         285   $       60   $      653   $      998
                                              =============   ==========   ==========   ==========


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

RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

                                                                THREE-MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                2003                   2002
                                                                ----                   ----
Revenues                                                       100.0%                 100.0%
Gross profit                                                    31.7                   26.0
General and administrative                                      13.0                   17.6
Sales and marketing                                             13.8                   13.6
Research and development                                         6.3                    6.9
Operating loss                                                  (1.4)                 (12.0)
Loss before income
      tax expense                                               (2.1)                 (12.0)
Net loss                                                        (3.8)                 (22.1)

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002.

         Revenues. Revenues for the three months ended March 31, 2003 were approximately $4.6 million compared to approximately $3.8 million for the three months ended March 31, 2002, an increase of approximately $800,000 or 21%. Revenues from the defense, satellite, EMC and automotive markets increased approximately $1.7 million, $166,000, $25,000, and $21,000, respectively. Revenues from the wireless and university markets decreased approximately $913,000 and $267,000. Geographically, revenues from North America increased approximately $1.5 million, while revenues from Asia and Europe decreased approximately $360,000 and $382,000 from prior year levels. The increase in revenues related to the defense industry was a result of significant completion of North American defense contracts in the three months ended March 31, 2003. Significant European and Asian wireless revenues recognized during the three months ended March 31, 2002 were not completely replaced during the 2003.

         Cost of revenues. Cost of revenues for the three months ended March 31, 2003 were approximately $3.1 million compared to approximately $2.8 million for the three months ended March 31, 2002. Gross margins increased to 32% for the three months ended March 31, 2003 from 26% for the three months ended March 31, 2002. The increased margins are due to greater efficiencies related to greater beginning backlog, and fewer cost overruns recognized on large contracts.

         General and administrative expenses. General and administrative expenses for the three months ended March 31, 2003 were $596,000 compared to $674,000 for the three months ended March 31, 2002, a decrease of approximately $78,000 or 12%, a result of the Company's shift of resources from general and administrative expenses to cost of revenues during the three months ended March 31, 2003. As a percentage of revenues, general and administrative expenses decreased to 13.0% for the three months ended March 31, 2003 from 17.6% for the three months ended March 31, 2002.

         Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2003 were $631,000 compared to $521,000 for the three months ended March 31, 2002, an increase of approximately $110,000 or 21%. This increase is a result of the Company's investment in senior marketing personnel, and its increased focus on worldwide marketing opportunities. As a percentage of revenues, sales and marketing expenses increased to 13.8% for the three months ended March 31, 2003, from 13.6% for the three months ended March 31, 2002.

         Research and development expenses. Research and development expenses for the three months ended March 31, 2003 were $290,000 compared to $265,000 for the three months ended March 31, 2002, an increase of $25,000 or 9%, due mainly to the Company's continued expenditures on development activity focused on new software development. As a percentage of revenues, research and development expenses decreased to 6.3% for the three months ended March 31, 2003, from 6.9% for the three months ended March 31, 2002.

         Other income (loss). Other income (loss), net, for the three months ended March 31, 2003 was a loss of approximately $33,000 compared to income of $2,000 for the three months ended March 31, 2002, a decrease of approximately $35,000. The increased loss is a result of a decrease in the Company's interest income due to a reduction in interest rates and cash balances available for investment, and foreign currency translation losses recognized during the three months ended March 31, 2003.

         Income taxes. Income tax expense for the three months ended March 31, 2003 was $76,000 compared to $86,000 of income tax expense for the three months ended March 31, 2002, a decrease in expense of $10,000. Although no income tax benefit on losses was recorded during the quarter ended March 31, 2003, the Company's income tax expense for the three months ended March 31, 2003 reflects income taxes recorded by its profitable foreign operations.

         Cumulative effect of a change in accounting principle. During the three months ended March 31, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is no longer amortized over its estimated useful life, but is subject to an annual fair value based assessment. This fair value assessment resulted in an impairment of $301,000 at January 1, 2002, which was accounted for as a cumulative effect of a change in accounting principle during the three months ended March 31, 2002. No such impairment was recognized during the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         During recent years the Company has satisfied its working capital requirements through cash flows from equity financing. Net operating losses recorded in recent years have caused negative cash flows from operating activities.

         Net cash provided by operating activities during the three months ended March 31, 2003 was $52,000 compared to $18,000 used in operating activities during the three months ended March 31, 2002. No significant cash transaction occurred in either period. The Company's net income, adjusted for non cash items, used $97,000 of operating cash, compared to $449,000 used in operating activities during the three months ended March 31, 2002. Changes in the Company's operating assets and liabilities during the three months ended March 31, 2003 provided $149,000 in operating cash compared to $431,000 provided in the three months ended March 31, 2002.

         Net cash used in investing activities during the three months ended March 31, 2003 for the purchase of property and equipment was $322,000. Approximately $225,000 of this amount was invested in the Company's new absorber manufacturing facility in Santee California. During the three months ended March 31, 2002 the Company purchased $36,000 in property and equipment.

         The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the three months ended March 31, 2003, approximately 90% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

         The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at March 31, 2003, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of filing date of this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

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

ITEM 2.  CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of the Company's stockholders was held on January 23, 2003. At the special meeting, the stockholders approved an amendment to the Company's certificate of incorporation to effect a 1-for-4 reverse stock split and granted the Company's Board of Directors the authority to effectuate the reverse stock split in the Board's discretion. The results of the votes cast by the Company's stockholders are as follows:

   For              Against           Abstain
   ---              -------           -------
3,700,000              0                 0

The reverse stock split was intended to effect an increase in the trading price per share of the Company's Common Stock in order to comply with Nasdaq's minimum closing bid price requirements. However, in light of the Company's inability to meet the minimum public float market value requirement to maintain its listing on the Nasdaq SmallCap Market, the Board has elected not to proceed with the reverse stock split at this time. On April 9, 2003, the Company received a letter from The Nasdaq Stock Market, Inc. notifying the Company that the Nasdaq Listing Qualifications Panel rejected the Company's appeal of the Nasdaq Staff Determination to delist the Company's securities from The Nasdaq SmallCap Market due to the Company's failure to meet The Nasdaq SmallCap Market continued listing requirement for minimum market value of public float. The Company's Common Stock was delisted from The Nasdaq SmallCap Market effective April 11, 2003, and was immediately eligible for quotation on the OTC Bulletin Board effective with the open of business on April 11, 2003, under the symbol ORFR.

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

         b.       REPORTS ON FORM 8-K

         1. The Company filed a Form 8-K on February 6, 2003, reporting that, on February 4, 2003, the Company received a letter from The Nasdaq Stock Market, Inc. notifying the Company that the Company's common stock failed to meet The Nasdaq SmallCap Market continued listing requirement for minimum market value of public float.

         2. The Company filed a Form 8-K on April 10, 2003, reporting that, on April 9, 2003, the Company received a letter from The Nasdaq Stock Market, Inc. notifying the Company that the Nasdaq Listing Qualifications Panel rejected the Company's appeal of the Nasdaq Staff Determination to delist the Company's securities from The Nasdaq SmallCap Market because the Company's Common Stock failed to meet The Nasdaq SmallCap Market continued listing requirement for minimum market value of public float. The report further stated that the Company's securities would be delisted from The Nasdaq SmallCap Market effective April 11, 2003, and would be immediately eligible for quotation on the OTC Bulletin Board effective with the open of business on April 11, 2003, under the symbol ORFR.

ORBIT/FR, INC.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          ORBIT/FR, INC.
                                                 -----------------------
                                                       Registrant

Date:  May 15, 2003
                                             _____________________________
                                           President and Chief Executive Officer

Date: May 15, 2003
                                             _______________________
                                                Chief Financial Officer

                                 CERTIFICATIONS

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003                                       /s/ Israel Adan
                                                         -----------------------
                                                         Israel Adan
                                                         Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 15, 2003                                       /s/ Dave Lubbe
                                                         -----------------------
                                                         Dave Lubbe
                                                         Chief Financial Officer