Form 10-Q
period 2003-06-30
ORBIT FR INC
filed 2003-08-14
CIK 1037115

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

      There were 6,084,473 shares of common stock, $.01 par value, outstanding as of August 14, 2003.
================================================================================

                                 ORBIT/FR, INC.
                                      INDEX

                                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

             Consolidated Balance Sheets -- June 30, 2003
               (Unaudited) and December 31, 2002..............................3

             Consolidated Statements of Operations-- Three and six months ended June 30, 2003 and 2002 (Unaudited).......................4

             Consolidated Statements of Cash Flows-- Six months
               ended June 30, 2003 and 2002 (Unaudited).......................5

             Notes to Consolidated Financial Statements
               (Unaudited)....................................................6

   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................11

   Item 3.   Quantitative and Qualitative Disclosure of Market Risk..........14

   Item 4.   Controls and procedures.........................................14

PART II.   Other Information

   Item 1.   Legal Proceedings...............................................16

   Item 2.   Changes in Securities and Use of  Proceeds......................16

   Item 3.   Defaults upon Senior Securities.................................16

   Item 4.   Submission of Matters to a Vote of Security Holders.............16

   Item 5.   Other Information...............................................16

   Item 6.   Exhibits and Reports on Form 8-K................................16

Signatures...................................................................17

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                            JUNE 30,     DECEMBER 31,
                                                              2003           2002
                                                            --------     ------------
                                                          (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                 $  2,292       $  3,030
  Accounts receivable, less allowance of $272 and $254
    in 2003 and 2002, respectively                             2,336          4,160
  Inventory                                                    1,355          1,580
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                     966            683
  Deferred income taxes                                          433            386
  Other                                                          518            302
                                                            --------       --------
Total current assets                                           7,900         10,141

Property and equipment, net                                    1,337          1,166
Deferred income taxes                                            158            135
Cost in excess of net assets acquired                            381            381
Other                                                             24             52
                                                            --------       --------
Total assets                                                $  9,800       $ 11,875
                                                            ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $    711       $  1,017
  Accounts payable--Parent                                       261            607
  Accrued expenses                                             2,108          1,857
  Customer advances                                              350            159
  Income taxes payable                                            16             42
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                     443          1,426
  Deferred income taxes                                          284            284
                                                            --------       --------
Total liabilities, all current                                 4,173          5,392
                                                            --------       --------
Stockholders' equity:
  Preferred stock: $.01 par value:
    Authorized shares -- 2,000,000
    Issued and outstanding shares--none                           --             --
  Common stock: $.01 par value:
    Authorized shares -- 10,000,000
    Issued shares -- 6,084,473                                    61             61
  Additional paid-in capital                                  15,173         15,173
  Accumulated deficit                                         (9,364)        (8,508)
  Treasury stock -- 82,900 shares                               (243)          (243)
                                                            --------       --------
Total stockholders' equity                                     5,627          6,483
                                                            --------       --------
Total liabilities and stockholders' equity                  $  9,800       $ 11,875
                                                            ========       ========


                           See accompanying notes.

                                 ORBIT/FR, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                 THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                -----------------------------       -----------------------------
                                                   2003              2002              2003              2002
                                                -----------       -----------       -----------       -----------
Contract revenues                               $     3,281       $     2,972       $     7,865       $     6,805
Cost of revenues                                      2,417             2,111             5,549             4,946
                                                -----------       -----------       -----------       -----------
Gross profit                                            864               861             2,316             1,859
Operating expenses:
  General and administrative                            609               699             1,204             1,373
  Sales and marketing                                   550               620             1,181             1,141
  Research and development                              303               276               593               540
                                                -----------       -----------       -----------       -----------
Total operating expenses                              1,462             1,595             2,978             3,054
                                                -----------       -----------       -----------       -----------
Operating loss                                         (598)             (734)             (662)           (1,195)
Other income (expense), net                             (36)               95               (69)               97
                                                -----------       -----------       -----------       -----------
Loss before income taxes and cumulative
  effect of change in accounting principle             (634)             (639)             (731)           (1,098)
Income tax expense                                       49                53               125               140
                                                -----------       -----------       -----------       -----------
Loss before cumulative effect of
  change in accounting principle                       (683)             (692)             (856)           (1,238)
Cumulative effect of change in
  accounting principle                                   --                --                --              (301)
                                                -----------       -----------       -----------       -----------
Net loss                                        $      (683)      $      (692)      $      (856)      $    (1,539)
                                                ===========       ===========       ===========       ===========
Basic and diluted loss per share
  before cumulative effect of change in
    in accounting principle                     $      (.11)      $      (.12)      $      (.14)      $      (.21)
  cumulative effect of change in
    accounting principle                                 --                --                --              (.05)
                                                -----------       -----------       -----------       -----------
  Basic and diluted loss per share              $      (.11)      $      (.12)      $      (.14)      $      (.26)
                                                ===========       ===========       ===========       ===========
Weighted average number
  common shares - basic and diluted               6,001,573         6,001,573         6,001,573         6,001,573
                                                ===========       ===========       ===========       ===========

                             See accompanying notes.

                                 ORBIT/FR, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             ------------------
                                                              2003        2002
                                                             -------    -------
Cash flows from operating activities:
Net loss                                                     $  (856)   $(1,539)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                211        208
    Cumulative effect of change in accounting principle           --        301
    Deferred income tax provision                                (70)       (24)
    Changes in operating assets and liabilities:
      Accounts receivable                                      1,824      1,959
      Inventory                                                  225        421
      Costs and estimated earnings in excess of billings
        on uncompleted contracts                                (283)      (686)
      Other current assets                                      (216)       (17)
      Accounts payable and accrued expenses                      (55)       226
      Accounts payable--Parent                                  (346)      (305)
      Customer advances                                          191       (411)
      Income taxes payable                                       (26)        15
      Billings in excess of costs and estimated earnings
         on uncompleted contracts                               (983)       190
                                                             -------    -------
Net cash provided by (used in) operating activities             (384)       338
                                                             -------    -------
Cash flows from investing activities:
Purchase of property and equipment                              (382)       (63)
                                                             -------    -------
Net cash used in investing activities                           (382)       (63)
                                                             -------    -------
Cash flows from financing activities:
    Repayment of note receivable                                  28         --
                                                             -------    -------
Net cash provided by financing activities                         28         --
                                                             -------    -------
Net increase (decrease) in cash and cash equivalents            (738)       275
Cash and cash equivalents at beginning of period               3,030      4,413
                                                             -------    -------
Cash and cash equivalents at end of period                   $ 2,292    $ 4,688
                                                             =======    =======
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes                 $    71    $    61
                                                             =======    =======


                             See accompanying notes.

                                ORBIT/FR, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 2003
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Interim Financial Information

      The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Form 10-K and the amendment thereto on Form 10K/A for the year ended December 31, 2002, filed on March 31, 2003 and April 30, 2003, respectively, with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2002.

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

                                ORBIT/FR, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 2003
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Net Loss Per Share

      Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three and six months ended June 30, 2003 and 2002 because the effect of these securities is antidilutive.

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

4. INVENTORY

      Inventory consisted of the following:

                                                    JUNE 30,       DECEMBER 31,
                                                      2003           2002
                                                   -----------     -----------
                                                   (UNAUDITED)
  Work-in-process                                     $  720         $  973
  Parts and components                                   635            607
                                                      ------         ------
                                                      $1,355         $1,580
                                                      ======         ======

                                ORBIT/FR, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 2003
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                                  JUNE 30,      DECEMBER 31,
                                                    2003           2002
                                                 -----------    ------------
                                                 (UNAUDITED)
  Lab and computer equipment                        $2,311         $1,972
  Office equipment                                     946          1,158
  Transportation equipment                             332            336
  Furniture and fixtures                                37             44
  Leasehold improvements                               278            320
                                                    ------         ------
                                                     3,904          3,830
  Less accumulated depreciation                      2,567          2,664
                                                    ------         ------
  Property and equipment, net                       $1,337         $1,166
                                                    ======         ======

6. ACCRUED EXPENSES

  Accrued expenses consists of the following:

                                                     JUNE 30,      DECEMBER 31,
                                                       2003           2002
                                                    -----------    ----------
                                                    (UNAUDITED)
  Accrued contract costs                             $    453         $  381
  Accrued compensation                                    886            758
  Accrued commissions                                      72             99
  Accrued royalties                                       126            114
  Accrued warranty                                        317            293
  Other accruals                                          254            212
                                                      -------         ------
                                                      $ 2,108         $1,857
                                                      =======         ======

                                ORBIT/FR, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 2003
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


7. LONG-TERM CONTRACTS

                                                      JUNE 30,     DECEMBER 31,
                                                        2003           2002
                                                    -----------    ------------
                                                    (UNAUDITED)
Accumulated expenditures on uncompleted contracts     $ 12,123       $  9,796

Estimated earnings thereon                                 (45)          (136)
                                                      --------       --------
                                                        12,078          9,660
Less: applicable progress billings                      11,555         10,403
                                                      --------       --------
  Total                                               $    523       $   (743)
                                                      ========       ========

The long-term contracts are shown in the accompanying balance sheets as follows:

                                                        JUNE 30,
                                                          2003      DECEMBER 31,
                                                       (UNAUDITED)     2002
                                                       -----------  ------------
Costs and estimated earnings on uncompleted
  contracts in excess of billings                       $    966      $     683
Billings on uncompleted contracts in excess of
  costs and estimated earnings                              (443)        (1,426)
                                                        --------      ---------
                                                        $    523      $    (743)
                                                        ========      =========

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

                                ORBIT/FR, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 2003
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


9. SEGMENT AND GEOGRAPHIC INFORMATION

      The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three and six months ended June 30, 2003 and 2002.

Three months ended June 30, 2003         North America  Europe    Asia    Total
--------------------------------         -------------  ------   ------  -------
 Sales to unaffiliated customers             $1,736      $ 338   $1,207  $ 3,281
 Cost of sales to unaffiliated customers      1,273        401      743    2,417
                                             ------      -----   ------  -------
 Gross profit unaffiliated customers         $  463      $ (63)  $  464  $   864
                                             ======      =====   ======  =======

Three months ended June 30, 2002         North America  Europe    Asia    Total
--------------------------------         -------------  ------   ------  -------
 Sales to unaffiliated customers            $ 1,174     $  624   $1,174  $ 2,972
 Cost of sales to unaffiliated customers        888        560      663    2,111
                                            -------     ------   ------  --------
 Gross profit unaffiliated customers        $   286     $   64   $  511  $   861
                                            =======     ======   ======  =======

Six months ended June 30, 2003           North America  Europe    Asia    Total
------------------------------           -------------  ------   ------  -------
 Sales to unaffiliated customers            $ 4,384      $ 897   $2,584  $ 7,865
 Cost of sales to unaffiliated customers      3,166        878    1,505    5,549
                                            -------      -----   ------  -------
 Gross profit unaffiliated customers          1,218      $  19   $1,079  $ 2,316
                                            =======      =====   ======  =======

Six months ended June 30, 2002           North America  Europe    Asia    Total
------------------------------           -------------  ------   ------  -------
 Sales to unaffiliated customers            $ 2,323     $1,566   $2,916  $ 6,805
 Cost of sales to unaffiliated customers      1,752      1,442    1,752    4,946
                                            -------     ------   ------  -------
 Gross profit unaffiliated customers        $   571     $  124   $1,164  $ 1,859
                                            =======     ======   ======  =======

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

RESULTS OF OPERATIONS

      The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                          ---------------------------  -------------------------
                           2003                 2002    2003               2002
                          ------               ------  ------             ------
Revenues                  100.0%               100.0%  100.0%             100.0%
Gross profit               26.3                 29.0    29.4               27.3
General and
   administrative          18.6                 23.5    15.3               20.2
Sales and marketing        16.8                 20.9    15.0               16.8
Research and development    9.2                  9.3     7.5                7.9
Operating loss            (18.2)               (24.7)   (8.4)             (17.6)
Loss before
  income taxes            (19.3)               (21.5)   (9.3)             (16.1)
Net loss                  (20.8)               (23.3)  (10.9)             (22.7)

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002.

      Revenues. Revenues for the three months ended June 30, 2003 were approximately $3.3 million compared to approximately $3.0 million for the three months ended June 30, 2002, an increase of approximately $300,000 or 10%. Revenues from the defense, satellite, university and automotive markets increased approximately $560,000, $420,000, $60,000, and $48,000, respectively. Revenues from the wireless and EMC markets decreased approximately $618,000 and $161,000, respectively. Geographically, revenues from North America and Asia increased approximately $561,000 and $33,000, respectively, while revenues from Europe decreased approximately $285,000 from prior year levels. The increase in revenues are primarily a result of significant completion of North American defense and Asian satellite contracts in the three months ended June 30, 2003. European and Asian wireless revenues recognized during the three months ended June 30, 2002 were not completely replaced during 2003.

      Cost of revenues. Cost of revenues for the three months ended June 30, 2003 were approximately $2.4 million compared to approximately $2.1 million for the three months ended June 30, 2002. Gross margins decreased to 26% for the three months ended June 30, 2003 from 29% for the three months ended June 30, 2002. The decreased margins are a result of cost overruns on large European wireless contracts, and the relocation Advanced Electromagnetics, Inc.

      General and administrative expenses. General and administrative expenses for the three months ended June 30, 2003 were $609,000 compared to $699,000 for the three months ended June 30, 2002, a decrease of approximately $90,000 or 13%, a result of the Company's shift of resources from general and administrative expenses to cost of revenues during the three months ended June 30, 2003. As a percentage of revenues, general and administrative expenses decreased to 18.6% for the three months ended June 30, 2003 from 23.5% for the three months ended June 30, 2002.

      Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2003 were $550,000 compared to $620,000 for the three months ended June 30, 2002, a decrease of approximately $70,000 or 11.3%. This decrease is a result of the Company's focus on streamlining its worldwide sales and marketing activities. As a percentage of revenues, sales and marketing expenses decreased to 16.8% for the three months ended June 30, 2003, from 20.9 % for the three months ended June 30, 2002.

      Research and development expenses. Research and development expenses for the three months ended June 30, 2003 were $303,000 compared to $276,000 for the three months ended June 30, 2002, an increase of $27,000 or 9.8%, due mainly to the Company's continued expenditures on development activity focused on new software development. As a percentage of revenues, research and development expenses decreased to 9.2% for the three months ended June 30, 2003, from 9.3% for the three months ended June 30, 2002.

      Other income (loss). Other income (loss), net, for the three months ended June 30, 2003 was a loss of approximately $36,000 compared to income of $95,000 for the three months ended June 30, 2002, a difference of approximately $130,000. The 2003 loss is a result of a decrease in the Company's interest income due to a reduction in interest rates and cash balances available for investment, and foreign currency translation losses recognized during the three months ended June 30, 2003.

      Income taxes. Income tax expense for the three months ended June 30, 2003 was $49,000 compared to $53,000 of income tax expense for the three months ended June 30, 2002, a decrease in expense of $4,000. Although no income tax benefit on losses was recorded during the quarter ended June 30, 2003, the Company's income tax expense for the three months ended June 30, 2003 reflects income taxes recorded by its profitable foreign operations.

      Cumulative effect of a change in accounting principle. During the three months ended March 31, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is no longer amortized over its estimated useful life, but is subject to an annual fair value based assessment. This fair value assessment resulted in an impairment of $301,000 at January 1, 2002, which was accounted for as a cumulative effect of a change in accounting principle during the three months ended March 31, 2002. No such impairment was recognized during the three months ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

      Revenues. Revenues for the six months ended June 30, 2003 were approximately $7.9 million compared to approximately $6.8 million for the six months ended June 30, 2002, an increase of approximately $1.1 million or 16%. Revenues from the defense, satellite, and automotive markets increased approximately $2.3 million, $586,000, and $69,000, respectively. Revenues from the wireless, university and EMC markets decreased approximately $1.5 million, $207,000 and $136,000, respectively. Geographically, revenues from North America increased approximately $2.1 million, while revenues from Europe and Asia decreased approximately $669,000, and 331,000, respectively from prior year levels. The increase in revenues are primarily a result of significant completion of North American defense and Asian satellite contracts in the six months ended June 30, 2003. European and Asian wireless revenues recognized during the six months ended June 30, 2002 were not completely replaced during the 2003.

      Cost of revenues. Cost of revenues for the six months ended June 30, 2003 were approximately $5.5 million compared to approximately $4.9 million for the six months ended June 30, 2002. Gross margins increased to 29.4% for the six months ended June 30, 2003 from 27.3% for the six months ended June 30, 2002. The increased margins are due to greater efficiencies related to greater beginning backlog.

      General and administrative expenses. General and administrative expenses for the six months ended June 30, 2003 were $1,204,000 compared to $1,373,000 for the six months ended June 30, 2002, a decrease of approximately $169,000 or 12%, a result of the Company's shift of resources from general and administrative expenses to cost of revenues during the six months ended June 30, 2003. As a percentage of revenues, general and administrative expenses decreased to 15.3% for the six months ended June 30, 2003 from 20.2% for the six months ended June 30, 2002.

      Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2003 were $1,181,000 compared to $1,141,000 for the six months ended June 30, 2002, an increase of approximately $40,000 or 4%. This increase is a result of the Company's focus on streamlining its worldwide sales and marketing activities, the investment in senior marketing personnel and its increased focus on worldwide marketing opportunities. As a percentage of revenues, sales and marketing expenses decreased to 15.0% for the six months ended June 30, 2003, from 16.8% for the six months ended June 30, 2002.

      Research and development expenses. Research and development expenses for the six months ended June 30, 2003 were to $593,000 compared to $540,000 for the six months ended June 30, 2002, an increase of $53,000 or 10%, due mainly to the Company's continued expenditures on development activity focused on new software development. As a percentage of revenues, research and development expenses decreased to 7.5% for the six months ended June 30, 2003, from 7.9% for the six months ended June 30, 2002.

      Other income (loss). Other income (loss), net, for the six months ended June 30, 2003 was a loss of approximately $69,000 compared to income of $97,000 for the six months ended June 30, 2002, a difference of approximately $166,000. The 2003 loss is a result of a decrease in the Company's interest income due to a reduction in interest rates and cash balances available for investment, and foreign currency translation losses recognized during the six months ended June 30, 2003.

      Income taxes. Income tax expense for the six months ended June 30, 2003 was $125,000 compared to $140,000 of income tax expense for the six months ended June 30, 2002, a decrease in expense of $15,000. Although no income tax benefit on losses was recorded during the quarter ended June 30, 2003, the Company's income tax expense for the six months ended June 30, 2003 reflects income taxes recorded by its profitable foreign operations.

      Cumulative effect of a change in accounting principle. During the six months ended June 30, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is no longer amortized over its estimated useful life, but is subject to an annual fair value based assessment. This fair value assessment resulted in an impairment of $301,000 at January 1, 2002, which was accounted for as a cumulative effect of a change in accounting principle during the six months ended June, 2002. No such impairment was recognized during the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      During recent years the Company has satisfied its working capital requirements through cash flows from equity financing. Net operating losses recorded in recent years have caused negative cash flows from operating activities.

      Net cash used in operating activities during the six months ended June 30, 2003 was $384,000 compared to $338,000 provided by operating activities during the six months ended June 30, 2002. No significant cash transaction occurred in either period. The Company's net loss, adjusted for non cash items, used $714,000 of operating cash, compared to $1,054,000 used in operating activities during the six months ended June 30, 2002. Changes in the Company's operating assets and liabilities during the six months ended June 30, 2003 provided $330,000 in operating cash compared to $1,392,000 provided in the six months ended June 30, 2002.

      Net cash used in investing activities during the six months ended June 30, 2003 for the purchase of property and equipment was $382,000. Approximately $258,000 of this amount was invested in the Company's new absorber manufacturing facility in Santee California. During the six months ended June 30, 2002 the Company purchased $63,000 in property and equipment.

      The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the six months ended June 30, 2003, approximately 20% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

      The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at June 30, 2003, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE

ITEM 5. OTHER INFORMATION--NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.    EXHIBITS

            31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Israel Adan, President and Chief Executive Officer.

            31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Dave Lubbe, Chief Financial Officer.

            32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Israel Adan, President and Chief Executive Officer.

            32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Dave Lubbe, Chief Financial Officer.

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

                                                     Orbit/FR, Inc.
                                           -------------------------------------
                                                      Registrant
Date:  August 14, 2003                     By: Israel Adan

                                               /s/ Israel Adan
                                           -------------------------------------
                                           President and Chief Executive Officer


Date:  August 14, 2003                     By: Dave Lubbe

                                              /s/  Dave Lubbe
                                           -------------------------------------
                                           Chief Financial Officer

                                INDEX TO EXHIBITS

Number           Description
31.1             Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Israel
                 Adan, President and Chief Executive Officer

31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Dave
                 Lubbe, Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Israel
                 Adan, President and Chief Executive Officer

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Dave
                 Lubbe, Chief Financial Officer