Form 10-Q
period 2003-09-30
ORBIT FR INC
filed 2003-11-14
CIK 1037115

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

         There were 6,084,473 shares of common stock, $.01 par value, outstanding as of November 14, 2003.

================================================================================

                                 ORBIT/FR, INC.

                                      INDEX

                                                                                                                     PAGE NO.
                                                                                                                     --------
PART I.      FINANCIAL INFORMATION

             Item 1.        Consolidated Financial Statements

                            Consolidated Balance Sheets--September 30, 2003
                              (Unaudited) and December 31, 2002....................................................      3

                            Consolidated Statements of Operations--Three and nine months
                              ended September 30, 2003 and 2002 (Unaudited)........................................      4

                            Consolidated Statements of Cash Flows--Nine months
                             ended September 30, 2003 and 2002 (Unaudited).........................................      5

                            Notes to Consolidated Financial Statements
                              (Unaudited)..........................................................................      6

             Item 2.        Management's Discussion and Analysis of Financial
                              Condition and Results of Operations..................................................     11

             Item 3.        Quantitative and Qualitative Disclosure of Market Risk.................................     14

             Item 4.        Controls and procedures................................................................     15

PART II.      Other Information

             Item 1.        Legal Proceedings......................................................................     16

             Item 2.        Changes in Securities and Use of  Proceeds.............................................     16

             Item 3.        Defaults upon Senior Securities........................................................     16

             Item 4.        Submission of Matters to a Vote of Security Holders....................................     16

             Item 5.        Other Information......................................................................     16

             Item 6.        Exhibits and Reports on Form 8-K.......................................................     16

Signatures.........................................................................................................     17

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                                               2003                 2002
                                                                                           -------------        ------------
                                                                                            (UNAUDITED)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                                $   1,796             $ 3,030
   Accounts receivable, less allowance of $267 and $254
     in 2003 and 2002, respectively                                                             2,409               4,160
   Inventory                                                                                    1,337               1,580
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                                   1,107                 683
   Deferred income taxes                                                                          420                 386
   Other                                                                                          549                 302
                                                                                            ---------             -------
Total current assets                                                                            7,618              10,141

Property and equipment, net                                                                     1,297               1,166
Deferred income taxes                                                                             153                 135
Cost in excess of net assets acquired                                                             381                 381
Other                                                                                              16                  52
                                                                                            ---------             -------

Total assets                                                                                $   9,465             $11,875
                                                                                            =========             =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                         $   1,003             $ 1,017
   Accounts payable--Parent                                                                       315                 607
   Accrued expenses                                                                             1,981               1,857
   Customer advances                                                                               68                 159
   Income taxes payable                                                                            48                  42
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                                     340               1,426
   Deferred income taxes                                                                          284                 284
                                                                                            ---------             -------
Total liabilities, all current                                                                  4,039               5,392
                                                                                            ---------             -------

Stockholders' equity:
  Preferred stock: $.01 par value:
     Authorized shares--2,000,000
     Issued and outstanding shares--none                                                           --                  --
  Common stock: $.01 par value:
     Authorized shares--10,000,000
     Issued shares--6,084,473                                                                      61                  61
  Additional paid-in capital                                                                   15,173              15,173
  Accumulated deficit                                                                          (9,565)             (8,508)
  Treasury stock--82,900 shares                                                                  (243)               (243)
                                                                                            ---------             -------
Total stockholders' equity                                                                      5,426               6,483
                                                                                            ---------             -------

Total liabilities and stockholders' equity                                                  $   9,465             $11,875
                                                                                            =========             =======

                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                             --------------------------    --------------------------
                                                 2003           2002           2003          2002
                                                 ----           ----           ----          ----
Contract revenues                            $     4,236    $     2,521    $    12,101    $     9,326

Cost of revenues                                   2,652          1,840          8,201          6,786
                                             -----------    -----------    -----------    -----------

Gross profit                                       1,584            681          3,900          2,540

Operating expenses:

   General and administrative                        623            702          1,828          2,075

   Sales and marketing                               765            507          1,946          1,648

   Research and development                          279            282            872            822
                                             -----------    -----------    -----------    -----------

Total operating expenses                           1,667          1,491          4,646          4,545
                                             -----------    -----------    -----------    -----------

Operating loss                                       (83)          (810)          (746)        (2,005)

Other income, net                                    (16)             7            (85)           104
                                             -----------    -----------    -----------    -----------

Loss before income tax expense (benefit)             (99)          (803)          (831)        (1,901)

Income tax expense (benefit)                         101            (66)           226             74
                                             -----------    -----------    -----------    -----------

Net loss before cumulative effect of
   change in accounting principle                   (200)          (737)        (1,057)        (1,975)

Cumulative effect of change in
   accounting principle                               --             --             --           (301)
                                             -----------    -----------    -----------    -----------

Net loss                                     $      (200)   $      (737)   $    (1,057)   $    (2,276)
                                             ===========    ===========    ===========    ===========

   Basic and diluted loss per share before
     cumulative effect of change in
     in accounting principle                 $     (0.03)   $     (0.12)   $     (0.18)   $     (0.33)

   Cumulative effect of change in
     accounting principle                             --             --             --          (0.05)
                                             -----------    -----------    -----------    -----------
Basic and diluted loss per share             $     (0.03)   $     (0.12)   $     (0.18)   $     (0.38)
                                             ===========    ===========    ===========    ===========
Weighted average number
     common shares - basic and diluted         6,001,573      6,001,573      6,001,573      6,001,573
                                             ===========    ===========    ===========    ===========

                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                              -----------------
                                                                                2003      2002
                                                                                ----      ----
Cash flows from operating activities:
Net loss                                                                      $(1,057)   $(2,276)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                312        333
      Cumulative effect of change in accounting principle                          --        301
      Deferred income tax benefit                                                 (52)       (17)
      Changes in operating assets and liabilities
         Accounts receivable                                                    1,751      2,071
         Inventory                                                                243        242
         Costs and estimated earnings in excess of billings
           on uncompleted contracts                                              (424)      (433)
         Other assets                                                            (247)       (58)
         Accounts payable and accrued expenses                                    110       (145)
         Accounts payable--Parent                                                (292)      (217)
         Income taxes payable                                                       6          2
         Customer advances                                                        (91)      (502)
         Billings in excess of costs and estimated earnings
           on uncompleted contracts                                            (1,086)       544
                                                                              -------    -------

Net cash used in operating activities                                            (827)      (155)

Cash flows from investing activities:
      Purchase of equipment                                                      (443)      (202)
                                                                              -------    -------

Net cash used in investing activities                                            (443)      (202)
                                                                              -------    -------

Cash flows from financing activities:
      Repayment of note receivable                                                 36         36
                                                                              -------    -------

Net cash provided by financing activities                                          36         36
                                                                              -------    -------

Net decrease in cash and cash equivalents                                      (1,234)      (321)
Cash and cash equivalents at beginning of period                                3,030      4,413
                                                                              -------    -------
Cash and cash equivalents at end of period                                    $ 1,796    $ 4,092
                                                                              =======    =======

Supplemental disclosures of cash flow information:
Net cash paid during the period for income taxes                              $   213    $   269
                                                                              =======    =======

                             See accompanying notes.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

         The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Form 10-K and the amendment thereto on Form 10K/A for the year ended December 31, 2002, filed on March 31, 2003 and April 30, 2003, respectively, with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2002.

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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Share

         Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three and nine months ended September 30, 2003 and 2002 because the effect of these securities is antidilutive.

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

4. INVENTORY

         Inventory consisted of the following:

                             SEPTEMBER 30,          DECEMBER 31,
                                 2003                   2002
                             ------------           -----------
                              (UNAUDITED)
Work-in-process                 $   826                $  973
Parts and components                511                   607
                                -------                ------
                                $ 1,337                $1,580
                                =======                ======

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                    SEPTEMBER 30,   DECEMBER 31,
                                        2003            2002
                                    -------------   ------------
                                     (UNAUDITED)
Lab and computer equipment             $2,349          $1,972
Office equipment                          939           1,158
Transportation equipment                  349             336
Furniture and fixtures                     38              44
Leasehold improvements                    281             320
                                       ------          ------
                                        3,956           3,830
Less accumulated depreciation           2,659           2,664
                                       ------          ------
Property and equipment, net            $1,297          $1,166
                                       ======          ======

6. ACCRUED EXPENSES

Accrued expenses consists of the following:

                                 SEPTEMBER 30,          DECEMBER 31,
                                    2003                   2002
                                 -------------          ------------
                                 (UNAUDITED)
Accrued contract costs             $    364              $    381
Accrued compensation                    893                   758
Accrued commissions                     126                    99
Accrued royalties                       112                   114
Accrued warranty                        304                   293
Other accruals                          182                   212
                                   --------              --------
                                   $  1,981              $  1,857
                                   ========              ========

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. LONG-TERM CONTRACTS

                                                         SEPTEMBER 30,     DECEMBER 31,
                                                             2003              2002
                                                         ------------      -----------
                                                         (UNAUDITED)
Accumulated expenditures on uncompleted contracts          $ 12,839          $  9,796
Estimated earnings thereon                                      203              (136)
                                                           --------          --------
                                                             13,042             9,660
Less: applicable progress billings                           12,275            10,403
                                                           --------          --------
   Total                                                   $    767          $   (743)
                                                           ========          ========

The long-term contracts are shown in the accompanying balance sheets as follows:

                                                      SEPTEMBER 30,     DECEMBER 31,
                                                          2003             2002
                                                      ------------      -----------
                                                      (UNAUDITED)
Costs and estimated earnings on uncompleted
  contracts in excess of billings                       $ 1,107           $   683
Billings on uncompleted contracts in excess of
  costs and estimated earnings                             (340)           (1,426)
                                                        -------           -------
                                                        $   767           $  (743)
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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three and nine months ended September 30, 2003 and 2002.

Three months ended September 30, 2003              North America       Europe            Asia             Total
-----------------------------------------          -------------       ------            ----             -----
  Sales to unaffiliated customers                     $ 1,667          $   715          $ 1,854          $ 4,236
  Cost of sales to unaffiliated customers               1,008              486            1,158            2,652
                                                      -------          -------          -------          -------
  Gross profit unaffiliated customers                 $   659          $   229          $   696          $ 1,584
                                                      =======          =======          =======          =======

Three months ended September 30, 2002              North America       Europe             Asia            Total
-----------------------------------------          -------------       ------             ----            -----
  Sales to unaffiliated customers                     $   884          $   581          $ 1,056          $ 2,521
  Cost of sales to unaffiliated customers                 643              502              695            1,840
                                                      -------          -------          -------          -------
  Gross profit unaffiliated customers                 $   241          $    79          $   361          $   681
                                                      =======          =======          =======          =======

Nine months ended September 30, 2003               North America       Europe             Asia            Total
-----------------------------------------          -------------       ------             ----            -----
  Sales to unaffiliated customers                     $ 6,051          $ 1,612          $ 4,438          $12,101
  Cost of sales to unaffiliated customers               4,173            1,364            2,664            8,201
                                                      -------          -------          -------          -------
  Gross profit unaffiliated customers                 $ 1,878          $   248          $ 1,774          $ 3,900
                                                      =======          =======          =======          =======

Nine months ended September 30, 2002               North America       Europe             Asia            Total
-----------------------------------------          -------------       ------             ----            -----
  Sales to unaffiliated customers                     $ 3,207          $ 2,147          $ 3,972          $ 9,326
  Cost of sales to unaffiliated customers               2,395            1,943            2,448            6,786
                                                      -------          -------          -------          -------
  Gross profit unaffiliated customers                 $   812          $   204          $ 1,524          $ 2,540
                                                      =======          =======          =======          =======

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

RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

                                                THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                   SEPTEMBER 30,                              SEPTEMBER 30,
                                              ----------------------                      ---------------------
                                              2003             2002                       2003             2002
                                              ----             -----                      ----             ----
Revenues                                      100.0%           100.0%                     100.0%           100.0%
Gross profit                                   37.4             27.0                       32.2             27.2
General and
     administrative                            14.7             27.8                       15.1             22.2
Sales and marketing                            18.1             20.1                       16.1             17.7
Research and development                        6.6             11.2                        7.2              8.8
Operating loss                                 (2.0)           (32.1)                      (6.2)           (21.5)
Loss before
  income taxes                                 (2.3)           (31.9)                      (6.9)           (20.4)
Net loss                                       (4.7)           (29.2)                      (8.7)           (24.4)

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002.

         Revenues. Revenues for the three months ended September 30, 2003 were approximately $4.2 million compared to approximately $2.5 million for the three months ended September 30, 2002, an increase of approximately $1.7 million or 68%. Revenues from the defense, wireless, university and EMC markets increased approximately $1.2 million, $507,000, $80,000, and $31,000, respectively. Revenues from the satellite and automotive markets decreased approximately $139,000 and $12,000, respectively. Geographically, the Company realized increased revenues in all market segments. Revenues for the three months ended September 30, 2003 from Asia, North America, and Europe increased approximately $798,000, 783,000 and $134,000, respectively over prior year levels. The increase in revenues is primarily a result of significant completion of North American defense and Asian and European wireless contracts in the three months ended September 30, 2003.

         Cost of revenues. Cost of revenues for the three months ended September 30, 2003 were approximately $2.7 million compared to approximately $1.8 million for the three months ended September 30, 2002. Gross margins increased to 37% for the three months ended September 30, 2003 from 27% for the three months ended September 30, 2002. The increased margins are a result of increased productivity recognized on large North American Defense, and Asian wireless contracts.

         General and administrative expenses. General and administrative expenses for the three months ended September 30, 2003 were $623,000 compared to $702,000 for the three months ended September 30, 2002, a decrease of $79,000 or 11%, a result of the Company's shift of resources from general and administrative to production activities during the three months ended September 30, 2003. As a percentage of revenues, general and administrative expenses decreased to 14.7 % for the three months ended September 30, 2003 from 27.8% for the three months ended September 30, 2002.

         Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2003 were $765,000 compared to $507,000 for the three months ended September 30, 2002, an increase of $258,000 or 51%. This increase is a result of the Company's investment in senior marketing personnel in Europe and Asia, and marketing materials in the U.S. As a percentage of revenues, sales and marketing expenses decreased to 18.1 % for the three months ended September 30, 2003, from 20.1 % for the three months ended September 30, 2002.

         Research and development expenses. Research and development expenses for the three months ended September 30, 2003 were $279,000 compared to $282,000 for the three months ended September 30, 2002, a decrease of $3,000 or 1%. As a percentage of revenues, research and development expenses decreased to 6.6% for the three months ended September 30, 2003, from 11.2% for the three months ended September 30, 2002.

         Other income (loss). Other income (loss), net, for the three months ended September 30, 2003 was a loss of approximately $16,000 compared to income of $7,000 for the three months ended September 30, 2002, a difference of $23,000. The 2003 loss is a result of a decrease in the Company's interest income due to a reduction in interest rates and cash balances available for investment, and foreign currency translation losses recognized during the three months ended September 30, 2003.

         Income taxes. Income tax expense for the three months ended September 30, 2003 was $101,000 compared to a $66,000 income tax benefit for the three months ended September 30, 2002, an increase in expense of $167,000. Although no income tax benefit on losses was recorded during the quarter ended September 30, 2003, the Company's income tax expense for the three months ended September 30, 2003 reflects income taxes recorded by its profitable foreign operations.

         Cumulative effect of a change in accounting principle. During the three months ended March 31, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is no longer amortized over its estimated useful life, but is subject to an annual fair value based assessment. This fair value assessment resulted in an impairment of $301,000 at January 1, 2002, which was accounted for as a cumulative effect of a change in accounting principle during the three months ended March 31, 2002. No such impairment was recognized during the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

         Revenues. Revenues for the nine months ended September 30, 2003 were approximately $12.1 million compared to approximately $9.3 million for the nine months ended September 30, 2002, an increase of approximately $2.8 million or 30%. Revenues from the defense, satellite, and automotive markets increased approximately $3.5 million, $446,000, and $57,000, respectively. Revenues from the wireless, university and EMC markets decreased approximately $1.0 million, $127,000 and $105,000, respectively. Geographically, revenues from North America and Asia increased approximately $2.8 million, and $466,000, respectively, while revenues from Europe decreased approximately $535,000 from prior year levels. The increase in revenues are primarily a result of significant completion of North American defense and Asian satellite contracts in the nine months ended September 30, 2003. European and Asian wireless revenues recognized during the nine months ended September 30, 2002 were not completely replaced during 2003.

         Cost of revenues. Cost of revenues for the nine months ended September 30, 2003 were approximately $8.2 million compared to approximately $6.8 million for the nine months ended September 30, 2002, an increase of approximately $1.4 million. Gross margins increased to 32.2% for the nine months ended September 30, 2003 from 27.2% for the nine months ended September 30, 2002. The increased margins are due to greater efficiencies related to greater beginning backlog and increased productivity recognized on large North American Defense, and Asian wireless contracts.

         General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2003 were approximately $1.8 million compared to approximately $2.1 million for the nine months ended September 30, 2002, a decrease of approximately $300,000 or 12%, a result of the Company's shift of resources from general and administrative expenses to cost of revenues during the nine months ended September 30, 2003. As a percentage of revenues, general and administrative expenses decreased to 15.1% for the nine months ended September 30, 2003 from 22.2% for the nine months ended September 30, 2002.

         Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2003 were approximately $1.9 million compared to approximately $1.6 million for the nine months ended September 30, 2002, an increase of approximately $300,000 or 18%. This increase is a result of the Company's focus on streamlining its worldwide sales and marketing activities, the investment in senior marketing personnel and its increased focus on worldwide marketing opportunities. As a percentage of revenues, sales and marketing expenses decreased to 16.1% for the nine months ended September 30, 2003, from 17.7% for the nine months ended September 30, 2002.

         Research and development expenses. Research and development expenses for the nine months ended September 30, 2003 were $872,000 compared to $822,000 for the nine months ended September 30, 2002, an increase of $50,000 or 6%, due mainly to the Company's continued expenditures on development activity focused on new software development. As a percentage of revenues, research and development expenses decreased to 7.2% for the nine months ended September 30, 2003, from 8.8% for the nine months ended September 30, 2002.

         Other income (loss). Other income (loss), net, for the nine months ended September 30, 2003 was a loss of $85,000 compared to income of $104,000 for the nine months ended September 30, 2002, a difference of approximately $189,000. The 2003 loss is a result of a decrease in the Company's interest income due to a reduction in interest rates and cash balances available for investment, and foreign currency translation losses recognized during the nine months ended September 30, 2003.

         Income taxes. Income tax expense for the nine months ended September 30, 2003 was $226,000 compared to $74,000 for the nine months ended September 30, 2002, an increase in expense of $152,000. Although no income tax benefit on losses was recorded during the quarter ended September 30, 2003, the

Company's income tax expense for the nine months ended September 30, 2003 reflects income taxes recorded by its profitable foreign operations.

         Cumulative effect of a change in accounting principle. During the nine months ended September 30, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is no longer amortized over its estimated useful life, but is subject to an annual fair value based assessment. This fair value assessment resulted in an impairment of $301,000 at January 1, 2002, which was accounted for as a cumulative effect of a change in accounting principle during the nine months ended September 30, 2002. No such impairment was recognized during the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         During recent years the Company has satisfied its working capital requirements through cash flows from equity financing. Net operating losses recorded in recent years have caused negative cash flows from operating activities.

         Net cash used in operating activities during the nine months ended September 30, 2003 was $827,000 compared to $155,000 used in operating activities during the nine months ended September 30, 2002. No single significant cash transaction occurred in either period. The Company's net loss, adjusted for non cash items, used $797,000 of operating cash, compared to approximately $1.7 million used in operating activities during the nine months ended September 30, 2002. Changes in the Company's operating assets and liabilities during the nine months ended September 30, 2003 used $30,000 in operating cash compared to $1.5 million provided in the nine months ended September 30, 2002.

         Net cash used in investing activities during the nine months ended September 30, 2003 for the purchase of property and equipment was $443,000. Approximately $265,000 of this amount was invested in the Company's new absorber manufacturing facility in Santee California. During the nine months ended September 30, 2002 the Company purchased $202,000 in property and equipment.

         The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the nine months ended September 30, 2003, approximately 20% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

         The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at September 30, 2003, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

ITEM 4. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of September 30, 2003, have concluded that the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

         There has not been any change in the Company's internal controls over financial reporting during the three months ended September 30, 2003 that materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

                                                    ORBIT/FR, INC.
                                         ---------------------------------------
                                                 Registrant

Date  November 14, 2003
                                                 By: /s/ Israel Adan
                                         ---------------------------------------
                                          President and Chief Executive Officer

Date: November 14, 2003                          By: /s/  Dave Lubbe
                                         ---------------------------------------
                                                Chief Financial Officer

                                INDEX TO EXHIBITS

Number                   Description
------                   -----------
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