Form 10-K
period 2003-12-31
ORBIT FR INC
filed 2004-03-30
CIK 1037115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                     Common Stock, par value $.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .[ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

         Yes [ ]    No  [X]

         As of June 30, 2003, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $966,661 (based on the closing price of the Common Stock on June 30, 2003 of $0.42 per share). The information provided shall in no way be construed as an admission that any officer, director, or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission. As of March 31, 2004, 6,001,573 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

  (Specific sections incorporated are identified under applicable items herein)

         Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 333-25015) filed with the Commission on April 11, 1997, Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on May 19, 1997, Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Commission on June 5, 1997, the company's Annual Report on Form 10-K filed on March 31, 2001 and the Company's Annual Report on Form 10-K filed on March 31, 2003 are incorporated by reference as Exhibits in Part IV of this Report.

                                 ORBIT/FR, INC.

                                      INDEX

                                                                                                        PAGE NO.
                                                                                                        --------
PART I.

      Item 1.     Business..............................................................................    4

      Item 2      Properties............................................................................   14

      Item 3      Legal Proceedings.....................................................................   14

      Item 4      Submission of Matters to a Vote of Security Holders ..................................   15

      Item 4.1    Executive Officers and Key Employees..................................................   15

PART II.

      Item 5      Market for the Registrant's Common Equity and Related Stockholder Matters.............   17

      Item 6      Selected Financial Data...............................................................   18

      Item 7      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations............................................................................   18

      Item 7a     Quantitative and Qualitative Disclosure About Market Risk.............................   25

      Item 8      Financial Statements and Supplementary Data...........................................   25

      Item 9      Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosures...........................................................................   25

      Item 9a     Controls and Procedures...............................................................   26

PART III

      Item 10     Directors and Executive Officers of the Registrant....................................   26

      Item 11     Executive Compensation................................................................   29

      Item 12     Security Ownership of Certain Beneficial Owners and Management........................   31

      Item 13     Certain Relationships and Related Transactions........................................   34

PART IV

      Item 14     Principle Accountant Fees and Services................................................   35

      Item 15     Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................   35

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

ITEM 1. BUSINESS

GENERAL

         ORBIT/FR, Inc. ("ORBIT/FR" or the "Company") develops, markets and supports sophisticated automated microwave test and measurement systems for the aerospace/defense, wireless communications, satellite, and automotive industries and manufactures anechoic foam, a microwave absorbing material that is an external component of microwave test and measurement systems. Products such as cellular phones, satellites, radio transmitters, and global positioning system ("GPS") receivers depend on the reliable and efficient transmission and reception of microwave signals in order to communicate. By utilizing the Company's systems to measure the critical performance characteristics of microwave signals, wireless manufacturers and service providers within these industries can improve quality and time-to-market, lower the risk of failure and underperformance and reduce costs.

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

         The Company markets and sells its systems to customers in the United States and throughout the world. Within its targeted industries, the Company's customers include manufacturers of wireless systems and products, such as Motorola, Nokia and Ericsson; aerospace/defense systems integrators and product manufacturers that incorporate microwave technology, such as Lockheed Martin, Raytheon, Northrop Grumman, BAE, and Boeing; telecommunications service providers that rely on microwave technology, such as AT&T, NTT and British Telecom; and automobile and automotive subassembly manufacturers. The Company's customers also include the United States government and several foreign governments.

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

         On September 13, 1999, the Company announced that it had reached a Plea Agreement with the U.S. Attorney's Office to settle an investigation of the Company's export practices. As a result of the plea, the Company's export license applications for munitions list products became subject to a denial policy under the International Traffic in Arms Regulations (ITAR) effective as of November 2, 1999. The Company applied for reinstatement of its ITAR export privileges and hopes to qualify for such reinstatement based upon its present internal policies, procedures, and compliance with all applicable export law.

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

INDUSTRY OVERVIEW

         The need for microwave test and measurement systems and products expanded rapidly during the 1960's and 1970's in conjunction with the growth and increased sophistication of the aerospace/defense industry in the United States and Western Europe. In the last 25 years, this need for test and measurement products and systems has expanded beyond aerospace/defense applications to all aspects of modern telecommunications, including personal wireless communications devices, satellite-based communications systems and "smart" automobiles. This expansion has occurred in conjunction with a growing desire among companies to focus on their core competencies and outsource many non-core functions such as the development and manufacture of microwave test and measurement systems.

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

         AEROSPACE/DEFENSE. The need within the aerospace/defense community for accurate and secure communications and tracking systems led to the emergence of microwave test and measurement companies in the 1960's. Recent growth in Homeland Security and Department of Defense budgets are expected to provide additional opportunities for the Company.

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

         The Company offers a wide range of standard and custom microwave test and measurement solutions for specialized aerospace/defense-related testing, cellular/PCS handset testing, cellular base station testing, satellite testing, and automotive testing. The Company's products include test and measurement software, microwave receivers, positioner subsystems, as well as other microwave products, all of which are typically incorporated into the Company's systems. The Company's proprietary software supports the Company's own test and measurement products as well as those manufactured by third parties. The Company's engineers and other technical staff use their broad expertise to assess and understand their customers' specific microwave test and measurement needs, process orders quickly, keep delivery time to a minimum, provide comprehensive customer support and release new software on a regular basis.

THE ORBIT/FR STRATEGY

         The Company's objective is to strengthen its leadership position in automated microwave test and measurement systems while developing products and systems for a broader range of microwave applications. The principal elements of the Company's strategy to reach its objective are:

         OFFERING COMPREHENSIVE TURNKEY SOLUTIONS TO CUSTOMERS. Within the microwave test and measurement market, new and existing customers increasingly desire to purchase comprehensive, turnkey test and measurement systems from a single provider. The Company addresses this desire by providing engineering and project management services, by offering an increasingly broad product line and by maintaining close relationships with outside component suppliers. Additionally, the Company may periodically acquire companies with complementary products and services that can be integrated with the Company's existing or proposed products and systems, as it has with acquisitions of Flam & Russell and AEMI. By acquiring suppliers of key components of microwave test and measurement systems that the Company does not already provide, the Company believes, but cannot assure that it will be able to increase gross margins.

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

         CONTINUED FOCUS ON EXPANDING U.S. AEROSPACE/DEFENSE MARKET. As a result of its strong reputation and extensive product line, the Company maintains a strong relationship with the U.S. Government. With expected increases in Homeland Security and Defense Department budgets, the Company expects to expand this relationship.

         PURSUING GROWTH IN INTERNATIONAL MARKETS. Approximately 52% and 62% of the Company's revenues during 2003 and 2002 respectively were derived from international customers. The Company believes that in addition to domestic growth as a result of increases in Defense Department and Homeland Security budgets, the international microwave test and measurement marketplace will also grow over the next several years, due in large part to worldwide economic development, governmental policies aimed at improving the communications infrastructure in developing countries and the increasing globalization of commerce. The Company is devoting significant efforts to increasing its share of the international market for microwave test and measurement systems by strengthening and expanding its sales network through the establishment of foreign sales and customer service centers and the appointment of additional international sales representatives. In addition, the Company believes it has a competitive advantage due to the duty-free status of its products manufactured in Israel and sold into the European Union. As fully detailed under History on page 6, the vast majority of the Company's products fall under the jurisdiction of the Commerce Department and therefore are not be subject to the State Department's non-discretionary policy of denying the Company's license applications.

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

SYSTEMS AND PRODUCTS

         Since its founding, the Company has expanded from distributing individual microwave test and measurement components to providing turnkey solutions, which can include chamber design, RF absorbing materials, antenna measurement and/or RCS subsystems, RF test equipment and software suites, and a wide range of microwave test and measurement solutions. Components of an ORBIT/FR automated microwave test and measurement system include proprietary software and hardware products which can be combined into standard or customized configurations to meet customers' specific needs. One of the Company's principal strengths is its experienced design team that solves complex technical and practical problems.

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

         Planar Scanners. A planar scanner is a rectangular device that enables a probe antenna to be moved along an x- and y-axis so that its position at any time is known and can be exactly replicated. Planar scanners are mounted to enable the probe to be moved throughout the height and width dimensions of the scanner. Scanners enable test engineers to accurately and reliably analyze many aspects of the microwave signals radiating from the antenna or device under test. The Company offers 24 standard scanners ranging in size from 3 feet x 3 feet to over 100 feet x 100 feet.

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

         The Company generates sales leads for new customers through referrals from existing customers and other industry suppliers, its reputation in the industry, its on-line catalog (found at WWW.ORBITFR.COM), advertising in trade publications, participation in conferences and trade shows, and on the World Wide Web.

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

CUSTOMERS

         The Company has performed several hundred world wide installations for customers in the aerospace/defense, wireless communications, satellite, and automotive industries. Representative customers that have purchased systems from the Company include:

      Aerospace/Defense...................  Aerospatiale, Allgon, Ball
                                            Aerospace, Boeing, BAE Systems,
                                            Dassault, Elta, Ericsson Microwave,
                                            General Electric, Israel Aircraft
                                            Industry, ITT Avionics, JPL,
                                            Lockheed Martin/Loral, Mitsubishi
                                            Heavy Industries, NASA,
                                            Northrop-Grumman, Nurad, Pratt &
                                            Whitney, Racal Avionics, Raytheon,
                                            Rockwell International, SAAB
                                            Missiles, SPAR Aerospace, Texas
                                            Instruments, Tracor/AEL and the
                                            United States Air Force, Army and
                                            Navy.

      Wireless Communications.............  Alcatel, Andrew, AT&T, Bell
                                            Atlantic, BAE, Bosch, Celwave,
                                            Chelton, Daewoo, Ericsson, GTE, IBM,
                                            ITT, Korea Mobile Telecom, Lucent
                                            Technologies, Motorola, NEC, Nokia,
                                            Northern Telecom, NTT, Qualcomm,
                                            RCA, SiemensPlessey, Thales
                                            Antennas, Telebras and Tenovis.

      Satellite ..........................  Astrium, DASA, Elenia Spazio,
                                            Harris, Lockheed Martin, Space
                                            Systems/Loral, Raytheon and TRW.

      Automotive..........................  BMW, Daimler-Chrysler, Ford, Fuba,
                                            Mitsubishi, SAAB, Samsung and
                                            Toyota.

         The Company's customers are located in the Americas (the United States, Canada, Brazil and Argentina), Europe (the United Kingdom, France, Germany, Israel, Italy, Holland, Spain, Austria, Denmark, Poland, Finland, Norway, Sweden, Switzerland and Portugal) and throughout the rest of the world (Japan, Korea, Thailand, Taiwan, Singapore, Indonesia, Australia and South Africa). See
Note 7 of the Notes to Consolidated Financial Statements for a discussion of the geographic concentration of the Company's revenues. For each of the years ended December 31, 2003, and 2002 one customer accounted for 11% of the Company's revenues.

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

BACKLOG

         At December 31, 2003 and 2002, the Company's backlog was approximately $12.7 million and $9.0 million, respectively. The Company includes in backlog only those orders for which it has received and accepted a completed purchase order. Such orders are generally subject to cancellation by the customer with payment of a specified charge. The delivery lead time on the Company's products and systems generally averages approximately three months, but can be as short as a few days and as long as 12 months or more. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential shipment delays, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

RESEARCH AND DEVELOPMENT

         The Company believes that its future success depends on its ability to adapt to rapidly changing technological circumstances within the industries it serves and to continue to meet the needs of its customers. Accordingly, the timely development and introduction of new products is essential to maintain the Company's competitive position. Utilizing its internal research and development staff, augmented by external consultants, the Company develops all of its products in-house. A significant portion of the Company's research and development efforts has been conducted in direct response to the specific requirements of customers' orders, and, accordingly, such amounts are included in the cost of sales when incurred and the related funding is included in net revenues at such time. Research and development expenses of the Company for fiscal years ended December 31, 2003, 2002 and 2001 were $1,132,000, $1,144,000 and $1,142,000 respectively.

COMPETITION

         The Company believes that its current systems and products compete effectively with the systems and products offered by its competitors on the basis of product functionality, speed and accuracy, reliability, price, ease of use and technical support. The market for automated microwave test and measurement products, systems and services, however, is highly competitive and is characterized by continuing advances in products and technologies.. These companies also have established relationships with current and potential customers of the Company. The Company also competes, on a limited basis, with the internal development groups of its existing and potential customers, many of whom design and develop parts of their own microwave test and measurement systems. The Company's business, operating results and financial condition could be materially adversely affected by such competition. The Company's primary competitors in the microwave test and measurement market are MI Technology (formerly Scientific Atlanta's microwave division), Nearfield Systems, Inc., ETS , and March Microwave.

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

EMPLOYEES

         As of December 31, 2003, the Company had a total of 82 employees. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

         The Company occupies approximately 18,000 square feet of space at its headquarters in Horsham, Pennsylvania under a lease expiring in October 2008. The current annual base rent is approximately $124,000. The Company also maintains sales, engineering, technical support and program management facilities in Israel and Germany, and its manufacturing facilities in Santee, California. The Company's current aggregate annual rental expenses for these additional facilities are approximately $365,000.

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

         On November 2, 1999, the Company announced that pursuant to Section 38(g)(4) of the Arms Export Control Act, its export license applications for Munitions List products were subject to a denial policy under the International Traffic in Arms Regulations (ITAR), effective as of November 2, 1999, as a result of the Plea Agreement. As a result of the U.S. State Department's approval of the Company's Commodity Jurisdiction, announced by the Company on March 5, 2000, the vast majority of the Company's products are not subject to the State Department's non-discretionary policy of denying license applications. The Company has submitted a formal request seeking reinstatement of its export privileges.

         The Company is currently seeking to re-establish its International Traffic in Arms (ITAR) export privileges, denied since November 1999, through a settlement with the U.S. Department of State. The Company has been informed that any such settlement will involve the payment of a civil penalty which cannot be currently estimated.

         The Company is not currently subject to any additional material legal proceedings and is not aware of any other threatened litigation unasserted claims or assessments that could have a material adverse effect on the Company's business, operating results, or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4.1 EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table sets forth certain information regarding the Company's executive officers, and certain key employees.

     NAME           AGE                     POSITION
     ----           ---                     --------
Ze'ev Stein         51    Chairman
Israel Adan         53    President, Chief Executive Officer
Dave Lubbe          40    Chief Financial Officer
John Aubin          50    Vice President, Chief Technology Officer
Moshe Pinkasy       53    Managing Director, Engineering
Marcel Boumans      45    Managing Director, GmbH
Gabriel Sanchez     52    President, AEMI
Mark Bates          33    Vice President, Software Development - USA
William Campbell    48    Vice President Engineering and Program Management

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

         William Campbell joined the Company as Vice President, Engineering and Program Management in December 2001. Mr. Campbell managed Optical Transponder development and production activities at JDS Uniphase Transmission Systems Division from 2000 to 2002. Prior to that Mr. Campbell worked for BAE systems where he served as Business Area Director of High Power Transmission Systems, and other various program management activities during his 13 years at the company.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         On April 11, 2003, the Company's Common Stock was delisted from the Nasdaq Stock Market and began trading on the electronic over-the-counter quotation system of the National Association of Securities Dealers (the "NASD"), the Over-the-Counter Bulletin Board (the "OTCBB") under the symbol "ORFR." The OTCBB is a regulated quotation service for subscribing members of the NASD that displays the real-time quotes, last-sale prices and volume information in over-the-counter securities. The OTCBB market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         The following table sets forth the high and low bid prices per share for the Common Stock for the periods indicated below as reported to the NASD by the NASD's member firms. For the first quarter of 2003 the table includes the high and low sale prices per share for the Common Stock reported by Nasdaq.

                                             2003                      2002
                                             ----                      ----
YEAR ENDED DECEMBER 31,               HIGH          LOW          HIGH          LOW
                                      ----          ---          ----          ---
   First Quarter                      $0.46         $0.20        $0.78        $0.45

   Second Quarter                     $1.00         $0.19        $1.06        $0.49

   Third Quarter                      $0.90         $0.42        $0.79        $0.39

   Fourth Quarter                     $1.63         $0.61        $0.48        $0.25

         On March 7, 2004, there were 34 holders of record o f the Company's Common Stock. Based on information received by the Company from its stock transfer agent, the Company believes that there are approximately 2,000 beneficial owners of its Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data:
(amounts in thousands, except per share data)

                                                                                  Year Ended December 31,
                                                                  -----------------------------------------------------
                                                                    2003        2002        2001       2000      1999
                                                                    ----        ----        ----       ----     ------
Contract revenues                                                 $15,966      $13,053     $18,612    $16,862   $12,923
Cost of revenues                                                   10,682        9,312      13,589     11,563    11,242
                                                                  -------      -------     -------    -------   -------
Gross profit                                                        5,284        3,741       5,023      5,299     1,681
                                                                  -------      -------     -------    -------   -------

General and administrative                                          2,554        2,764       3,197      2,523     2,512
Sales and marketing                                                 2,726        2,324       2,093      2,471     2,073
Research and development                                            1,132        1,144       1,142        984       750
                                                                  -------      -------     -------    -------   -------
Total operating expenses                                            6,412        6,232       6,432      5,978     5,335
                                                                  -------      -------     -------    -------   -------
Operating loss                                                     (1,128)      (2,491)     (1,409)      (679)   (3,654)
Other income (loss), net                                              (73)          59          82        286       427
                                                                  -------      -------     -------    -------   -------
Loss before income taxes                                           (1,201)      (2,432)     (1,327)      (393)   (3,227)
Income tax expense                                                    134          145         669        195       183
                                                                  -------      -------     -------    -------   -------
Net loss before cumulative effect of
     change in accounting principle                                (1,335)      (2,577)     (1,996)      (588)   (3,410)

Cumulative effect of change in
     accounting principle                                               -         (301)          -          -         -
                                                                  -------      -------     -------    -------   -------

Net loss                                                          $(1,335)       2,878)    $(1,996)   $  (588)  $(3,410)
                                                                  =======      =======     =======    =======   =======

Basic and diluted loss per share before cumulative
  effect of change in accounting principle                        $  (.22)     $  (.43)    $  (.33)   $  (.10)  $  (.57
                                                                  =======      =======     =======    =======   =======

Basic and diluted loss per share                                  $  (.22)     $  (.48)    $  (.33)   $  (.10)  $  (.57)
                                                                  =======      =======     =======    =======   =======

Consolidated Balance Sheet Data:
(amounts in thousands)

                                                                                         December 31,
                                                                                         ------------
                                                                   2003          2002       2001        2000      1999
                                                                   ----          ----       ----        ----      ----
Working capital                                                   $ 3,221      $ 4,749     $ 7,037    $ 8,626   $ 9,154
Total assets                                                      $11,260      $11,875     $14,126    $16,210   $17,768
Stockholders' equity                                              $ 5,148     $  6,483     $ 9,361    $11,383   $11,937

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

         Revenues. Revenues for the year ended December 31, 2003 were approximately $16.0 million compared to approximately $13.1 million for the year ended December 31, 2002, an increase of approximately $2.9 million or 22%. Revenues from the defense, satellite and automotive markets increased approximately $4.0 million, $464,000, and $98,000, respectively. Revenues from the wireless, electromagnetic compatibility (EMC), higher education markets decreased approximately $949,000, $370,000, and $303,000, respectively. Geographically, revenues from North America, Asia, and Europe increased $2.7 million, $150,000 and $43,000 respectively. Increased 2003 defense revenues were a result of the completion of several significant U.S. defense contracts, while 2003 satellite revenues increased in Asia. European and Asian wireless revenues recognized during 2002 were not completely replaced during 2003.

         Cost of revenues. Cost of revenues for the year ended December 31, 2003 were approximately $10.7 million compared to approximately $9.3 million for the year ended December 31, 2002. Gross margin percentage for the year ended December 31, 2003 increased to 33.1% from 28.7% for the year ended December 31, 2002. The increased margins are due primarily to greater efficiencies related to greater beginning backlog and increased productivity recognized on large U.S. defense and Asian satellite contracts.

         General and administrative expenses. General and administrative expenses for the year ended December 31, 2003 totaled approximately $2.6 million compared to approximately $2.8 million for the year ended December 31, 2002, a decrease of approximately $200,000 due primarily to the Company's reallocation of existing resources to sales and marketing and other operational activities. As a percentage of revenues, general and administrative expenses decreased to 16.0% for the year ended December 31, 2003, down from 21.2% for the year ended December 31, 2002.

         Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2003 were $2.7 million compared to $2.3 million for the year ended December 31, 2002. The current year increase is a result of the Company's investment in senior marketing personnel and increases in advertising, trade show, and publication costs. As a percentage of revenues, sales and marketing expenses decreased to 17.1% for the year ended December 31, 2003, from 17.8% for the year ended December 31, 2002.

         Research and development expenses. Research and development expenses for the years ended December 31, 2003 and 2002 were $1.1 million. These costs represent the Company's continuing efforts in the development of its 959Spectrum software suite and improve its existing compact range technology.

         Other income (loss). Other income (loss), net, for the year ended December 31, 2003 was a loss of approximately $73,000 compared to an income of $59,000 for the year ended December 31, 2002, a difference of approximately $132,000. This decrease is primarily a result of the reduction in the Company's cash balances available for investment, declining interest rates, and foreign currency losses recognized during 2003.

         Income taxes. Income tax expense for the year ended December 31, 2003 was $134,000 compared to $145,000 of income tax expense for the year ended December 31, 2002, a decrease in expense of $11,000. The Company records income tax expense on profitable operations and income tax benefits on losses recorded by its foreign subsidiaries where applicable.

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

         Net cash used in operating activities during the year ended December 31, 2003 was $35,000, compared to $1.2 million for the year ended December 31, 2002. The most significant use of cash in operating activities during the year ended December 31, 2003 came from the Company's $1.3 million net loss. The Company's most significant contributions to cash provided by operating activities resulted from reductions in the accounts receivable balances of approximately $134,000, and increases in accounts payable and accrued expenses, customer advances, and billings in excess of costs and estimated earnings on uncompleted contracts of $584,000, $297,000, and $431,000, respectively. Significant uses of cash in operating activities included the increase in other assets and decrease in accounts payable-Parent of $163,000 and $410,000, respectively.

         Net cash used in investing activities during the year ended December 31, 2003 was $634,000. Approximately $262,000 of this amount was invested in anechoic foam manufacturing equipment at the Company's new Santee CA facility. Net cash used in investing activities during the year ended December 31, 2002 was $270,000, and related to purchases of property and equipment.

         The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the year ended December 31, 2003, approximately 74% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

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

         In August 2001, the FASB issued SFAS No.143 "Accounting For Asset Retirement Obligations." This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position, results of operations, or cash flows.

         In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," related to the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position, results of operations or cash flows.

         In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This new standard did not impact the Company in 2003.

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

         RISKS ASSOCIATED WITH INTERNATIONAL SALES. In 2003 and 2002, international sales comprised approximately 52% and 62% of the Company's total sales, and the Company expects its international business to continue to account for a material part of its revenues. International sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. The non discretionary three year denial policy for Munitions List items stemming from the U.S. Customs Plea agreement, further restricts future exports. This action was materially limited, when on March 5, 2000, the State Department notified the Company that it's Commodities Jurisdiction request submitted in 1998 was approved. The approval removes the vast majority of the Company's antenna measurement software products and systems from the US Munitions List. These products now fall under the jurisdiction of the Commerce Department and therefore would not be subject to the State department's non discretionary policy of denying license applications. Although the export process will become much more efficient under Commerce regulations effective March 1, 2000, there can be no assurance that the Company will be able to continue to compete successfully in international markets or that its international sales will be profitable. Approximately 74% of the Company's sales in 2003 were denominated in U.S. dollars. Accordingly, the Company believes that it does not have significant exposure to fluctuations in currency. However, fluctuations in currency could adversely affect the Company's customers.

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

         MARKET FOR COMMON STOCK. The Company's Common Stock is traded on the OTCBB, which limits exposure to market analysts and, in turn, may limit volume of trading. Investors may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's common stock than would otherwise be the case were the Company's Common Stock listed on a more recognized stock exchange or quotation service. In addition, trading in the Company's common stock is currently subject to certain rules under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." Penny stocks are generally non-Nasdaq equity securities with a market price less than $5.00 per share. The penny stock rules require broker-dealers selling penny stocks to make certain disclosures about such stocks to purchasers thereof, and impose sales practice restrictions on broker-dealers in certain penny stock transactions. The additional burdens imposed upon broker-dealers by these rules may discourage them from effecting transactions in the Company's common stock, which could limit the liquidity of the common stock and the ability of the Company's stockholders to sell their stock in the secondary market.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The reports of independent auditors and consolidated financial statements and schedule are set forth in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

ITEM 9A. CONTROLS AND PROCEDURES

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

         Gurion Meltzer has served as the Vice Chairman of the Board of directors since July of 2001. In addition, he currently sits on the boards of directors of Orbit Advanced Technologies, LTD., the Company's parent company, along with Clal Industries, Neviot, and Zur Sha Mir. Mr. Meltzer was Chairman of the Board of Bezek from 1995 to 1997. Mr. Meltzer resigned as a Director of the Company effective as of March 24, 2004.

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

     The Compensation Committee of the Board of Directors, subject to the approval of the Board of Directors, determines the compensation of the Company's executive officers and oversees the administration of executive compensation programs. The Compensation Committee did not meet during 2003. Mr. Ginat, Mr. Jenach and Mr. Goffer were independent, nonemployee directors.

     The Audit Committee recommends outside accountants, reviews the results and scope of the annual audit, the services provided by the Company's independent auditors and the recommendations of the auditors with respect to the Company's accounting systems and controls. During 2003, the Audit Committee met three times and was composed of Mr. Ginat, Mr. Jenach and Mr. Goffer, all of whom are independent, nonemployee directors, with Mr. Goffer considered an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission. Representatives of the Company's independent auditing firm, Hoberman, Miller, Goldstein, and Lesser, P.C., "Hoberman, Miller," participated in these meetings and discussed their reviews of the Company's financial statements. No members of the Audit Committee, attended in person or by phone, fewer than 75% of the meetings of the Audit Committee.

     The Executive Committee has, and may exercise, all the powers and authority of the Board of Directors in the Management of the business and affairs of the Corporation to the fullest extent permitted by Delaware General Corporation Law. The Executive Committee did not meet during 2003. Mr. Meltzer and Mr. Jenach are independent, nonemployee directors.

COMPENSATION OF DIRECTORS

         Directors not receiving compensation as an officer or employee of the Company, or under a specific agreement receive $5,000 per year plus stock options upon being named a director. These Directors are entitled to receive up to $750 per meeting. All Director's options will vest in five cumulative annual increments commencing 12 months after the date of grant. Mr. Ginat, Mr. Jenach and Mr. Goffer earned fees totaling $8,000, $9,750 and $8,000, respectively, for serving on the Company's Board of Directors.

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

         During 2003, Mr. Stein was paid a base salary of $60,000 for serving as the Chairman of the Board of Directors of Orbit/FR, Engineering Ltd. In addition Ze'ev Stein Properties, Ltd, an Israeli corporation wholly-owned by Mr. Stein, was paid $133,000 under a managements services agreement.

         No option awards were made to named executive officers during 2003.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 2003, the Company had a Compensation Committee comprised of Mr. Ginat, Mr. Jenach and Mr. Goffer, previously described under "Committees of the Board." Mr. Ginat, Mr. Jenach and Mr. Goffer were independent, non employee directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than ten percent (10%) of the Company's Common Stock to file initial reports of ownership and reports of change of ownership with the SEC. The reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to it, the Company believes that, during the year ended December 31, 2003, the executive officers and directors and persons who own more than ten percent (10%) of the Company's Common Stock then subject to Section 16(a) complied with all Section 16(a) filing requirements.

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY

     Information concerning Certain Executive Officers and Key Employees is set forth in Item 4.1 of this Annual Report on Form 10-K.

     The Company has adopted an ethics policy for all employees, including members of management, which has been filed as an exhibit to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The following Summary Compensation Table summarizes the compensation of the Chief Executive Officer and the other Named Executive Officers of the Company for fiscal years 2003, 2002 and 2001 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                               Annual Compensation               Long Term
                                                                                Compensation
                                                                                ------------
                                                                                 Securities    All other
   Name and Principal                                                            Underlying     Compen-
      Position                          Year         Salary           Bonus       Options(#)     sation
      --------                          ----         ------           -----       ----------     ------
Israel Adan                             2003         160,010             --            --        3,774    (1)
President, Chief Executive              2002         160,010             --        60,000        4,381    (2)
Officer                                 2001          30,771        $ 6,667            --          117    (3)

John Aubin                              2003         119,995          3,700            --        2,993    (4)
Vice President - Chief                  2002          89,996          5,000        20,000        2,227    (5)
Technology Officer                      2001          88,905             --            --        3,918    (6)

William Campbell                        2003         109,990          5,000                      1,134    (7)
Vice President,                         2002           4,653             --        15,000           --
Engineering and Program
Management

Gabriel Sanchez                         2003         121,813             --            --        3,247    (8)
General Manager, Advanced               2002         123,698             --            --        4,609    (9)
ElectroMagnetics, Inc.                  2001         120,000             --         2,800          456   (10)

Moshe Pinkasy                           2003         105,000         20,000            --        5,197   (11)
Managing Director,                      2002          86,000         15,000            --        4,790   (11)
ORBIT/FR Engineering, Ltd.              2001          91,000         31,000            --        5,100   (11)

(1) Represents premiums of $408 paid by the Company for group term life insurance, and a matching contribution by the Company of $3,366 under the Company's 401(k) savings plan.

(2) Represents premiums of $504 paid by the Company for group term life insurance, and a matching contribution by the Company of $3,877 under the Company's 401(k) savings plan.

(3) Represents premiums of $117 paid by the Company for group term life insurance.

(4) Represents premiums of $408 paid by the Company for group term life insurance, and a matching contribution by the Company of $2,585 under our 401(k) savings plan.

(5) Represents premiums of $381 paid by the Company for group term life insurance, and a matching contribution by the Company of $1,846 under our 401(k) savings plan.

(6) Represents premiums of $362 paid by the Company for group term life insurance, and a matching contribution by the Company of $3,556 under our 401(k) savings plan.

(7) Represents premiums of $408 paid by the Company for group term life insurance, and a matching contribution by the Company of $1,134 under our 401(k) savings plan.

(8) Represents premiums of $408 paid by the Company for group term life insurance, and a matching contribution by the Company of $3,247 under our 401(k) savings plan.

(9) Represents premiums of $504 paid by the Company for group term life insurance, and a matching contribution by the Company of $4,105 under our 401(k) savings plan.

(10) Represents premiums of $456 paid by the Company for group term life insurance.

(11) Represents contributions by the Company of under the retirement plan of ORBIT/FR Engineering Ltd.

STOCK OPTION GRANTS

No stock options were granted to the Named Executive Officers of the Company during 2003.

AGGREGATED FISCAL YEAR-END OPTION VALUES

     The table below shows 2003 year-end amounts and value of shares of Common Stock underlying outstanding options. The Named Executive Officers did not exercise any stock options in 2003.

                                      Number of Securities Underlying             Value of Unexercised In-the-Money
                                          Unexercised Options at                             Options at
                                             December 31, 2003                          December 31, 2002(1)
                                             -----------------                          --------------------
    Name                        Exercisable             Unexercisable            Exercisable              Unexercisable
    ----                        -----------             -------------            -----------              -------------
Israel Adan                       40,000                       20,000                  --                        --
John Aubin                            --                       20,000                  --                        --
Bill Campbell                         --                       15,000                  --                        --
Gabriel Sanchez                   22,800                        1,400                  --                        --
Moshe Pinkasy                     51,000                           --                  --                        --

(1) Based on the closing price of $1.55 on the OTCBB on December 31, 2003.

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

         Israel Adan. Effective October 15, 2001, the Company entered into an employment agreement with Israel Adan. Mr. Adan was named President and Chief Executive Officer of the Company. The agreement calls for Mr. Adan to receive a base salary of $150,000 and provides that Mr. Adan may be entitled to an annual bonus based upon achievement of certain annual objectives established by the Company's Board of Directors. Mr. Adan was also granted an option to purchase 60,000 shares of common stock at an exercise prices of $3.00 per share. Mr. Adan's employment agreement may be terminated by the Company for cause, which is defined as the material breach of the employment agreement by Mr. Adan or if Mr. Adan commits a material act of dishonesty or a material breach of trust or a fiduciary obligation with respect to the Company. Under the employment agreement, Mr. Adan is subject to certain non-disclosure, non-solicitation and non-competitive covenants. Effective June 20, 2003 Mr. Adan's employment agreement was amended and restated to provide Mr. Adan with the right to receive a bonus payment in certain circumstances in the event of a change in control of the Company, as defined in the agreement, or the Sale of one or more of the Company's business units.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 30, 2004 certain information with regard to beneficial ownership (as determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) of outstanding shares of the Company's Common Stock by (i) each person known by the Company to beneficially own five percent (5%) or more of the outstanding shares of the Company's Common Stock, (ii) each director and Named Executive Officer (as defined below) individually, and (iii) all executive officers and directors of the Company as a group:

                                           TOTAL NUMBER OF SHARES      PERCENTAGE OF CLASS OF
NAME AND ADDRESS OF                            OF COMMON STOCK              COMMON STOCK
BENEFICIAL OWNER                            BENEFICIALLY OWNED(1)       BENEFICIALLY OWNED(1)
----------------                            ---------------------       ---------------------
Orbit-Alchut Technologies, Ltd. (2)            3,700,000                        61.7%
P.O.  Box 3171
Industrial Zone
Netanya 42131 Israel

Ze'ev Stein (3)                                3,730,000                        61.8%
P.O. Box 3171
Industrial Zone
Netanya 42131
Israel

Uri Jenach (4)                                    30,000                           *
c/o Orbit/FR, Inc.
506 Prudential Road
Horsham, PA 19044

Doron Ginat (5)                                   18,000                           *
c/o Orbit/FR, Inc.
506 Prudential Road
Horsham, PA 19044

Gurion Meltzer (6)                                12,000                           *
c/o Orbit/FR, Inc.
506 Prudential Road
Horsham, PA 19044

Dan Goffer (7)                                     6,000                           *
Orbit/FR, Inc.
506 Prudential Road
Horsham, Pennsylvania  19044

Israel Adan (8)                                   40,000                         *
c/o Orbit/FR, Inc.
506 Prudential Road
Horsham, PA 19044

Mark Bates (9)                                    23,700                         *
Orbit/FR, Inc.
506 Prudential Road
Horsham, Pennsylvania  19044

Dave Lubbe (10)                                   17,250                         *
Orbit/FR, Inc.
506 Prudential Road
Horsham, Pennsylvania  19044

Moshe Pinkasy (11)                                51,000                         *
Orbit/FR, Inc.
506 Prudential Road
Horsham, Pennsylvania  19044

Gabriel Sanchez (12)                              90,373                         1.5%
Orbit/FR, Inc.
506 Prudential Road
Horsham, Pennsylvania  19044

All executive officers and directors           4,107,623                        68.4%
as a group (11 persons) (13)

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

(3) Represents 3,700,000 shares held by Alchut. Mr. Stein is a director and 57% beneficial stockholder of Alchut. Also includes 30,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Stein, which options became exercisable prior to the date of this Report on Form 10K.

(4) Represents 30,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Jenach, which options became exercisable prior to the date of this Report on Form 10K.

(5) Represents 18,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Ginat, which options became exercisable prior to the date of this Report on Form 10K. Does not include 12,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Ginat, which options become exercisable in five cumulative installments commencing 12 months after the dates of the original grants, which options are not exercisable within 60 days of the date of this report.

(6) Represents 12,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Meltzer, which options became exercisable prior to the date of this Report on Form 10K. Does not include 18,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Meltzer, which options become exercisable in five cumulative annual installments commencing 12 months after the date of original grant which options are not exercisable within 60 days of the date of this report.

(7) Represents 6,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Goffer, which options became exercisable prior to the date of this Report on Form 10K. Does not include 24,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Goffer, which options become exercisable in five cumulative annual installments commencing 12 months after the date of original grant which options are not exercisable within 60 days of the date of this report.

(8) Represents 40,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Adan, which options became exercisable prior to the date of this Report on Form 10K Statement. Does not include 20,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Adan, which options become exercisable in three cumulative annual installments commencing 12 months after the date of original grant which options are not exercisable within 60 days of the date of this report.

(9) Includes 21,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Bates, which options became exercisable prior to the date of this Report on Form 10K. Also includes 2,750 shares of Common Stock exercisable within 60 days of the date of this Report on Form 10K. Does not include 5,250 shares of Common Stock issuable upon the exercise of options granted to Mr. Bates, which options become exercisable in four cumulative installments commencing 24 months after the dates of the original grants, which options are not exercisable within 60 days of the date of this report.

(10) Includes 17,250 shares of Common Stock issuable upon the exercise of options granted to Mr. Lubbe, which options became exercisable prior to the date of this Report on Form 10K. Does not include 7,750 shares of Common Stock issuable upon the exercise of options granted to Mr. Lubbe, which options become exercisable in four cumulative installments commencing 24 months after the dates of the original grants, which options are not exercisable within 60 days of the date of this report.

(11) Includes 51,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Pinkasy, which options became exercisable prior to the date of this report.

(12) Includes 68,973 shares owned by Mr. Sanchez. Also includes 21,400 shares of Common Stock issuable upon the exercise of options granted to Mr. Sanchez, which options became exercisable prior to the date of this Report on Form 10K. Does not include 1,400 shares of Common Stock issuable upon the exercise of options granted to Mr. Sanchez, which options become exercisable in four cumulative installments commencing 24 months after the dates of the original grants, which options are not exercisable within 60 days of the date of this report.

(13) Includes the information contained in the notes above, as applicable.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information, as of the end of the fiscal year ended December 31, 2003, with respect to compensation plans under which the Company is authorized to issue shares of Common Stock.

                                                                                          Number of Shares Remaining
                               Number of Shares to be                                     Available for Future Issuance
                               Issued Upon Exercise     Weighted-Average  Exercise        under Equity Compensation Plans
                               of Outstanding Options,  Price of Outstanding Options,     (excluding securities reflected
Plan Category                  Warrants and Rights      Warrants and  Rights              in 1st column)
-------------                  -------------------      ----------------------------      --------------------------------
Equity  compensation
plan(s) approved by
 security  holders (1)              717,350                       $3.23                            82,650

Equity  compensation
plan(s) not approved
by security holders                      --                          --                                --

Total                               717,350                       $3.23                            82,650

-------------------
(1) This plan consists of the Orbit/FR, Inc. 1997 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Orbit/FR Engineering, Ltd. ("Engineering"), the Company's wholly-owned Israeli subsidiary, and Alchut have an agreement, whereby Engineering purchases from Alchut electrical and mechanical production services. Engineering pays Alchut for these services based upon a rate of cost plus 5%, totaling approximately $1,212,000 for the year ended December 31, 2003. In addition, Alchut provided other administrative services to Engineering, including but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support, which amounted to $245,000 in 2003. These agreements are evaluated on an annual basis.

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

ACCOUNTANT FEES

         The following table presents fees for professional services rendered by Hoberman, Miller for the audit of the Company's annual financial statements, review of the Company's interim financial statements and fees for other services rendered in 2003 and 2002.

                                              2003                       2002
                                              ----                       ----
Audit Fees                                   $75,539                    $23,284
Audit-Related Fees                             -0-                       -0-
Tax Fees                                     12,500                     12,500
All Other Fees                                 -0-                       -0-

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

         The Company's Audit Committee has policies and procedures that require the pre-approval by the Audit Committee of all fees paid to, and all services performed by, the Company's independent accounting firm. The Audit Committee approves the proposed services, including the nature, type, and scope of services contemplated and the related fees, to be rendered by the Company's independent accounting firm during the year. In addition, Audit Committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee.

         Pursuant to the Sarbanes-Oxley Act of 2002, the fees and services provided as noted in the table above were authorized and approved by the Audit Committee in compliance with the pre-approval policies and procedures described herein.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE AND REPORTS ON FORM 8-K

         (a)(1) Consolidated Financial Statements

                           Independent Auditors' Report

                           Auditors' Report to the Shareholders of ORBIT/FR Engineering, LTD.

                           Report of Independent Auditors

                           Consolidated Balance Sheets at December 31, 2003 and 2002

                           Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001

                           Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002, and 2001

                           Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

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

                    10.4 Services Agreement dated January 1, 1997 by and among
                         Orbit-Alchut Technologies, Ltd., Orbit F.R.
                         Engineering, Ltd. and the Company. (1)

                    10.5 ORBIT/FR Inc. non-debarment agreement dated February
                         15, 2000 (electronic filing only.) (4)

                    10.6 Consulting agreement dated July 24, 2001 by and between the Company and Gurion Meltzer. (5)

                    10.7 Employment agreement dated September 5, 2001 by and
                         between the Company and Ze'ev Stein. (5)

                    10.8 Amended and restated Employment agreement dated June
                         20, 2003_ by and between the Company and Israel Adan
                         (5)

                    10.9 Management Agreement dated January 1, 2003 by and
                         between the Company and Ze'ev Stein Properties, LTD.

                    14.0 Employee Ethics Policy

                    21.1 Subsidiaries of the Registrant. (3)

                    23.1 Consent of Independent Auditors.

                    23.2 Consent of Independent Auditors.

                    24.1 Power of Attorney (included on signature page). 31.1
                         Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Israel Adan, President and Chief Executive Officer.

                    31.2 Certification pursuant to 18 U.S.C. 1350, as adopted
                         pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Dave Lubbe, Chief Financial Officer.

                    32.1 Certification pursuant to 18 U.S.C. Section 1350, as
                         adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Israel Adan, President and Chief Executive Officer

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

                    (5) Incorporate by reference to Company's Annual report on Form 10-K filed on March 31, 2003

                                 ORBIT/FR, INC.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          ORBIT/FR, INC

Date: March 30, 2004                                      /s/ Ze'ev Stein
                                                          -----------------
                                                          Ze'ev Stein
                                                          Chairman of the Board

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

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 30th day of March 2004.

        Name                           Title
        ----                           -----
/s/ Ze'ev Stein                Chairman of the Board
-----------------------
Ze'ev Stein

/s/ Israel Adan                President and Chief Executive Officer
-----------------------        (principal executive officer)
Israel Adan

/s/ Dave Lubbe                 Chief Financial Officer
-----------------------        (principal accounting and financial officer)
Dave Lubbe

/s/ Uri Jenach                 Director
-----------------------
Uri Jenach

/s/ Doron Ginat                Director
-----------------------
Doron Ginat

/s/ Dan Goffer                 Director
-----------------------
Dan Goffer

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

March 30, 2004

/s/ Ze'ev Stein
Ze'ev Stein
Attorney-in-fact

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors
Orbit/FR, Inc.

We have audited the consolidated balance sheets of Orbit/FR, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audit also included the 2003 and 2002 Financial Statement Schedules listed in the index at item 15(a). These consolidated financial statements and Schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and Schedules based on our audits. We did not audit the financial statements of Orbit/FR Engineering, Ltd., a wholly owned subsidiary, which statements reflect total assets of $3,920,000 and $4,816,000 as of December 31, 2003 and 2002, respectively, and total revenues of $7,505,000 and $6,648,000, for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Orbit/FR Engineering, Ltd., is based solely on the report of the other auditors. The consolidated financial statements of Orbit/FR, Inc. and Subsidiaries for the year ended December 31, 2001, were audited by other auditors whose report dated March 14, 2002, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbit/FR, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the accompanying consolidated financial statements, as of January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with the provisions of Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets."

(HOBERMAN, HILLER, GOLDSTEIN, LESSER, CPA's P.C)


February 19, 2004
New York, NY

                                AUDITORS' REPORT

                             TO THE SHAREHOLDERS OF

                           ORBIT/FR ENGINEERING, LTD.


     We have audited the accompanying balance sheets of Orbit/Fr Engineering, Ltd. ("the Company") as of December 31, 2003 and 2002, and the related statements of income, changes in shareholders' equity and cash flows for each of the years ended on those dates. These financial statements are the responsibility of the Company's board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States and in Israel, including those prescribed by the Israeli Auditors' Regulations (Auditor's Mode of Performance), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations, the changes in its shareholders' equity and its cash flows for each of the years ended on those dates, in conformity with generally accepted accounting principles in Israel, which do not differ in any significant respects from those followed in the United States.

     As explained in Note 2b, the financial statements referred to above are presented in U.S. dollars in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.


Tel-Aviv, Israel                                  KOST FORER GABBAY & KASIERER
March 21, 2004                                  A Member of Ernst & Young Global

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Orbit/FR, Inc.

We have audited the accompanying financial statements of operations, stockholders' equity, and cash flows of Orbit/FR, Inc. for the year ended December 31, 2001. Our audit also included the 2001 financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Orbit/FR, Inc. for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 14, 2002

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,         DECEMBER 31,
                                                                     2003                 2002
                                                                     ----                 ----
                                     ASSETS
Current assets:
   Cash and cash equivalents                                         $  2,413             $ 3,030
   Accounts receivable, less allowance of $187 and $254
     in 2003 and 2002, respectively                                     4,026               4,160
   Inventory                                                            1,549               1,580
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                             605                 683
   Deferred income taxes                                                  275                 386
   Other                                                                  465                 302
                                                                     --------             -------
Total current assets                                                    9,333              10,141

Property and equipment, net                                             1,401               1,166
Deferred income taxes                                                     145                 135
Cost in excess of net assets acquired                                     381                 381
Other                                                                      --                  52
                                                                     --------             -------

Total assets                                                         $ 11,260             $11,875
                                                                     ========             =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                  $  1,578             $ 1,017
   Accounts payable--Parent                                               197                 607
   Accrued expenses                                                     1,880               1,857
   Customer advances                                                      456                 159
   Income taxes payable                                                    19                  42
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                           1,857               1,426
   Deferred income taxes                                                  125                 284
                                                                     --------             -------
Total liabilities, all current                                          6,112               5,392
                                                                     --------             -------

Stockholders' equity:
  Preferred stock: $.01 par value:
     Authorized shares--2,000,000
     Issued and outstanding shares--none                                   --                  --
  Common stock: $.01 par value:
     Authorized shares--10,000,000
     Issued shares--6,084,473                                              61                  61
  Additional paid-in capital                                           15,173              15,173
  Accumulated deficit                                                  (9,843)             (8,508)
  Treasury stock--82,900 shares                                          (243)               (243)
                                                                     --------             -------
Total stockholders' equity                                              5,148               6,483
                                                                     --------             -------

Total liabilities and stockholders' equity                           $ 11,260             $11,875
                                                                     ========             =======

                             See accompanying notes.

                                 ORBIT/FR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            YEARS ENDED DECEMBER 31,
                                                                --------------------------------------------
                                                                   2003             2002              2001
                                                                ----------      -----------       ----------
Contract revenues                                               $   15,966      $    13,053       $   18,612
Cost of revenues                                                    10,682            9,312           13,589
                                                                ----------      -----------       ----------
Gross profit                                                         5,284            3,741            5,023
                                                                ----------      -----------       ----------
Operating expenses:
   General and administrative                                        2,554            2,764            3,197
   Sales and marketing                                               2,726            2,324            2,093
   Research and development                                          1,132            1,144            1,142
                                                                ----------      -----------       ----------
Total operating expenses                                             6,412            6,232            6,432
                                                                ----------      -----------       ----------
Operating loss                                                      (1,128)          (2,491)          (1,409)
Other income (loss), net                                               (73)              59               82
                                                                ----------      -----------       ----------
Loss before income taxes                                            (1,201)          (2,432)          (1,327)
Income tax expense                                                     134              145              669
                                                                ----------      -----------       ----------
Net loss before cumulative effect of
   change in accounting principle                                   (1,335)          (2,577)          (1,996)
Cumulative effect of change in
   accounting principle                                                 --             (301)              --
                                                                ----------      -----------       ----------
Net loss                                                        $   (1,335)     $    (2,878)      $   (1,996)
                                                                ==========      ===========       ==========
Basic and diluted loss per share before
     cumulative effect of change in
     in accounting principle                                    $    (0.22)     $     (0.43)      $    (0.33)
   Cumulative effect of change in
     accounting principle                                               --            (0.05)              --
                                                                ----------      -----------       ----------
Basic and diluted loss per share                                $    (0.22)     $     (0.48)      $   ( 0.33)
                                                                ==========      ===========       ==========
Weighted average number
  common shares - basic and diluted                              6,001,573        6,001,573        6,008,311
                                                                ==========      ===========       ==========

                             See accompanying notes.

                                 ORBIT/FR, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                          Additional
                                      Common Stock         Paid-in                          Treasury Stock          Total
                                      ------------         -------       Accumulated        --------------       Stockholders'
                                     Shares  Amount        Capital         Deficit         Shares    Amount         Equity
                                    -------  ------       --------       -----------       ------    ------      ----------
Balance, January 1, 2001              6,084  $   61       $ 15,173       $    (3,634)        62      $ (217)     $   11,383

  Purchase of treasury shares            --      --             --                --         21         (26)            (26)

  Net loss                               --      --             --            (1,996)        --          --          (1,996)
                                      -----  ------       --------       -----------       ----      ------      ----------

Balance, December 31, 2001            6,084      61         15,173            (5,630)        83        (243)          9,361

  Net loss                               --      --             --            (2,878)        --          --          (2,878)
                                      -----  ------       --------       -----------       ----      ------      ----------

Balance, December 31, 2002            6,084      61         15,173            (8,508)        83        (243)          6,483

  Net loss                               --      --             --            (1,335)        --          --          (1,335)
                                      -----  ------       --------       -----------       ----      ------      ----------

Balance, December 31, 2003            6,084  $   61       $ 15,173       $    (9,843)        83      $ (243)     $    5,148
                                      =====  ======       ========       ===========       ====      ======      ==========

                             See accompanying notes.

                                 ORBIT/FR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------
                                                                       2003               2002            2001
                                                                     --------          --------         --------
Cash flows from operating activities:
Net loss                                                             $ (1,335)         $ (2,878)        $ (1,996)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation                                                           400               433              437
   Amortization                                                            --                --              351
   Cumulative effect of change in accounting principle                     --               301               --
   Deferred income tax provision                                          (58)              (24)             369
   Changes in operating assets and liabilities:
       Accounts receivable                                                134               919             (507)
       Inventory                                                           31                20              376
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                             78              (206)             106
       Other                                                             (163)             (133)             218
       Accounts payable and accrued expenses                              584                31              344
       Accounts payable--Parent                                          (410)              (91)             331
       Income taxes payable                                               (24)               30              (36)
       Customer advances                                                  297              (568)             223
       Billings in excess of costs and estimated earnings on
         uncompleted contracts                                            431             1,009             (884)
                                                                     --------          --------         --------
Net cash used in operating activities                                     (35)           (1,157)            (668)
                                                                     --------          --------         --------
Cash flows from investing activities:
   Purchase of property and equipment                                    (634)             (270)            (669)
   Capitalization of software development costs                            --                --              (92)
                                                                     --------          --------         --------

Net cash used in investing activities                                    (634)             (270)            (761)
                                                                     --------          --------         --------

Cash flows from financing activities
   Purchase of treasury stock                                              --                --              (26)
   Net repayments of  note receivable                                      52                44               --
                                                                     --------          --------         --------

Net cash provided by (used in) financing activities                        52                44              (26)
                                                                     --------          --------         --------

Net decrease in cash and cash equivalents                                (617)           (1,383)          (1,455)

Cash and cash equivalents at beginning of year                          3,030             4,413            5,868
                                                                     --------          --------         --------

Cash and cash equivalents at end of year                             $  2,413          $  3,030         $  4,413
                                                                     ========          ========         ========

Supplemental disclosures of cash flow information:

Net cash paid during the year for income taxes                       $    299          $     84         $    103
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

Software Development Costs

         Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Capitalization ceases when the product is available for general release to customers and amortization over a three year period will commence. During the year ended December 31, 2001 the Company capitalized $92 of software development costs in connection with the development of its 959+ Nearfield software package. During the fourth quarter of 2001, the Company determined that the software is not saleable without substantial modification and upgrade to the existing program. As such, the Company determined that the net realizable value of the software in its current form as of December 31, 2001 was zero and wrote-off the remaining unamortized balance.

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

         The Company further tested the goodwill of AEMI for impairment at December 31, 2003 and 2002 using the present value of future cash flow valuation method and found that no additional adjustment for the value of goodwill was necessary.

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

Research and Development

         Internally funded research and development costs are charged to operations as incurred. Included in cost of revenues is customer-funded research and development costs of approximately $280, $90, and $135 for the years ended December 31, 2003, 2002, and 2001, respectively.

Concentrations of Credit Risk and Significant Customers

         Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of accounts receivable. To reduce credit risk relating to the Company's sales in the U.S. and overseas, the Company performs ongoing credit evaluations of its commercial customers' financial condition, but generally does not require collateral for government and domestic commercial customers. For certain foreign commercial customers, the Company generally requires irrevocable letters of credit in the amount of the total contract. At December 31, 2003, there were 13 bank guarantees in place for the Company's foreign customers. For the year ended December 31, 2003 and 2002 one customer accounted for 11% of the Company's revenues, while two customers accounted for 22% of the Company's revenues for the year ended December 31, 2001.

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

         For the years ended December 31, 2003, and 2002, approximately 26% and 15%, respectively, of the Company's revenue was billed in currencies other than the U.S. dollar. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been U.S. dollar denominated transactions.

Loss Per Share

         Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options is not included in 2003, 2002, and 2001 as inclusion of such options is antidilutive.

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

         In August 2001, the FASB issued SFAS No.143 "Accounting For Asset Retirement Obligations." This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position, results of operations, or cash flows.

         In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes both SFAS No. 121 , "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," related to the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position, results of operations or cash flows.

         In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This new standard did not impact the Company in 2003.

2. INVENTORY

   Inventory consists of the following:

                                                          DECEMBER 31,
                                                    2003             2002
                                                 --------           --------
Work-in-process                                  $    991           $    973
Parts and components                                  558                607
                                                 --------           --------
                                                 $  1,549           $  1,580
                                                 ========           =========

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                           DECEMBER 31,

                                                      2003              2002
                                                   -------             ------
Lab and computer equipment                         $ 2,536             $1,972
Office equipment                                       908              1,158
Transportation equipment                               376                336
Furniture and fixtures                                  38                 44
Leasehold improvements                                 288                320
                                                   -------             ------
                                                     4,146              3,830
Less accumulated depreciation                        2,745              2,664
                                                   -------             ------

Property and equipment, net                        $ 1,401             $1,166
                                                   =======             ======

4. ACCRUED EXPENSES

   Accrued expenses consists of the following:

                                                        DECEMBER 31,
                                                  2003              2002
                                                -------             ------
Accrued contract costs                          $   338             $  381
Accrued compensation                                797                758
Accrued commissions                                  65                 99
Accrued royalties                                   117                114
Accrued warranty                                    411                293
Other accruals                                      152                212
                                                -------             ------

                                                $ 1,880             $1,857
                                                =======             ======

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. RELATED PARTY TRANSACTIONS

         Engineering and the Parent have an agreement, whereby Engineering purchases from the Parent electrical and mechanical production services. In addition, the Parent provides other administrative services, including but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support. Engineering pays the Parent for these services based upon a rate of cost of production services plus 20%. Engineering is leasing office space from the Parent on an annual basis, for a rental of $63 per year. These agreements are to be evaluated on an annual basis, and are intended to be at market value.

         The Company paid $245, $202 and $302 in 2003, 2002 and 2001, respectively, to the Parent for administrative services.

         Included in cost of revenues for the years ended December 31, 2003, 2002 and 2001 are approximately $1,212, $1,021, and $1,359, respectively, relating to the production services provided by the Parent.

6. COMMITMENTS AND CONTINGENCIES

         The Company leases its operating facilities and certain equipment under noncancelable operating lease agreements which expire in various years through 2012. Rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $609, $550, and $537, respectively. Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows at December 31, 2003: $507 in 2004; $439 in 2005; $450 in 2006; $439
in 2007; $303 in 2008, and $500 thereafter.

         In connection with the Company's efforts to re-establish its International Traffic in Arms (ITAR) export privileges, denied since November 1999, the Company is seeking a settlement with the U.S. Department of State. The Company has been informed that any such settlement will involve the payment of a civil penalty which cannot be currently estimated.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the years ended December 31, 2003, 2002, and 2001:

2003                                                    North America      Europe              Asia              Total
----                                                    -------------      ------              ----              -----
     Sales to unaffiliated customers                      $  7,630         $  2,595            $5,741           $15,966
     Cost of Sales to unaffiliated customers                 5,226            2,067             3,389            10,682
                                                          --------         --------            ------           -------
     Gross profit unaffiliated customers                  $  2,404         $    528            $2,352           $ 5,284
                                                          ========         ========            ======           =======

     Net property and equipment                                548         $    853            $   --           $ 1,401
                                                          ========         ========            ======           =======

     Total assets                                         $  5,730         $  5,530            $   --           $11,260
                                                          ========         ========            ======           =======

2002                                                    North America      Europe              Asia              Total
----                                                    -------------      ------              ----              -----
     Sales to unaffiliated customers                      $  4,910         $  2,552            $5,591           $13,053
     Cost of Sales to unaffiliated customers                 3,271            2,122             3,919             9,312
                                                          --------         --------            ------          --------
     Gross profit unaffiliated customers                  $  1,639         $    430            $1,672           $ 3,741
                                                          ========         ========            ======           =======

     Net property and equipment                           $    381         $    785            $   --           $ 1,166
                                                          ========         ========            ======           =======

     Total assets                                         $  6,166         $  5,709            $   --           $11,875
                                                          ========         ========            ======           =======

2001                                                    North America      Europe              Asia              Total
----                                                    -------------      ------              ----              -----
     Sales to unaffiliated customers                      $  7,831         $  4,745            $6,036           $18,612
     Cost of Sales to unaffiliated customers                 6,396            3,649             3,544            13,589
                                                          --------         --------            ------           -------
     Gross profit unaffiliated customers                  $  1,435         $  1,096            $2,492           $  5,023
                                                          ========         ========            ======           =======

     Net property and equipment                           $    565         $    764            $   --           $ 1,329
                                                          ========         ========            ======           =======

     Total assets                                         $  8,311         $  5,815            $   --           $14,126
                                                          ========         ========            ======           =======

         In table above "North America" includes all domestic operations, and "Europe" includes subsidiaries in Germany and Israel.

8. INCOME TAXES

         Pretax loss for the years ended December 31 was taxed in the following jurisdictions:

                                                   2003         2002           2001
                                                 -------       -------      -------
Domestic                                         $   (831)     $(1,644)     $(1,679)
Foreign                                              (370)        (788)         352
                                                 --------      -------      -------
                                                 $ (1,201)     $(2,432)     $(1,327)
                                                 ========      =======      =======

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. INCOME TAXES (CONTINUED)

         The tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities consist of the following:

                                                                                       DECEMBER 31,
                                                                                --------------------------
                                                                                  2003             2002
                                                                                ---------       ----------
Deferred tax assets:
     Net operating loss and credit carryforwards                                $   2,705        $   2,379
     Long-term contracts                                                              182               12
     Accrued compensation                                                              43               43
     Foreign and reserves                                                             987              986
     Goodwill                                                                          78               93
                                                                                ---------        ---------
Total deferred tax assets                                                           3,995            3,513

Deferred tax liabilities:
     Purchase accounting basis differences                                           (124)            (124)
                                                                                   ------           ------
Net deferred tax asset                                                              3,871            3,389
Valuation allowance                                                                (3,576)          (3,152)
                                                                                ---------        ---------
Net deferred tax asset                                                          $     295        $     237
                                                                                =========        =========

         As of December 31, 2003, the Company has net operating loss carryforwards of approximately $7,477 for federal income tax purposes which begin to expire in 2023. The Company also has a German net operating loss carryforward of approximately $1,476 which will be available indefinitely.

         As of December 31, 2003, the Company has net operating loss carryforwards of approximately $283 and tax credits of approximately $114, which the Company acquired in its acquisition of Flam & Russell, Inc. The tax benefit of these losses and credits may be limited both in time and amount due to limitations imposed by Section 382 of the Internal Revenue Code. These net operating loss and credit carryforwards expire during various dates through 2009.

         The Company increased its valuation allowance on its deferred tax asset during 2003 as a result of the Company reporting negative operating income, and due to the uncertainty with regard to the Company's ability to generate sufficient taxable income in the future to realize the entire deferred tax asset. A valuation allowance has also been recorded due to the uncertainty with respect to the ultimate realization of the deferred tax asset recorded in connection with the Company's German subsidiary.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. INCOME TAXES (continued)

The components of income tax expense (benefit) are as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------
                                                                    2003             2002            2001
                                                                  -------          -------         --------
Current:
       Federal                                                    $    26          $    31         $     --
       Foreign                                                        166              131              300
                                                                  -------          -------         --------
                                                                      192              162              300
                                                                  -------          -------         --------
Deferred:
       Federal                                                                           4              317
       State                                                                         --                  18
       Foreign                                                        (58)             (21)              34
                                                                  -------          -------         --------
                                                                      (58)             (17)             369
                                                                  -------          -------         --------
Total income tax expense                                          $   134          $   145         $    669
                                                                  =======          =======         ========

         A reconciliation of income tax expense at the U.S. Federal statutory tax rate and the actual income tax expense is as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------
                                                                   2003              2002             2001
                                                                  -------          -------         --------
Statutory U.S. Federal rate                                       $  (408)         $  (827)        $   (451)
State taxes, net                                                       --               --                1
Book/tax differences                                                   97              293               33
Increase in valuation allowance                                       424              594            1,061
Foreign rate difference                                                60               90               73
Other, net                                                            (39)              (5)             (48)
                                                                  -------          -------         --------
                                                                  $   134          $   145         $    669
                                                                  =======          =======         ========

9. RESEARCH AND DEVELOPMENT

         Prior to 1994, the Company received research and development funding from the Binational Industrial Research and Development Foundation ("BIRD") and the Chief Scientist of the Ministry of Industry and Trade ("Chief Scientist"). Under terms of the BIRD grants, the Company is obligated to repay 100% to 150% of the funding received at rates ranging from 2 1/2% to 5% of the annual sales of the product developed under the grants. For the year ended December 31, 2001 royalties under this program were approximately $7. At December 31, 2003 and 2002 the Company had outstanding contingent obligations to BIRD of $46. Under the terms of the Chief Scientist grant, the Company is obligated to pay royalties at a rate of 2% of revenues generated from the sale of certain products up to the amount of the grant. For the years ended December 31, 2003, 2002, and 2001, royalties under this program were approximately $60, $59 and $57, respectively. At December 31, 2003 the Company had an outstanding contingent obligations to the Chief Scientist of $571. Such contingent obligation is payable in future periods based upon annual sales of products developed under the grants.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. RETIREMENT PLANS

         The Company has retirement plans which cover substantially all employees who have attained the age of 21 and have completed 3 months of service. Eligible employees make voluntary contributions to the plans up to specified percentages of their annual compensation as defined in the plans. Under the plans, the Company makes discretionary matching contributions determinable each plan year and additional contributions based on annual eligible compensation for each participant. The plans are funded on a current basis. For the years ended December 31, 2003, 2002 and 2001, the Company's contributions to the plans were $71, $79 and $67, respectively.

11. LONG-TERM CONTRACTS

         Long-term contracts in process accounted for using the percentage-of-completion method are as follows:

                                                                                                  DECEMBER 31,
                                                                                            2003              2002
                                                                                          --------           --------
Accumulated expenditures on uncompleted contracts                                         $  7,856           $  9,796
Estimated earnings thereon                                                                     560               (136)
                                                                                          --------           --------
                                                                                             8,416              9,660
Less: applicable progress billings                                                           9,668             10,403
                                                                                          --------           --------
   Total                                                                                  $ (1,252)          $   (743)
                                                                                          ========           ========

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted
  contracts in excess of billings                                                         $    605           $    683
Billings on uncompleted contracts in excess of
  costs and estimated earnings                                                              (1,857)            (1,426)
                                                                                          --------           --------
                                                                                          $ (1,252)          $   (743)
                                                                                          ========           ========

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12. STOCK OPTION PLAN

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

         Detail information concerning the Incentive Plan is as follows at December 31:

                                                          2003                       2002                      2001
                                                   -------------------      ---------------------      -------------------
                                                              Weighted                   Weighted                 Weighted
                                                               Average                    Average                  Average
                                                              Exercise                   Exercise                 Exercise
                                                   Options      Price       Options       Price        Options      Price
                                                   -------      -----       -------       -----        -------      -----
Options Authorized                                 800,000                  800,000                    800,000
                                                   =======                  =======                   ========
Outstanding, beginning of year                     743,850      $3.30       613,850       $3.33        600,500      $3.40
Options granted                                         --         --       171,000        3.00        122,500       3.00
Options forfeited                                  (26,500)      4.10       (41,000)       3.16       (109,150)      3.33
                                                   -------     ------       -------       -----       --------      -----
Options outstanding, end of year                   717,350      $3.23       743,850       $3.25        613,850      $3.33
                                                   =======      =====       =======       =====       ========      =====

Options exercisable, end of year                   491,588      $3.26       393,375       $3.30        275,000      $3.27
                                                   =======      =====       =======       =====       ========      =====

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12. STOCK OPTION PLAN (CONTINUED)

                                                                      2003             2002            2001
                                                                      ----            -----            -----
Weighted average remaining
  contractual life (years)                                             6.07            7.04             7.03
                                                                      =====           =====            =====

Weighted average fair
  value of options granted
  at market value                                                     $  --           $0.46            $1.28
                                                                      =====           =====            =====
Range of exercise prices per share,
  options outstanding                                                 $3.00           $3.00            $3.00
                                                                      =====           =====            =====

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

         Pro-forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for stock options under the fair value method of SFAS 123. The fair value for the Company's stock options granted is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002 and 2001; risk-free interest rate of 5.5%; no expected dividend payments; volatility factor of the expected price of the Company's common stock, based on historical volatility, of 101.0% and 108.1%; and a weighted-average expected life of the option of 7 years.

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

12. STOCK OPTION PLAN (CONTINUED)

         For purposes of pro-forma disclosure under FASB 123, the estimated fair value of the Company's options is amortized over the options vesting period. The impact of the repricing has been considered in the pro-forma information. The Company's pro-forma information is as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------
                                                                           2003           2002        2001
                                                                         -------        -------     --------
Net loss as reported under APB 25                                        $(1,335)       $(2,878)    $ (1,996)

Stock option expense per FASB 123                                           (167)           (73)        (124)
                                                                         -------        -------     --------

Pro-forma net loss                                                       $(1,502)       $(2,951)    $ (2,120)
                                                                         =======        =======     ========

Pro-forma basic and diluted loss per share                               $ (0.25)       $ (0.49)    $  (0.35)
                                                                         =======        =======     ========

13. STOCKHOLDERS' EQUITY

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

Treasury Stock

         On June 24, 1998, the Company's Board approved the repurchase of up to 300,000 shares of its stock. The Company repurchased 82,900 shares for $243 as of December 31, 2003. The treasury shares have been recorded at cost.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data is as follows:

                                                                           Quarter Ended
                                                           ------------------------------------------------
                                                           March 31      June 30      Sept. 30      Dec. 31
                                                             2003         2003          2003          2003
                                                           --------      -------      --------      -------
Contract revenues                                          $  4,584      $ 3,281      $  4,236      $ 3,865
Gross profit                                                  1,453          864         1,584        1,383
Net loss                                                       (173)        (683)         (200)        (279)
Loss per share - basic and diluted                            (0.03)       (0.11)        (0.03)       (0.05)

                                                                             Quarter Ended
                                                           ------------------------------------------------
                                                           March 31      June 30      Sept. 30      Dec. 31
                                                             2002         2002          2002         2002
                                                           -------        ----         ----          ----
Contract revenues                                          $  3,833      $ 2,972      $  2,521      $ 3,727
Gross profit                                                    998          861           681        1,201
Net loss                                                       (847)        (692)         (737)        (602)
Loss per share - basic and diluted                            (0.14)       (0.12)        (0.12)       (0.10)

Schedule II - Valuation and Qualifying Accounts
ORBIT/FR, Inc. and Subsidiaries
December 31, 2003

                                                     Balance at         Charged to                       Balance at
                                                      Beginning          Costs and                         End of
                                                      of period          Expenses      Deductions          period
                                                      ---------          --------      ----------          ------
Year ended December 31, 2003

   Allowance for doubtful accounts                    $254,047             $72,828       $139,449          $187,426

Year ended December 31, 2002

   Allowance for doubtful accounts                     427,473             149,455        322,881           254,047

Year ended December 31, 2001

   Allowance for doubtful accounts                    $184,473            $345,000       $102,000          $427,473

                                  EXHIBIT INDEX

Number                            Description
------                            -----------
10.8     Amended and Restated Employment agreement dated June 20, 2003 by and between the Company and Israel Adan.

14.0     Employee Ethics Policy

23.1     Consent of Independent Auditors

23.2     Consent of Independent Auditors

31.1     Certification of Chief Executive Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002

31.2     Certification of Chief Financial Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Israel Adan

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Dave Lubbe