Form 10-Q
period 2004-03-31
ORBIT FR INC
filed 2004-05-14
CIK 1037115

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

      There were 6,084,473 shares of common stock, $.01 par value, outstanding as of May 14, 2004.

================================================================================

                                 ORBIT/FR, INC.

                                      INDEX

                                                                                                                PAGE NO.
                                                                                                                --------
PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements
                 Consolidated Balance Sheets -- March 31, 2004 (Unaudited) and December 31, 2003.........           3

                 Consolidated Statements of Operations-- Three  months ended March 31, 2004 and
                   2003 (Unaudited)......................................................................           4

                 Consolidated Statements of Cash Flows-- Three months ended March 31, 2004 and
                   2003 (Unaudited)......................................................................           5

                 Notes to Consolidated Financial Statements (Unaudited)..................................           6

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...          10

         Item 3. Quantitative and Qualitative Disclosure of Market Risk..................................          12

         Item 4  Controls and procedures.................................................................          12

PART II. Other Information

         Item 1. Legal Proceedings.......................................................................          13

         Item 2. Changes in Securities, Use of  Proceeds and Issuer Purchases of Equity Securities.......          13

         Item 3. Defaults upon Senior Securities.........................................................          13

         Item 4. Submission of Matters to a Vote of Security Holders.....................................          13

         Item 5. Other Information.......................................................................          13

         Item 6. Exhibits and Reports on Form 8-K........................................................          13

Signatures...............................................................................................          14

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    MARCH 31,         DECEMBER 31,
                                                                      2004                2003
                                                                   ----------         ------------
                                                                   UNAUDITED
                                     ASSETS
Current assets:
    Cash and cash equivalents                                       $  2,519           $  2,413
    Accounts receivable, less allowance of $187
      in 2004 and 2003                                                 4,037              4,026
    Inventory                                                          1,899              1,549
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                           919                605
    Deferred income taxes                                                262                275
    Other                                                                528                465
                                                                    --------           --------
Total current assets                                                  10,164              9,333

Property and equipment, net                                            1,323              1,401
Deferred income taxes                                                    149                145
Cost in excess of net assets acquired                                    381                381
                                                                    --------           --------
Total assets                                                        $ 12,017           $ 11,260
                                                                    ========           ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $  1,397           $  1,578
    Accounts payable--Parent                                             781                197
    Accrued expenses                                                   1,961              1,880
    Customer advances                                                    731                456
    Income taxes payable                                                  41                 19
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                         1,820              1,857
    Deferred income taxes                                                125                125
                                                                    --------           --------
Total liabilities, all current                                         6,856              6,112
                                                                    --------           --------
Stockholders' equity:
  Preferred stock: $.01 par value:
      Authorized shares--2,000,000
      Issued and outstanding shares--none                                 --                 --
  Common stock: $.01 par value:
      Authorized shares--10,000,000
      Issued shares--6,084,473                                            61                 61
  Additional paid-in capital                                          15,173             15,173
  Accumulated deficit                                                 (9,830)            (9,843)
  Treasury stock -- 82,900 shares                                       (243)              (243)
                                                                    --------           --------
Total stockholders' equity                                             5,161              5,148
                                                                    --------           --------
Total liabilities and stockholders' equity                          $ 12,017           $ 11,260
                                                                    ========           ========

                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                      2004                  2003
                                                                   -----------           -----------
Contract revenues                                                  $     4,624           $     4,584
Cost of revenues                                                         3,060                 3,131
                                                                   -----------           -----------
Gross profit                                                             1,564                 1,453
                                                                   -----------           -----------
Operating expenses:
   General and administrative                                              589                   596
   Sales and marketing                                                     600                   631
   Research and development                                                234                   290
                                                                   -----------           -----------
Total operating expenses                                                 1,423                 1,517
                                                                   -----------           -----------
Operating income (loss)                                                    141                   (64)
Other loss, net                                                            (25)                  (33)
                                                                   -----------           -----------
Income (loss) before income taxes                                          116                   (97)
Income tax expense                                                         103                    76
                                                                   -----------           -----------
Net income (loss)                                                  $        13           $      (173)
                                                                   ===========           ===========
Basic and diluted net income (loss) per share                      $      0.00           $     (0.03)
                                                                   ===========           ===========
Weighted average number common shares - basic and diluted            6,001,573             6,001,573
                                                                   ===========           ===========

                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                -------------------------
                                                                 2004               2003
                                                                -------           -------
Cash flows from operating activities:
Net income (loss)                                               $    13           $  (173)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
        Depreciation                                                121               106
        Deferred income tax benefit (expense)                         9               (30)
        Changes in operating assets and liabilities:
            Accounts receivable                                     (11)              793
            Inventory                                              (350)              323
            Costs and estimated earnings in excess of
               billings on uncompleted contracts                   (314)              (44)
            Other assets                                            (63)             (125)
            Accounts payable and accrued expenses                  (100)              237
            Accounts payable--Parent                                584              (122)
            Income taxes payable                                     22               (13)
            Customer advances                                       275                --
            Billings in excess of costs and estimated
               earnings on uncompleted contracts                    (37)             (900)
                                                                -------           -------

Net cash provided by operating activities                           149                52
                                                                -------           -------

Cash flows from investing activities:
        Purchase of property and equipment                          (43)             (322)
                                                                -------           -------

Net cash used in investing activities                               (43)             (322)
                                                                -------           -------
Cash flows from financing activities
        Net repayments of note receivable                            --                16
                                                                -------           -------

Net cash provided by financing activities                            --                16
                                                                -------           -------

Net increase (decrease) in cash and cash equivalents                106              (254)
Cash and cash equivalents at beginning of period                  2,413             3,030
                                                                -------           -------
Cash and cash equivalents at end of period                      $ 2,519           $ 2,776
                                                                =======           =======

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes                    $    91           $    87
                                                                =======           =======

                             See accompanying notes.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Interim Financial Information

         The accompanying unaudited consolidated financial statements for the three months ended March 31, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Forms 10-K for the year ended December 31, 2003, filed on March 30, 2004 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2003.

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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Net Income (Loss) Per Share

         Basic income (loss) per share is calculated by dividing net income
(loss) by the weighted average common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three months ended March 31, 2004 and 2003 because the effect of these securities is antidilutive.

3. INVENTORY

            Inventory consists of the following:

                                      MARCH 31,      DECEMBER 31,
                                        2004            2003
                                     -----------     ------------
                                     (UNAUDITED)
Work-in-process                        $1,103          $  991
Parts and components                      796             558
                                       ------          ------
                                       $1,899          $1,549
                                       ======          ======

4. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                     MARCH 31,       DECEMBER 31,
                                       2004             2003
                                    -----------      ------------
                                    (UNAUDITED)
Lab and computer equipment             $2,165          $2,536
Office equipment                          793             908
Transportation equipment                  378             376
Furniture and fixtures                     17              38
Leasehold improvements                    282             288
                                       ------          ------
                                        3,635           4,146
Less accumulated depreciation           2,312           2,745
                                       ------          ------

Property and equipment, net            $1,323          $1,401
                                       ======          ======

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. ACCRUED EXPENSES

         Accrued expenses consists of the following:

                                                           MARCH 31,         DECEMBER 31,
                                                             2004               2003
                                                          -----------        -----------
                                                          (UNAUDITED)
Accrued contract costs                                      $  321             $  338
Accrued compensation                                           913                797
Accrued commissions                                            140                 65
Accrued royalties                                              106                117
Accrued warranty                                               374                411
Other accruals                                                 107                152
                                                            ------             ------
                                                            $1,961             $1,880
                                                            ======             ======

6. LONG-TERM CONTRACTS

                                                           MARCH 31,        DECEMBER 31,
                                                             2004              2003
                                                          -----------       ------------
                                                          (UNAUDITED)
Accumulated expenditures on uncompleted contracts          $  8,561           $  7,856
Estimated earnings thereon                                      915                560
                                                           --------           --------
                                                              9,476              8,416
Less: applicable progress billings                           10,377              9,668
                                                           --------           --------
    Total                                                  $   (901)          $ (1,252)
                                                           ========           ========

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted
  contracts in excess of billings                           $   919           $   605
Billings on uncompleted contracts in excess of
  costs and estimated earnings                               (1,820)           (1,857)
                                                            -------           -------
                                                            $  (901)          $(1,252)
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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three months ended March 31, 2004 and 2003.

Three months ended March 31, 2004               North America         Europe             Asia             Total
---------------------------------               -------------         ------             ----             -----
Sales to unaffiliated customers                     $2,264            $  778            $1,582            $4,624
Cost of sales to unaffiliated customers              1,439               508             1,113             3,060
                                                    ------            ------            ------            ------
Gross profit from unaffiliated customers            $  825            $  270            $  469            $1,564
                                                    ======            ======            ======            ======

Three months ended March 31, 2003               North America         Europe             Asia             Total
---------------------------------               -------------         ------             ----             -----
      Sales to unaffiliated customers               $2,648            $  559            $1,377            $4,584
      Cost of sales to unaffiliated customers        1,892               477               762             3,131
                                                    ------            ------            ------            ------
Gross profit from unaffiliated customers            $  756            $   82            $  615            $1,453
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

RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

                                           THREE-MONTHS ENDED MARCH 31,
                                           ----------------------------
                                             2004              2003
                                             ----              ----
Revenues                                    100.0%            100.0%
Gross profit                                 33.8              31.7
General and administrative                   12.7              13.0
Sales and marketing                          13.0              13.8
Research and development                      5.1               6.3
Operating income (loss)                       3.0              (1.4)
Income (loss) before income tax expense       2.5              (2.1)
Net income (loss)                             0.3              (3.8)

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003.

         Revenues. Revenues for the three months ended March 31, 2004 and 2003 were approximately $4.6 million. Revenues from the satellite and EMC markets increased approximately $190,000, and $165,000 respectively. Revenues from the defense and wireless markets decreased approximately $218,000 and $87,000, respectively. Revenues from the Automotive and University markets remained stable. Geographically, revenues from Europe and Asia increased approximately $219,000 and 205,000, respectively while revenues from North America decreased approximately $384,000 from prior year levels.

         Cost of revenues. Cost of revenues for the three months ended March 31, 2004 were approximately $3.0 million compared to approximately $3.1 million for the three months ended March 31, 2003. Gross margins increased to 34% for the three months ended March 31, 2004 from 32% for the three months ended March 31, 2003. The increased margins are a result of a more favorable mix of increased software contracts and improved program management and bid processes.

      General and administrative expenses. General and administrative expenses for the three months ended March 31, 2004 were $589,000 compared to $596,000 for the three months ended March 31, 2003, a decrease of approximately $7,000. As a percentage of revenues, general and administrative expenses decreased to 12.7% for the three months ended March 31, 2004 from 13.0% for the three months ended March 31, 2003.

      Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2004 were $600,000 compared to $631,000 for the three months ended March 31, 2003, a decrease of approximately $31,000 or 5%. As a percentage of revenues, sales and marketing expenses decreased to 13.0% for the three months ended March 31, 2004, from 13.8% for the three months ended March 31, 2003.

      Research and development expenses. Research and development expenses for the three months ended March 31, 2004 were $234,000 compared to $290,000 for the three months ended March 31, 2003, a decrease of approximately $56,000 or 19%, due to significant research and development efforts expended during the three months ended March 31, 2003 on the Company's 959 Spectrum software product. As a percentage of revenues, research and development expenses decreased to 5.1% for the three months ended March 31, 2004, from 6.3% for the three months ended March 31, 2003.

      Other loss, net. Other loss, net for the three months ended March 31, 2004 was approximately $25,000 compared to $33,000 for the three months ended March 31, 2003, a decrease of approximately $8,000. The Company recognizes interest income and expense and foreign currency translation gains and losses as other income (loss).

      Income taxes. Income tax expense for the three months ended March 31, 2004 was $103,000 compared to $76,000 of income tax expense for the three months ended March 31, 2003, a decrease in expense of $27,000. The Company's income tax expense for the three months ended March 31, 2004 reflects income taxes recorded by its profitable foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities during the three months ended March 31, 2004 was $149,000 compared to $52,000 provided during the three months ended March 31, 2003. The Company's net income, adjusted for non cash items, provided $143,000 of operating cash, compared to $97,000 used in operating activities during the three months ended March 31, 2003. Changes in the Company's operating assets and liabilities during the three months ended March 31, 2004 provided an additional $6,000 in operating cash compared to $149,000 provided in the three months ended March 31, 2003.

      Net cash used in investing activities during the three months ended March 31, 2004 for the purchase of property and equipment was $43,000. During the three months ended March 31, 2003 the Company purchased $322,000 in property and equipment. Approximately $225,000 of the 2003 equipment purchases was invested in the Company's new absorber manufacturing facility in Santee, California.

      The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the three months ended March 31, 2004, approximately 80% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

      The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at March 31, 2004, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

ITEM 4. CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 45 days of filing date of this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is not currently subject to any material legal proceedings and is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company's business, operating results, or financial condition.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

            NOT APPLICABLE

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

            None.

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

                                                                  ORBIT/FR, INC.
                                          --------------------------------------
                                                          Registrant

Date: May 14, 2004

                                                     /s/  Israel Adan
                                          --------------------------------------
                                          President and Chief Executive Officer

Date: May 14, 2004

                                                     /s/  Dave Lubbe
                                          --------------------------------------
                                                  Chief Financial Officer