Form 10-Q
period 2004-06-30
ORBIT FR INC
filed 2004-08-13
CIK 1037115

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

      There were 6,084,473 shares of common stock, $.01 par value, outstanding as of August 13, 2004.

================================================================================

                                 ORBIT/FR, INC.

                                      INDEX

                                                                                                               PAGE NO.
                                                                                                               --------
PART I.     FINANCIAL INFORMATION

            Item 1.   Consolidated Financial Statements

                      Consolidated Balance Sheets--June 30, 2004
                        (Unaudited) and December 31, 2003....................................................      3

                      Consolidated Statements of Operations-- Three  and six months
                        ended June 30, 2004 and 2003(Unaudited)..............................................      4

                      Consolidated Statements of Cash Flows-- Six months
                       ended June 30, 2004 and 2003(Unaudited)...............................................      5

                      Notes to Consolidated Financial Statements
                        (Unaudited)..........................................................................      6

            Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations..................................................     10

            Item 3.   Quantitative and Qualitative Disclosure of Market Risk.................................     13

            Item 4.   Controls and procedures................................................................     13

PART II.    Other Information

            Item 1.   Legal Proceedings......................................................................     14

            Item 2.   Changes in Securities, Use of  Proceeds and Issuer Purchases of Equity Securities.....      14

            Item 3.   Defaults upon Senior Securities........................................................     14

            Item 4.   Submission of Matters to a Vote of Security Holders....................................     14

            Item 5.   Other Information......................................................................     14

            Item 6.   Exhibits and Reports on Form 8-K.......................................................     14

Signatures...................................................................................................     15

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               JUNE 30,           DECEMBER 31,
                                                                                2004                 2003
                                                                              ---------           ------------
                                                                              UNAUDITED
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                    $ 1,598             $ 2,413
   Accounts receivable, less allowance of $181 and $187
     in 2004 and 2003, respectively                                               3,096               4,026
   Inventory                                                                      2,348               1,549
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                     2,380                 605
   Deferred income taxes                                                            274                 275
   Other                                                                            703                 465
                                                                                -------             -------
Total current assets                                                             10,399               9,333

Property and equipment, net                                                       1,275               1,401
Deferred income taxes                                                               147                 145
Cost in excess of net assets acquired                                               381                 381
                                                                                -------             -------

Total assets                                                                    $12,202             $11,260
                                                                                =======             =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $ 1,627             $ 1,578
   Accounts payable--Parent                                                         931                 197
   Accrued expenses                                                               2,133               1,880
   Customer advances                                                                505                 456
   Income taxes payable                                                              34                  19
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                     1,279               1,857
   Deferred income taxes                                                            125                 125
                                                                                -------             -------
Total liabilities, all current                                                    6,634               6,112
                                                                                -------             -------

Stockholders' equity:
  Preferred stock: $.01 par value:
     Authorized shares--2,000,000
     Issued and outstanding shares--none                                             --                  --
  Common stock: $.01 par value:
     Authorized shares--10,000,000
     Issued shares--6,084,473                                                        61                  61
  Additional paid-in capital                                                     15,173              15,173
  Accumulated deficit                                                            (9,423)             (9,843)
  Treasury stock--82,900 shares                                                    (243)               (243)
                                                                                -------             -------
Total stockholders' equity                                                        5,568               5,148
                                                                                -------             -------

Total liabilities and stockholders' equity                                      $12,202             $11,260
                                                                                =======             =======

                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                2004           2003           2004          2003
                                            ---------------------------   --------------------------
Contract revenues                           $     5,468    $     3,281    $    10,092    $     7,865
Cost of revenues                                  3,429          2,417          6,489          5,549
                                            -----------    -----------    -----------    -----------
Gross profit                                      2,039            864          3,603          2,316
                                            -----------    -----------    -----------    -----------

Operating expenses:
   General and administrative                       740            609          1,329          1,204
   Sales and marketing                              611            550          1,211          1,181
   Research and development                         255            303            489            593
                                            -----------    -----------    -----------    -----------
Total operating expenses                          1,606          1,462          3,029          2,978
                                            -----------    -----------    -----------    -----------
Operating income (loss)                             433           (598)           574           (662)

Other expense, net                                   (5)           (36)           (30)           (69)
                                            -----------    -----------    -----------    -----------
Income (loss) before income taxes                   428           (634)           544           (731)
Income tax expense                                   21             49            124            125
                                            -----------    -----------    -----------    -----------
Net income (loss)                           $       407    $      (683)   $       420    $      (856)
                                            ===========    ===========    ===========    ===========
Basic and diluted income (loss) per share   $       .07    $      (.11)   $       .07    $      (.14)
                                            ===========    ===========    ===========    ===========

Weighted average number
  common shares - basic and diluted           6,001,573      6,001,573      6,001,573      6,001,573
                                            ===========    ===========    ===========    ===========

                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                     ----------------
                                                                      2004      2003
                                                                    -------    -------
Cash flows from operating activities:
Net income (loss)                                                   $   420    $  (856)
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
      Depreciation and amortization                                     206        211
      Deferred income tax provision                                      (1)       (70)
      Changes in operating assets and liabilities:
         Accounts receivable                                            930      1,824
         Inventory                                                     (799)       225
         Costs and estimated earnings in excess of billings
           on uncompleted contracts                                  (1,775)      (283)
         Other current assets                                          (238)      (216)
         Accounts payable and accrued expenses                          302        (55)
         Accounts payable--Parent                                       734       (346)
         Customer advances                                               49        191
         Income taxes payable                                            15        (26)
         Billings in excess of costs and estimated earnings
            on uncompleted contracts                                   (578)      (983)
                                                                    -------    -------

Net cash used in operating activities                                  (735)      (384)
                                                                    -------    -------

Cash flows from investing activities:
Purchase of property and equipment                                      (80)      (382)
                                                                    -------    -------

Net cash used in investing activities                                   (80)      (382)
                                                                    -------    -------

Cash flows from financing activities:
      Repayment of note receivable                                       --         28
                                                                    -------    -------

Net cash provided by financing activities                                --         28
                                                                    -------    -------

Net decrease in cash and cash equivalents                              (815)      (738)
Cash and cash equivalents at beginning of period                      2,413      3,030
                                                                    -------    -------
Cash and cash equivalents at end of period                          $ 1,598    $ 2,292
                                                                    =======    =======

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes                        $    80    $    71
                                                                    =======    =======

                             See accompanying notes.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. OWNERSHIP AND BASIS OF PRESENTATION

      ORBIT/FR, Inc. (the "Company"), was incorporated in Delaware on December 9, 1996, as a wholly owned subsidiary of Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation (hereinafter referred to as the "Parent"). The Company develops, markets, and supports sophisticated automated microwave test and measurement systems for the wireless communications, satellite, automotive, aerospace/defense and electromagnetic compatibility (EMC) industries, and manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems. ORBIT/FR, Inc., a holding company, supports its world wide customers through its subsidiaries ORBIT/FR Engineering, LTD (hereinafter referred to as "Engineering", Israel), ORBIT/FR Europe, (Germany), Advanced Electromagnetics, Inc. ("AEMI", San Diego, CA), and Orbit Advanced Technologies, Inc. and its wholly-owned subsidiary, Flam and Russell, Inc, (Horsham, PA). The Company sells its products to customers throughout Asia, Europe, Israel, and North and South America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Interim Financial Information

      The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and in the Company's Form 10-K for the year ended December 31, 2003, filed on March 30, 2004 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2003.

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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Net  Income (Loss) Per Share

      Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted income
(loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three and six months ended June 30, 2004 and 2003 because the effect of these securities is antidilutive.

3. INVENTORY

      Inventory consists of the following:

                                                             JUNE 30,        DECEMBER 31,
                                                               2004              2003
                                                           -----------       ------------
                                                           (UNAUDITED)
Work-in-process                                               $1,599           $    991
Parts and components                                             749                558
                                                              ------           --------
                                                              $2,348           $  1,549
                                                              ======           ========

4. PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                             JUNE 30,         DECEMBER 31,
                                                               2004               2003
                                                           -----------        ------------
                                                           (UNAUDITED)
Lab and computer equipment                                    $2,168             $2,536
Office equipment                                                 823                908
Transportation equipment                                         395                376
Furniture and fixtures                                            17                 38
Leasehold improvements                                           281                288
                                                              ------             -----
                                                               3,684              4,146
Less accumulated depreciation                                  2,409              2,745
                                                              ------             ------

Property and equipment, net                                   $1,275             $1,401
                                                              ======             ======

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                       JUNE 30,        DECEMBER 31,
                                                         2004             2003
                                                     -----------       -----------
                                                     (UNAUDITED)
Accrued contract costs                                 $  384             $  338
Accrued compensation                                      982                797
Accrued commissions                                       116                 65
Accrued royalties                                         118                117
Accrued warranty                                          331                411
Other accruals                                            202                152
                                                       ------             ------

                                                       $2,133             $1,880
                                                       ======             ======

6. LONG-TERM CONTRACTS

                                                     JUNE 30,          DECEMBER 31,
                                                       2004               2003
                                                    ----------         ------------
                                                    (UNAUDITED)
Accumulated expenditures on uncompleted contracts    $ 10,110            $ 7,856
Estimated earnings thereon                              1,809                560
                                                     --------            -------
                                                       11,919              8,416
Less: applicable progress billings                     10,818              9,668
                                                     --------            -------
   Total                                             $  1,101            $(1,252)
                                                     ========            =======

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted
  contracts in excess of billings                    $  2,380            $   605
Billings on uncompleted contracts in excess of
  costs and estimated earnings                         (1,279)            (1,857)
                                                     --------            -------
                                                     $  1,101            $(1,252)
                                                     ========            =======

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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. SEGMENT AND GEOGRAPHIC INFORMATION

      The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three and six months ended June 30, 2004 and 2003.

      Three months ended June 30, 2004             North America         Europe           Asia              Total
-----------------------------------------          -------------        -------           ----              -----
Sales to unaffiliated customers                       $ 3,439           $ 1,246          $   783           $ 5,468
Cost of sales to unaffiliated customers                 2,504               565              360             3,429
                                                      -------           -------          -------           -------
Gross profit unaffiliated customers                   $   935           $   681          $   423           $ 2,039
                                                      =======           =======          =======           =======

   Three months ended June 30, 2003                North America         Europe           Asia              Total
   --------------------------------                -------------        -------           ----              -----
Sales to unaffiliated customers                       $ 1,736           $   338          $ 1,207           $ 3,281
Cost of sales to unaffiliated customers                 1,273               401              743             2,417
                                                      -------           -------          -------           -------
Gross profit unaffiliated customers                   $   463           $   (63)         $   464           $   864
                                                      =======           =======          =======           =======

  Six months ended June 30, 2004                   North America         Europe           Asia              Total
  ------------------------------                   -------------        -------           ----              -----
Sales to unaffiliated customers                       $ 5,703           $ 2,024          $ 2,365           $10,092
Cost of sales to unaffiliated customers                 3,943             1,073            1,473             6,489
                                                      -------           -------          -------           -------
Gross profit unaffiliated customers                   $ 1,760           $   951          $   892           $ 3,603
                                                      =======           =======          =======           =======

   Six months ended June 30, 2003                  North America         Europe           Asia              Total
   ------------------------------                  -------------        -------           ----              -----
Sales to unaffiliated customers                       $ 4,384           $   897          $ 2,584           $ 7,865
Cost of sales to unaffiliated customers                 3,166               878            1,505             5,549
                                                      -------           -------          -------           -------
Gross profit unaffiliated customers                   $ 1,218           $    19          $ 1,079           $ 2,316
                                                      =======           =======          =======           =======

      In the table above, "North America" includes all United States operations, and "Europe" includes subsidiaries in Germany and Israel.

9. INCOME TAXES

      Income tax expense was not recorded during the three and six months ended June 30, 2004 on the Company's profitable domestic operations as previous income tax benefits on losses were reserved for in prior periods. The Company has reflected income tax expense on profitable foreign operations during the three and six months ended June 30, 2004 and 2003.

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

RESULTS OF OPERATIONS

      The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

                                     THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                     ---------------------------           -------------------------
                                        2004             2003                2004             2003
                                        ----             ----                ----             ----
Revenues                               100.0%           100.0%              100.0%           100.0%
Gross profit                            37.3             26.3                35.7             29.4
General and
     administrative                     13.5             18.6                13.2             15.3
Sales and marketing                     11.2             16.8                12.0             15.0
Research and development                 4.7              9.2                 4.8              7.5
Operating income (loss)                  7.9            (18.2)                5.7             (8.4)
Income (loss) before
  income taxes                           7.8            (19.3)                5.4             (9.3)
Net income (loss)                        7.4            (20.8)                4.2            (10.9)

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003.

      Revenues. Revenues for the three months ended June 30, 2004 were approximately $5.5 million compared to $3.3 million for the three months ended June 30, 2003, an increase of approximately $2.2 million or 67%. Revenues from the defense, satellite, automotive, EMC and University markets increased approximately $1.9 million, $210,000, $204,000, $63,000, and $44,000, respectively, while revenues from the wireless market decreased approximately $234,000. Geographically, revenues from North America and Europe increased approximately $1.7 million and 908,000, respectively, while revenues from Asia decreased approximately $424,000 from prior year levels. The increased sales are largely a result of significant completion of large U.S. defense contracts.

      Cost of revenues. Cost of revenues for the three months ended June 30, 2004 were approximately $3.4 million compared to approximately $2.4 million for the three months ended June 30, 2003, an increase of approximately $1.0 million or 42%. Gross margins increased to 37% for the three months ended June 30, 2004 from 26% for the three months ended June 30, 2003. The increase in gross margins in the quarter is primarily a result of improvements in the contract bid and program management processes, and increased revenues resulting in a greater utilization of existing resources.

      General and administrative expenses. General and administrative expenses for the three months ended June 30, 2004 were $740,000 compared to $609,000 for the three months ended June 30, 2003, an increase of approximately $131,000 or 21%. As a percentage of revenues, general and administrative expenses decreased to 13.5% for the three months ended June 30, 2004 from 18.6% for the three months ended June 30, 2003. The increased costs were mostly the result of investments made in the Company's compliance programs.

      Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2004 were $611,000 compared to $550,000 for the three months ended June 30, 2003, an increase of approximately $61,000 or 11%. As a percentage of revenues, sales and marketing expenses decreased to 11.2% for the three months ended June 30, 2004, from 16.8% for the three months ended June 30, 2003.

      Research and development expenses. Research and development expenses for the three months ended June 30, 2004 were $255,000 compared to $303,000 for the three months ended June 30, 2003, a decrease of approximately $48,000 or 16%, The decrease is largely due both to significant research and development efforts expended during the three months ended June 30, 2003 on the Company's 959 Spectrum software product, and to the Company's ability to utilize its existing resources to meet contract deadlines in 2004. As a percentage of revenues, research and development expenses decreased to 4.7% for the three months ended June 30, 2004, from 9.2% for the three months ended June 30, 2003.

      Other expense, net. Other expense, net for the three months ended June 30, 2004 was approximately $5,000 compared to $36,000 for the three months ended June 30, 2003, a decrease of approximately $31,000. The Company recognizes interest income and expense and foreign currency translation gains and losses as other income (expense). Favorable foreign currency translation rates reduced the Company's other loss in 2004.

      Income taxes. Income tax expense for the three months ended June 30, 2004 was $21,000 compared to $49,000 for the three months ended June 30, 2003, a decrease in expense of $28,000. Income tax expense was not recorded during the three months ended June 30, 2004 on the Company's profitable domestic operations as previously recorded income tax benefits on losses were reserved for. The Company has reflected income tax expense on its profitable foreign operations during the three months ended June 30, 2004 and 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003.

      Revenues. Revenues for the six months ended June 30, 2004 were approximately $10.1 million, compared to approximately $7.9 million for the six months ended June 30, 2003, an increase of approximately $2.2 million or 28%. Revenues from the defense, satellite, automotive, EMC and University markets increased approximately $1.7 million, $394,000, $214,000, $208,000, and $53,000, respectively, while revenues from the wireless market decreased approximately $322,000. Geographically, revenues from North America and Europe increased approximately $1.7 million and $908,000, respectively while revenues from Asia decreased approximately $424,000 from prior year levels. The increased sales are largely a result of significant completion of large U.S. defense contracts.

      Cost of revenues. Cost of revenues for the six months ended June 30, 2004 were approximately $6.5 million compared to approximately $5.5 million for the six months ended June 30, 2003, an increase of approximately $1.0 million or 18%. Gross margins increased to 36% for the six months ended June 30,

2004 from 29% for the six months ended June 30, 2003. The increase in gross margins in the period are largely the result of improvements in contract bid and program management processes, and i a greater utilization of existing resources.

      General and administrative expenses. General and administrative expenses for the six months ended June 30, 2004 were $1.3 million compared to $1.2 million for the six months ended June 30, 2003,an increase of approximately $100,000 or 8%. As a percentage of revenues, general and administrative expenses decreased to 13.2% for the six months ended June 30, 2004 from 15.3 % for the six months ended June 30, 2003. The increased costs are largely a result of investments made in the Company's compliance program.

      Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2004 and 2003 were approximately $1.2 million. As a percentage of revenues, sales and marketing expenses decreased to 12.0% for the six months ended June 30, 2004, from 15.0% for the six months ended June 30, 2003.

      Research and development expenses. Research and development expenses for the six months ended June 30, 2004 were $489,000 compared to $593,000 for the six months ended June 30, 2003, a decrease of approximately $104,000 or 18%. The decrease is due both to significant research and development efforts expended during the six months ended June 30, 2003 on the Company's 959 Spectrum software product, and to the Company utilization of its resources to meet contract deadlines in 2004. As a percentage of revenues, research and development expenses decreased to 4.8% for the six months ended June 30, 2004, from 7.5% for the six months ended June 30, 2003.

      Other expense, net. Other expense, net for the six months ended June 30, 2004 was approximately $30,000 compared to $69,000 for the six months ended June 30, 2003, a decrease of approximately $39,000. The Company recognizes interest income and expense and foreign currency translation gains and losses as other income (expense). Favorable foreign currency translation rates reduced the Company's other loss in 2004.

      Income taxes. Income tax expense for the six months ended June 30, 2004 was $124,000 compared to $125,000 of income tax expense for the six months ended June 30, 2003. Income tax expense was not recorded during the six months ended June 30, 2004 on the Company's profitable domestic operations as previously recorded income tax benefits on losses were reserved for. The Company has reflected income tax expense on its profitable foreign operations during the six months ended June 30, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities during the six months ended June 30, 2004 was $735,000 compared to $384,000 used during the six months ended June 30, 2003. The Company's net income, adjusted for non cash items, provided $625,000 of operating cash during the six months ended June 30, 2004, compared to $715,000 used in operating activities during the six months ended June 30, 2003. Changes in the Company's operating assets and liabilities during the six months ended June 30, 2004 used an additional $1.4 million in operating cash compared to $331,000 provided during the six months ended June 30, 2003.

      Net cash used in investing activities during the six months ended June 30, 2004 for the purchase of property and equipment was $80,000. During the six months ended June 30, 2003, the Company purchased $382,000 in property and equipment.

      The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in

U.S. dollars. For the six months ended June 30, 2004, approximately 23% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

      The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at June 30, 2004, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

ITEM 4. CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

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

                                                               ORBIT/FR, INC.
                                         ------------------------------------
                                                      Registrant

Date: August 13, 2004
                                                  /s/  Israel Adan
                                         -------------------------------------
                                         President and Chief Executive Officer

Date: August 13, 2004
                                                  /s/  Dave Lubbe
                                         ------------------------------------
                                                Chief Financial Officer