Form 10-Q
period 2004-09-30
ORBIT FR INC
filed 2004-11-15
CIK 1037115

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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


         There were 6,084,473 shares of common stock, $.01 par value, outstanding as of November 15, 2004.

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

                                      INDEX

                                                                                                                  PAGE NO.
                                                                                                                  --------

PART I.        FINANCIAL INFORMATION

               Item 1.        Consolidated Financial Statements

                              Consolidated Balance Sheets -- September 30, 2004
                                (Unaudited) and December 31, 2003.....................................................3

                              Consolidated Statements of Operations -- Three  and nine months ended September 30, 2004 and 2003 (Unaudited).........................................4

                              Consolidated Statements of Cash Flows -- Nine months
                               ended September 30, 2004 and 2003 (Unaudited)..........................................5

                              Notes to Consolidated Financial Statements
                                (Unaudited)...........................................................................6

               Item 2.        Management's Discussion and Analysis of Financial
                                Condition and Results of Operations..................................................10

               Item 3.        Quantitative and Qualitative Disclosure of Market Risk.................................13

               Item 4         Controls and procedures................................................................13

PART II.       Other Information

               Item 1.        Legal Proceedings......................................................................14

               Item 2.        Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
                              Securities.............................................................................14

               Item 3.        Defaults upon Senior Securities........................................................14

               Item 4.        Submission of Matters to a Vote of Security Holders....................................14

               Item 5.        Other Information......................................................................14

               Item 6.        Exhibits...............................................................................14

Signatures...........................................................................................................15

                                 ORBIT/FR, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          SEPTEMBER 30,        DECEMBER 31,
                                                                                             2004                 2003
                                                                                          -------------        ------------
                                                                                             UNAUDITED
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                                  $ 2,909             $ 2,413
   Accounts receivable, less allowance of $147
     and $187 in 2004 and 2003, respectively                                                    4,116               4,026
   Inventory                                                                                    2,321               1,549
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                                     861                 605
   Deferred income taxes                                                                          266                 275
   Other                                                                                          614                 465
                                                                                              -------             -------
Total current assets                                                                           11,087               9,333

Property and equipment, net                                                                     1,434               1,401
Deferred income taxes                                                                             150                 145
Cost in excess of net assets acquired                                                             381                 381
                                                                                              -------             -------

Total assets                                                                                  $13,052             $11,260
                                                                                              =======             =======



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts
payable                                                                                       $ 1,043             $ 1,578
   Accounts payable--Parent                                                                     1,227                 197
   Short-term bank loan                                                                           498                  --
   Accrued expenses                                                                             2,247               1,880
   Customer advances                                                                              412                 456
   Income taxes payable                                                                            17                  19
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                                   1,488               1,857
   Deferred income taxes                                                                          125                 125
                                                                                              -------             -------
Total liabilities, all current                                                                  7,057               6,112
                                                                                              -------             -------

Stockholders' equity:
  Preferred stock: $.01 par value:
     Authorized shares--2,000,000
     Issued and outstanding shares--none                                                           --                  --
  Common stock: $.01 par value:
     Authorized shares--10,000,000
     Issued shares--6,084,473                                                                      61                  61
  Additional paid-in capital                                                                   15,173              15,173
  Accumulated deficit                                                                          (8,996)             (9,843)
  Treasury stock -- 82,900 shares                                                                (243)               (243)
                                                                                              -------             -------
Total stockholders' equity                                                                      5,995               5,148
                                                                                              -------             -------
Total liabilities and stockholders' equity                                                    $13,052             $11,260
                                                                                              =======             =======

                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                               -----------------------------       -----------------------------
                                                  2004              2003              2004              2003
                                               -----------       -----------       -----------       -----------
Contract revenues                              $     4,977       $     4,236       $    15,069       $    12,101
Cost of revenues                                     3,113             2,652             9,602             8,201
                                               -----------       -----------       -----------       -----------
Gross profit                                         1,864             1,584             5,467             3,900
                                               -----------       -----------       -----------       -----------
Operating expenses:
   General and administrative                          559               623             1,888             1,828
   Sales and marketing                                 731               765             1,942             1,946
   Research and development                            228               279               717               872
                                               -----------       -----------       -----------       -----------
Total operating expenses                             1,518             1,667             4,547             4,646
                                               -----------       -----------       -----------       -----------
Operating income (loss)                                346               (83)              920              (746)
Other expense, net                                      (9)              (16)              (39)              (85)
                                               -----------       -----------       -----------       -----------
Income (loss) before income tax
   expense (benefit)                                   337               (99)              881              (831)
Income tax expense (benefit)                           (90)              101                34               226
                                               -----------       -----------       -----------       -----------
Net income (loss)                              $       427       $      (200)      $       847       $    (1,057)
                                               ===========       ===========       ===========       ===========
Basic and diluted income (loss) per share      $      0.07       $     (0.03)      $      0.14       $     (0.18)
                                               ===========       ===========       ===========       ===========
Weighted average number
  common shares - basic and diluted              6,001,573         6,001,573         6,001,573         6,001,573
                                               ===========       ===========       ===========       ===========

                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     ---------------------
                                                                       2004          2003
                                                                     -------       -------
Cash flows from operating activities:
Net income (loss)                                                    $   847       $(1,057)
Adjustments to reconcile net income (loss) to net cash provided by  (used in) operating activities:
      Depreciation                                                       304           312
      Deferred income tax benefit                                          5           (52)
      Changes in operating assets and liabilities
         Accounts receivable                                             (90)        1,751
         Inventory                                                      (772)          243
         Costs and estimated earnings in excess of billings
           on uncompleted contracts                                     (256)         (424)
         Other assets                                                   (149)         (247)
         Accounts payable and accrued expenses                          (168)          110
         Accounts payable--Parent                                      1,030          (292)
         Income taxes payable                                             (2)            6
         Customer advances                                               (44)          (91)
         Billings in excess of costs and estimated earnings
           on uncompleted contracts                                     (370)       (1,086)
                                                                     -------       -------

Net cash provided by (used in) operating activities                      335          (827)

Cash flows from investing activities:
      Purchase of equipment                                             (337)         (443)
                                                                     -------       -------

Net cash used in investing activities                                   (337)         (443)
                                                                     -------       -------

Cash flows from financing activities:
      Short-term bank loan                                               498            --
      Repayment of note receivable                                        --            36
                                                                     -------       -------

Net cash provided by financing activities                                498            36
                                                                     -------       -------

Net increase (decrease) in cash and cash equivalents                     496        (1,234)
Cash and cash equivalents at beginning of period                       2,413         3,030
                                                                     -------       -------
Cash and cash equivalents at end of period                           $ 2,909       $ 1,796
                                                                     =======       =======

Supplemental disclosures of cash flow information:
Net cash paid during the period for income taxes                     $   126       $   213
                                                                     =======       =======

                             See accompanying notes

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Interim Financial Information

         The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and in the Company's Form 10-K for the year ended December 31, 2003, filed on March 30, 2004 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2003.

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

                                 ORBIT/FR, Inc.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Net  Income (Loss) Per Share

         Basic income (loss) per share is calculated by dividing net income
(loss) by the weighted average common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not presented for the three and nine months ended September 30, 2004 and 2003 because the effect of these securities is antidilutive.

3. INVENTORY

         Inventory consists of the following:


                            SEPTEMBER 30,   DECEMBER 31,
                                2004            2003
                            -------------   ------------
                             (UNAUDITED)

   Work-in-process              $1,575         $  991
   Parts and components            746            558
                                ------         ------
                                $2,321         $1,549
                                ======         ======


4. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:


                                      SEPTEMBER 30,  DECEMBER 31,
                                          2004           2003
                                      -------------  ------------
                                       (UNAUDITED)

   Lab and computer equipment            $2,272         $2,536
   Office equipment                         933            908
   Transportation equipment                 397            376
   Furniture and fixtures                    16             38
   Leasehold improvements                   294            288
                                         ------         ------
                                          3,912          4,146
   Less accumulated depreciation          2,478          2,745
                                         ------         ------

   Property and equipment, net           $1,434         $1,401
                                         ======         ======

                                 ORBIT/FR, Inc.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


5. ACCRUED EXPENSES

   Accrued expenses consist of the following:

                               SEPTEMBER 30,   DECEMBER 31,
                                   2004            2003
                               -------------   ------------
                               (UNAUDITED)
   Accrued contract costs         $  368         $  338
   Accrued compensation            1,007            797
   Accrued commissions               195             65
   Accrued royalties                  80            117
   Accrued warranty                  351            411
   Other accruals                    246            152
                                  ------         ------
                                  $2,247         $1,880
                                  ======         ======



6. LONG-TERM CONTRACTS
                                                           SEPTEMBER 30,      DECEMBER 31,
                                                               2004               2003
                                                           -------------      ------------
                                                            (UNAUDITED)
   Accumulated expenditures on uncompleted contracts         $ 10,984          $  7,856
   Estimated earnings thereon                                   1,404               560
                                                             --------          --------
                                                               12,388             8,416
   Less: applicable progress billings                          13,015             9,668
                                                             --------          --------
      Total                                                  $   (627)         $ (1,252)
                                                             ========          ========


The long-term contracts are shown in the accompanying balance sheets as follows:

   Costs and estimated earnings on uncompleted
     contracts in excess of billings                         $    861          $    605
   Billings on uncompleted contracts in excess of
     costs and estimated earnings                              (1,488)           (1,857)
                                                             --------          --------
                                                             $   (627)         $ (1,252)
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

                                 ORBIT/FR, Inc.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



8. SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three and nine months ended September 30, 2004 and 2003.

Three months ended September 30, 2004           North America      Europe           Asia           Total
-------------------------------------           -------------      ------          ------          ------
     Sales to unaffiliated customers               $2,888          $1,064          $1,025          $4,977
     Cost of sales to unaffiliated customers        1,644             822             647           3,113
                                                   ------          ------          ------          ------
     Gross profit unaffiliated customers           $1,244          $  242          $  378          $1,864
                                                   ======          ======          ======          ======

Three months ended September 30, 2003           North America      Europe           Asia           Total
-------------------------------------           -------------      ------          ------          ------
   Sales to unaffiliated customers                 $1,667          $  715          $1,854          $4,236
   Cost of sales to unaffiliated customers          1,008             486           1,158           2,652
                                                   ------          ------          ------          ------
   Gross profit unaffiliated customers             $  659          $  229          $  696          $1,584
                                                   ======          ======          ======          ======

Nine months ended September 30, 2004            North America     Europe           Asia            Total
------------------------------------            -------------     -------         -------         -------
   Sales to unaffiliated customers                 $ 8,591        $ 3,088         $ 3,390         $15,069
   Cost of sales to unaffiliated customers           5,587          1,896           2,119           9,602
                                                   -------        -------         -------         -------
   Gross profit unaffiliated customers             $ 3,004         $1,192         $ 1,271         $ 5,467
                                                   =======        =======         =======         =======


Nine months ended September 30, 2003            North America     Europe          Asia            Total
------------------------------------            -------------     -------        -------         -------
   Sales to unaffiliated customers                 $ 6,051        $ 1,612        $ 4,438         $12,101
   Cost of sales to unaffiliated customers           4,173          1,364          2,664           8,201
                                                   -------        -------        -------         -------
   Gross profit unaffiliated customers             $ 1,878        $   248        $ 1,774         $ 3,900
                                                   =======        =======        =======         =======

         In the table above, "North America" includes all United States operations, and "Europe" includes subsidiaries in Germany and Israel.

9. INCOME TAXES

Income tax expense was not recorded during the three and nine months ended September 30, 2004 on the Company's profitable domestic operations as previous income tax benefits on losses were reserved for in prior periods. The Company has reflected income tax expense on profitable foreign operations during the three and nine months ended September 30, 2004 and 2003.

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


RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of revenues for the periods indicated:



                                  THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                  --------------------------------  -------------------------------
                                          2004           2003            2004          2003
                                         -----          -----           -----          -----
Revenues                                 100.0%         100.0%          100.0%         100.0%
Gross profit                              37.5           37.4            36.3           32.2
General and administrative                11.2           14.7            12.5           15.1
Sales and marketing                       14.7           18.1            12.9           16.1
Research and development                   4.6            6.6             4.8            7.2
Operating income (loss)                    7.0           (2.0)            6.1           (6.2)
Income (loss) before
  income tax expense (benefit)             6.8           (2.3)            5.9           (6.9)
Net income (loss)                          8.6           (4.7)            5.6           (8.7)


THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003.

         Revenues. Revenues for the three months ended September 30, 2004 were approximately $5.0 million compared to $4.2 million for the three months ended September 30, 2003, an increase of approximately $741,000 or 17.5%. Revenues from the defense, satellite, automotive and university markets increased approximately $697,000, $399,000, $148,000, and $38,000 respectively, while revenues from the wireless and EMC market decreased approximately $510,000 and $31,000. Geographically, revenues from North America and Europe increased approximately $1.2 million and 349,000, respectively, while revenues from Asia decreased approximately $829,000 from prior year levels. The increased sales are largely a result of significant completion of large U.S. defense contracts.

         Cost of revenues. Cost of revenues for the three months ended September 30, 2004 were approximately $3.1 million compared to approximately $2.7 million for the three months ended September

30, 2003, an increase of approximately $461,000 or 17.4%. Gross margins remained stable at approximately 37% for both periods.

         General and administrative expenses. General and administrative expenses for the three months ended September 30, 2004 were $559,000 compared to $623,000 for the three months ended September 30, 2003, a decrease of approximately $64,000 or 10%. As a percentage of revenues, general and administrative expenses decreased to 11.2% for the three months ended September 30, 2004 from 14.7% for the three months ended September 30, 2003. The decreased costs were mostly the result of investments made in the Company's compliance programs during 2003.

         Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2004 were $731,000 compared to $765,000 for the three months ended September 30, 2003, a decrease of approximately $34,000 or 4%. As a percentage of revenues, sales and marketing expenses decreased to 14.7% for the three months ended September 30, 2004 from 18.1% for the three months ended September 30, 2003.

         Research and development expenses. Research and development expenses for the three months ended September 30, 2004 were $228,000 compared to $279,000 for the three months ended September 30, 2003, a decrease of approximately $51,000 or 18%. The decrease is largely due both to significant research and development efforts expended during the three months ended September 30, 2003 on the Company's 959 Spectrum software product, and to the Company's utilization of its existing resources to meet contract deadlines in 2004. As a percentage of revenues, research and development expenses decreased to 4.6% for the three months ended September 30, 2004 from 6.6% for the three months ended September 30, 2003.

         Other expense, net. Other expense, net for the three months ended September 30, 2004 was approximately $9,000 compared to $16,000 for the three months ended September 30, 2003, a decrease of approximately $7,000. The Company recognizes interest income and expense and foreign currency translation gains and losses as other expense. Favorable foreign currency translation rates reduced the Company's other expense in 2004.

         Income taxes. Income tax benefit for the three months ended September 30, 2004 was $90,000 compared to an expense of $101,000 for the three months ended September 30, 2003, a decrease in expense of $191,000. Income tax expense was not recorded during the three months ended September 30, 2004 on the Company's profitable domestic operations as previously recorded income tax benefits on losses were reserved for. The Company has reflected an income tax benefit on its foreign operations during the three months ended September 30, 2004 and an income tax expense during the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003.

         Revenues. Revenues for the nine months ended September 30, 2004 were approximately $15.1 million, compared to approximately $12.1 million for the nine months ended September 30, 2003, an increase of approximately $3.0 million or 25%. Revenues from the defense, satellite, automotive, EMC and University markets increased approximately $2.4 million, $793,000, $361,000, $178,000 and $91,000, respectively, while revenues from the wireless market decreased $832,000. Geographically, revenues from North America and Europe increased approximately $2.5 million and $1.5 million, respectively while revenues from Asia decreased approximately $1.0 million from prior year levels. The increased sales are largely a result of significant completion of large U.S. defense contracts.

         Cost of revenues. Cost of revenues for the nine months ended September 30, 2004 were approximately $9.6 million compared to approximately $8.2 million for the nine months ended September 30, 2003, an increase of approximately $1.4 million or 17%. Gross margins increased to 36.3% for the nine months ended September 30, 2004 from 32.3% for the nine months ended September 30, 2003. The increase in gross margins in the period are largely the result of improvements in contract bid and program management processes, and a greater utilization of existing resources.

         General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2004 were approximately $1.9 million compared to approximately $1.8 million for the nine months ended September 30, 2003, an increase of approximately $60,000 or 3%. As a percentage of revenues, general and administrative expenses decreased to 12.5% for the nine months ended September 30, 2004 from 15.1% for the nine months ended September 30, 2003. The increased costs are largely a result of investments made in the Company's compliance program.

         Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2004 and 2003 were approximately $1.9 million. As a percentage of revenues, sales and marketing expenses decreased to 12.9% for the nine months ended September 30, 2004 from 16.1% for the nine months ended September 30, 2003.

         Research and development expenses. Research and development expenses for the nine months ended September 30, 2004 were $717,000 compared to $872,000 for the nine months ended September 30, 2003, a decrease of approximately $155,000 or 18%. The decrease is due both to significant research and development efforts expended during the nine months ended September 30, 2003 on the Company's 959 Spectrum software product, and to the Company's utilization of its resources to meet contract deadlines in 2004. As a percentage of revenues, research and development expenses decreased to 4.8% for the nine months ended September 30, 2004 from 7.2% for the nine months ended September 30, 2003.

         Other expense, net. Other expense, net for the nine months ended September 30, 2004 was approximately $39,000 compared to $85,000 for the nine months ended September 30, 2003, a decrease of approximately $46,000. The Company recognizes interest income and expense and foreign currency translation gains and losses as other expense. Favorable foreign currency translation rates reduced the Company's other expense in 2004.

         Income taxes. Income tax expense for the nine months ended September 30, 2004 was $34,000 compared to $226,000 of income tax expense for the nine months ended September 30, 2003. Income tax expense was not recorded during the nine months ended September 30, 2004 on the Company's profitable domestic operations as previously recorded income tax benefits on losses were reserved for. The Company has reflected income tax expense on its profitable foreign operations during the nine months ended September 30, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities during the nine months ended September 30, 2004 was $335,000 compared to $827,000 used in operating activities during the nine months ended September 30, 2003. The Company's net income, adjusted for non cash items, provided $1.2 million of operating cash during the nine months ended September 30, 2004, compared to $797,000 used in operating activities during the nine months ended September 30, 2003. Changes in the Company's operating assets and liabilities during the nine months ended September 30, 2004 used $821,000 in operating cash compared to $30,000 used during the nine months ended September 30, 2003.

         Net cash used in investing activities during the nine months ended September 30, 2004 for the purchase of property and equipment was $337,000. During the nine months ended September 30, 2003, the Company purchased $443,000 in property and equipment.

         The Company obtained $498,000 of short-term bank financing during the nine months ended September 30, 2004.

         The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the nine months ended September 30, 2004, approximately 81% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

         The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at September 30, 2004, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

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


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES--NOT APPLICABLE

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


                                                     ORBIT/FR, INC.
                                          --------------------------------------
                                                       Registrant


Date: November  15, 2004
                                                    /s/  Israel Adan
                                          --------------------------------------
                                          President and Chief Executive Officer


Date: November  15, 2004
                                                     /s/  Dave Lubbe
                                          --------------------------------------
                                                    Chief Financial Officer