Form 10-K
period 2004-12-31
ORBIT FR INC
filed 2005-03-31
CIK 1037115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

      Yes  [ ]  No [X]

      As of June 30, 2004, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $2,531,730 (based on the closing price of the Common Stock on June 30, 2004 of $1.10 per share). The information provided shall in no way be construed as an admission that any officer, director, or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission. As of March 31, 2005, 6,001,573 shares of Common Stock were outstanding.

                                 ORBIT/FR, INC.

                                      INDEX

                                                                                                      PAGE NO.
                                                                                                      --------
PART I.

      Item 1.   Business...........................................................................       3

      Item 2    Properties.........................................................................      14

      Item 3    Legal Proceedings..................................................................      14

      Item 4    Submission of Matters to a Vote of Security Holders ...............................      15

      Item 4.1  Executive Officers and Key Employees...............................................      15

PART II.

      Item 5    Market for the Registrant's Common Equity and Related Stockholder Matters..........      17

      Item 6    Selected Financial Data............................................................      18

      Item 7    Management's Discussion and Analysis of Financial Condition and Results of
                Operations.........................................................................      18

      Item 7a   Quantitative and Qualitative Disclosure About Market Risk..........................      26

      Item 8    Financial Statements and Supplementary Data........................................      26

      Item 9    Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosures........................................................................      26

      Item 9a   Controls and Procedures............................................................      26

PART III

      Item 10   Directors and Executive Officers of the Registrant.................................      28

      Item 11   Executive Compensation.............................................................      31

      Item 12   Security Ownership of Certain Beneficial Owners and Management.....................      35

      Item 13   Certain Relationships and Related Transactions.....................................      38

PART IV

      Item 14   Principle Accountant Fees and Services.............................................      39

      Item 15   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................      39

                                     PART I

FORWARD-LOOKING STATEMENTS

      This report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including, but not limited to those set forth in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Certain Factors" below and elsewhere in this report on Form 10-K. The following discussion should be read in conjunction with Part II of this Form 10-K and the Consolidated Financial Statements and notes to the Consolidated Statements beginning on page F-1. As used in this annual report on Form 10-K, unless the context otherwise requires, "we," "us," "our," "Company," or "ORBIT/FR" refers to ORBIT/FR, Inc.

ITEM 1. BUSINESS

GENERAL

      ORBIT/FR, Inc. ("ORBIT/FR" or the "Company") develops, markets and supports sophisticated automated microwave test and measurement systems for the aerospace/defense, wireless communications, satellite and automotive industries and manufactures anechoic foam, a microwave absorbing material that is an external component of microwave test and measurement systems. Military antennas, cellular phones, satellites, radio transmitters, and global positioning system ("GPS") receivers all depend upon the reliable and efficient transmission and reception of microwave signals in order to communicate. By utilizing the Company's systems to measure the critical performance characteristics of microwave signals, wireless manufacturers and service providers within these industries can improve quality and time-to-market, lower the risk of failure and underperformance and reduce costs.

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

      The Company markets and sells its systems to customers in the United States and throughout the world. Within its targeted industries, the Company's customers include aerospace/defense systems integrators and product manufacturers that incorporate microwave technology, such as Lockheed Martin, Raytheon, Northrop Grumman, BAE, L3 Communications, Alenia, Astrium Lufthansa and Boeing; manufacturers of wireless systems and products, such as Motorola, Nokia Ericsson, Samsung and Qualcomm; telecommunications service providers that rely on microwave technology, such as AT&T, NTT and British Telecom; and automobile and automotive subassembly manufacturers such as Daimler-Chrysler, Ford, BMW and Hyundai. The Company's customers also include the United States government and several foreign governments.

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

The Company has applied for reinstatement of its ITAR export privileges and hopes to qualify for such reinstatement based upon its present internal policies, procedures and compliance with all applicable export law.

      On March 6, 2000, the Company received notification, effective March 1, 2000 from the U.S. Department of State, that a Commodity Jurisdiction request submitted by the Company in 1998 had been approved, and the vast majority of the Company's basic Antenna Measurement Software products and systems were removed from the U.S. Munitions List. These products now fall under the jurisdiction of the U.S. Department of Commerce and therefore would not be subject to the Department of State's non-discretionary policy of denying the Company's license applications. The Company's Radar Cross Section ("RCS") and Radome systems remain on the U.S. Department of State's Munitions list.

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

      Within the wireless communications, satellite, automotive and aerospace/defense industries, test and measurement products and systems are used during all stages of a product's life cycle, including product development, pre-production qualification, production testing and product maintenance. Given the broad scope of testing procedures, it is not uncommon for a manufacturer or service provider to own and operate more than one microwave test and measurement system.

      AEROSPACE/DEFENSE. The need within the aerospace/defense community for accurate and secure communications and tracking systems led to the emergence of microwave test and measurement companies in the 1960's. Recent growth in Homeland Security and Department of Defense budgets are expected to provide additional opportunities for the Company.

      The industry's tracking requirements, such as air traffic control, precision guided weapons, and data links and stealth aircraft, led to the development of Radar Cross Section (RCS) and the test and measurement of radomes. RCS involves the transmission of microwave signals towards a passive target, such as an aircraft or missile, and then the creation of an "image" of the target by measuring the energy reflected back towards the transmit source. Radome testing evaluates the impact of a radome (the dome-shaped casing that is placed on the leading edge of an aircraft or missile to protect the radar and direction-finding equipment) on the microwave signals that pass through it.

      WIRELESS COMMUNICATIONS. The wireless communications industry has grown in recent years as a result of the development of cost-effective digital technologies and the gradual global deregulation of the telecommunications industry. Wireless communications products include cellular/PCS handsets and base stations, pagers, wireless PDAs, and Bluetooth, Wi-Fi and Wi-Max products, and RFIDs (RF tags). The Company expects continued growth within the wireless communications industry in the future due to an increase in available spectrum, the generation of 3G cellular systems, the adoption of efficient new digital technologies and the development of "smart" antennas.

      Growing worldwide demand for wireless communications products and services has generated a need among wireless manufacturers and service providers for systems and products that address their specific microwave test and measurement needs. These companies operate in highly-competitive, rapidly changing markets in which the performance and reliability of their systems and products are essential to achieve and maintain competitive advantage. The accurate transmission and reception of microwave signals are fundamental to the performance of wireless systems and products. To ensure the successful transfer of voice or data from one point to another and to minimize poor reception, cross talk and dropped calls, manufacturers and service providers conduct extensive testing of both cellular handsets and wireless base stations for signal quality, direction, strength and interference.

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

      AUTOMOTIVE. The world's major manufacturers of automobiles and automotive sub-assemblies, driven by competitive pressures, are designing new generations of "smart" cars and trucks. These vehicles incorporate the latest communications and safety devices including cellular, GPS-based, navigation and anti-theft systems, satellite radios (e.g. XM, Sirius), data transfer, digital TV and collision-avoidance systems. Each of these features requires a specialized, highly-accurate microwave transmission and reception system. To ensure the performance of these various systems and to assess how they are impacted by the electromagnetic properties of the car itself, automotive manufacturers must test the car and these devices as a unit using a microwave test and measurement system designed for automotive applications.

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

      The Company offers a wide range of standard and custom microwave test and measurement solutions for specialized aerospace/defense-related testing, cellular/PCS handset testing, cellular base station testing, satellite testing and automotive testing. The Company's products include test and measurement software, microwave receivers, positioner subsystems and controllers, as well as other microwave products, and a full line of RF absorbing materials, all of which are typically incorporated into the Company's systems. The Company's proprietary software supports the Company's own test and measurement products as well as those manufactured by third parties. The Company's engineers and other technical staff use their broad expertise to assess and understand their customers' specific microwave test and measurement needs, process orders quickly, keep delivery time to a minimum, provide comprehensive customer support and release new software on a regular basis.

THE ORBIT/FR STRATEGY

      The Company's objective is to strengthen its leadership position in automated microwave test and measurement systems while developing products and systems for a broader range of microwave applications. The principal elements of the Company's strategy to reach its objective are:

      OFFERING COMPREHENSIVE TURNKEY SOLUTIONS TO CUSTOMERS. Within the microwave test and measurement market, new and existing customers increasingly desire to purchase comprehensive, turnkey test and measurement systems from a single provider. The Company addresses this desire by providing engineering and project management services, by offering an increasingly broad product line and by maintaining close relationships with outside component suppliers. Additionally, the Company may periodically acquire companies with complementary products and services that can be integrated with the Company's existing or proposed products and systems, as it has with its acquisitions of Flam & Russell and AEMI. By acquiring suppliers of key components of microwave test and measurement systems that the Company does not already provide, the Company believes, but cannot assure that it will be able to increase gross margins.

      MAINTAINING TECHNOLOGICAL LEADERSHIP. The Company believes that it has sophisticated and diversified technological capabilities and intends to strengthen its technologies by continuously designing and developing new software releases and hardware upgrades which offer greater performance and higher precision.

      FOCUSING ON STANDARD PRODUCTS AND PROPRIETARY OFF-THE SHELF PRODUCTS. Given the diversified needs of the Company's customers, no two microwave test and measurement systems are identical. However, the Company seeks to keep the costs of customization to a minimum by designing and delivering specific types of systems that maximize the use of the Company's proprietary off-the-shelf products. This approach enables the Company to optimize its margins while offering its customers tailor-made solutions built around proven high-quality and reliable products.

      CONTINUED FOCUS ON EXPANDING U.S. AEROSPACE/DEFENSE MARKET. As a result of its reputation and diverse product line, the Company maintains strong relationships with the U.S. Government and several of the leading defense contractors. With expected increases in Homeland Security and Department of Defense budgets, the Company expects to expand this relationship.

      PURSUING GROWTH IN INTERNATIONAL MARKETS. Approximately 41% and 52% of the Company's revenues during 2004 and 2003, respectively, were derived from international customers. The Company believes that in addition to domestic growth as a result of increases in Department of Defense and Homeland Security budgets, the international microwave test and measurement marketplace will also grow over the next several years, due in large part to worldwide economic development, governmental policies aimed at improving the communications infrastructure in developing countries and the increasing globalization of commerce. The Company has devoted and intends to continue to devote significant efforts to increasing its share of the international market for microwave test and measurement systems by strengthening and expanding its sales network through the establishment of foreign sales and customer service centers and the appointment of additional international sales representatives. In addition, the Company believes it has a competitive advantage due to the duty-free status of its products manufactured in Israel and sold into the European Union. As fully detailed under "History" on page 5, most of the Company's products fall under the jurisdiction of the Commerce Department and therefore are not subject to the State Department's non-discretionary policy of denying the Company's license applications.

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

SYSTEMS AND PRODUCTS

      Since its founding, the Company has expanded from distributing individual microwave test and measurement components to providing turnkey solutions, which can include chamber design, RF absorbing materials, antenna measurement and/or RCS subsystems, RF test equipment and software suites, and a wide range of microwave test and measurement solutions. Components of an ORBIT/FR automated microwave test and measurement system include proprietary software and hardware products which can be combined into standard or customized configurations to meet customers' specific needs. The Company believes that one of its principal strengths is its experienced design team that solves complex technical and practical problems.

      MICROWAVE TEST AND MEASUREMENT SYSTEMS. The Company designs, manufactures and markets automated microwave test and measurement systems. In addition to providing most of these systems' component parts, the Company also integrates the systems and trains its customers in use of the systems. Although most customers purchase fully integrated turnkey microwave test and measurement systems, the Company also sells its hardware and software products individually as replacement parts or components of custom-designed systems. The Company offers seven types of microwave test and measurement systems. The first, antenna measurement systems, are generic systems that can be adapted for many uses, and the other types are designed and sold in response to well-defined microwave test and measurement needs within specific industries. Prices for a typical ORBIT/FR system range from $50,000 to $500,000, but large systems have been sold for over $3 million.

      Antenna Measurement Systems. All products and systems that receive or transmit microwave signals rely on antennas. Accordingly, items such as microwave radios, GPS receivers, cellular handsets and base-stations, field service/delivery equipment, satellite earth stations and radios, precision guided missiles, radar and commercial and military aircraft need to have their antennas tested to ensure satisfactory performance characteristics. The Company's antenna measurement systems offer both manufacturers and service providers user-friendly and cost-effective solutions for their antenna measurement needs. The systems test for signal quality, direction, strength and interference and can be adapted to perform testing in each of the stages of a product's life: development, qualification, production and maintenance. Although antenna measurement systems differ significantly from one application to another, all of the Company's systems incorporate a personal computer running specialized proprietary software, a microwave receiver, a positioning subsystem and at least one additional antenna or probe. The systems can be designed for use in a wide variety of different test environments, ranging from a small anechoic chamber to an outdoor range covering several acres. The Company offers three types of antenna measurement methods:

      Far-field:  Traditional method generally used outdoors

      Near-field: Cost-effective indoor method using mathematical conversion tools

      Compact     Range: High-end indoor method using a microwave reflector

      The Company also has developed advanced systems that combine these measurement methods, such as far-field and near-field, in a single chamber.

      Cellular/PCS/Pager Systems. ORBIT/FR believes it is a leader in the design and delivery of high-performance test and measurement systems for manufacturers of cellular/PCS handsets, pagers, and PDAs. The Company has developed a standard system based on its spherical near-field technology that the Company sells as a turnkey off-the-shelf product. The system consists of a Dielectric Belt Driven Rotator (DBDR) positioning system, and the Company's software and receiver, constructed in a small anechoic chamber. The positioning subsystem allows a probe to trace a sphere around the handset or pager held by a mannequin, thus fully sampling the complete microwave properties of the device under test.

      Cellular/PCS Base Station Systems. The Company develops and sells test and measurement systems used to assess the microwave performance characteristics of cellular/PCS base stations and "smart" antennas. These systems enable cellular/PCS base station antenna manufacturers to design and build efficient and reliable products, and allow wireless communications service providers to monitor more efficiently the performance of their base stations. The existing system design is based on the Company's cylindrical near-field technology and is designed for indoor use.

      Satellite Systems. The Company develops and sells microwave test and measurement systems for satellites which test many aspects of satellite performance, including beam location (to assess the satellite's "footprint"), channel purity and intermodulation, gain, G/T, pattern, EIRP and TMA/TDMA microwave timing. These systems also test the transmit and receive characteristics of the active array antennas used on most modern satellites and can have the ability to identify and diagnose malfunctions within these complex antennas. The Company's satellite systems utilize either near-field or compact range technology. Both technologies are equally effective from a test and measurement viewpoint, but each offers certain benefits. A near-field system offers diagnostic capabilities and is generally less expensive than a comparably equipped compact range system, but a compact range system is faster and easier to use.

      Automotive Systems. ORBIT/FR believes it is a leader in the design and delivery of high-performance test and measurement systems for automobile manufacturers and manufacturers of automotive sub-assemblies. The Company's systems incorporate both near-field and far-field technologies and are thus capable of microwave sampling over a wide range of frequencies. A typical system includes a large mechanical arm that sweeps over a large turntable. The car being tested rests on the turntable, and both the turntable and the mechanical arm are set in motion based upon instructions received from the Company's measurement software. The systems' broad capabilities are essential given a growing trend by automobile manufacturers to integrate advanced microwave technologies such as cellular/PCS, GPS-based navigation system, satellite radios, digital TV and collision-avoidance systems into their "smart" cars.

      RCS Systems. The Company's Radar Cross Section measurement systems transmit microwave signals towards a passive target and then measure the energy reflected back towards the transmit source. In an RCS system, the passive target is typically a model or full scale aircraft or missile that is mounted on a special "low-RCS" testing pylon capable of rotating the target. Data collected at various rotation angles and frequencies can be processed to form an electromagnetic "image" of the target. This type of information enables the design engineer to assess more accurately the detailed radar signature of the target. The Company believes that it is a market leader in this field. Although current restrictions preclude the Company from obtaining a Department of State license for exporting these systems outside the United States, the Company has submitted a formal request to the State Department seeking reinstatement of these export privileges. This product remains on the U.S. Department of State's Munitions list.

      Radome Systems. A radome is a dome-shaped casing that is placed on the leading edge of an aircraft or missile to protect the radar and direction-finding equipment. A radome is typically manufactured using fiberglass or other materials that are designed to be "transparent" to microwave signals. Testing is performed periodically to ensure that microwave signals are not degraded or deflected as they pass through the radome. The Company's systems are designed to measure radome performance by analyzing the path of microwave signals as they pass through the radome and then comparing it to the propagation path when the radome is not present. Radome systems use far-field measurement methods but rely on high positioning accuracy normally required by near-field systems. Although current restrictions preclude the Company from obtaining a State Department license for exporting these systems outside the United States, the Company has submitted a formal request to the Department of State's seeking reinstatement of these export privileges.

      Custom Systems. From time to time, the Company designs and manufactures custom microwave test and measurement systems for a wide variety of uses and applications worldwide. The Company's broad microwave and antenna expertise has enabled it to obtain these contracts, and the Company intends to bid for similar jobs in the future if the expertise gained in designing such systems is deemed to be of strategic value to the Company.

      MICROWAVE TEST AND MEASUREMENT SOFTWARE PRODUCTS. ORBIT/FR offers automatic measurement software for microwave test and measurement systems. The Company's software products are Windows-based programs that provide the customer with a consistent user-friendly interface with the test and measurement system. The software products have a robust and modular structure that enables the Company to easily add features for current and future customers. The software uses far-field and/or near-field algorithms to generate accurate results, and the computational methodologies used have gained acceptance throughout the microwave test and measurement community. The software supports the Company's own measurement equipment as well as equipment manufactured by third parties. The Company's software products are designed to be "off-the-shelf," but are versatile and can be customized by the Company's or the customer's technical personnel to suit specific needs.

      Although software can vary between systems, it always consists of three primary modules: data acquisition, data analysis and report writing. The software's data acquisition module records actual measurements as it controls the microwave measurement equipment, the positioning subsystem, and often the source antenna and/or the antenna being measured. Variables such as frequency, power level, amplitude, phase, rotary and/or linear motion, polarization, transmit/receive switching, electrical beam pointing and polarization switching are all controlled by the Company's measurement software. The multidimensional results obtained are stored in a computer file for subsequent analysis. The software's data analysis module processes the acquired data using sophisticated microwave and signal processing algorithms developed by the Company and the National Institute of Standards and Technology. The data analysis module transforms the acquired data into easily-understood numerical information and graphic representations, thus providing the customer with the data required to satisfy its internal requirements and those of its own customers. The software's report writing module can be customized to meet each customer's needs.

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

      Positioner Controllers and Power Control Units. The Company manufactures positioner controllers and power control units (PCUs) as well as models that combine these two products into one component. Working together, the positioner controller and the PCU act as the "translators" between the measurement software and the positioner. The positioner controller receives digital instructions from the microwave software and translates them into analog signals understood by the PCU. These analog signals are then amplified by the PCU to provide precisely calibrated DC power to the positioner's electric motors, which then operate at a user-defined speed to move the antenna or device under test through the desired positions. The Company offers four positioner controller models, two PCU models and four models that combine both positioner controller and PCU. During 2004 the Company introduced a newly developed version of its positioner controller.

      Planar Scanners. A planar scanner is a rectangular device that enables a probe antenna to be moved along an x- and y-axis so that its position at any time is known and can be exactly replicated. Planar scanners are mounted to enable the probe to be moved throughout the height and width dimensions of the scanner. Scanners enable test engineers to accurately and reliably analyze many aspects of the microwave signals radiating from the antenna or device under test. The Company offers 24 standard scanners ranging in size from 3 feet by 3 feet to over 100 feet by 100 feet.

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

CUSTOMER SUPPORT

      The Company is committed to providing customer satisfaction through superior service and support of its products. Through its Customer Service Response Center the Company handles warranty support, field service, technical support, training, service contracts, spare parts and user documentation issues. Through a trained customer service representative and direct phone support the Company believes it is positioned to provide rapid solutions upon request. ORBIT/FR's customer service capabilities are achieved by providing comprehensive training through offices located in the U.S., Europe and Israel.

CUSTOMERS

      The Company has performed several hundred world-wide installations for customers in the aerospace/defense, wireless communications, satellite and automotive industries. Representative customers that have purchased systems from the Company include:

      Aerospace/Defense......... Aerospatiale, Allgon, Ball Aerospace, Boeing,
                                 BAE Systems, Dassault, Elta, Ericsson
                                 Microwave, General Electric, Israel Aircraft
                                 Industry, ITT Avionics, JPL, L3 Communications, Lockheed Martin/Loral, Lufthansa, Mitsubishi Heavy Industries, NASA, Northrop-Grumman, Nurad, Pratt & Whitney, Racal Avionics, Raphael, Raytheon, Rockwell International, SAAB Missiles, SPAR Aerospace, Texas Instruments, and the United States Air Force, Army and Navy.

      Wireless Communications... Alcatel, Andrew, AT&T, Bell Atlantic, BAE,
                                 Bosch, Celwave, Chelton, Daewoo, Ericsson, GTE, IBM, Intel, ITT, Korea Mobile Telecom, Lucent Technologies, Motorola, NEC, Nokia, Northern Telecom, NTT, Qualcomm, RCA, Samsung, SiemensPlessey, Thales Antennas, Telebras and Tenovis.

      Satellite................. Astrium, DASA, Elenia Spazio, Harris, Lockheed
                                 Martin, Space Systems/Loral, Raytheon and TRW.

      Automotive................ Blaupunkt, BMW, Daimler-Chrysler, Ford, Fuba,
                                 Hyundai, Mitsubishi, SAAB, and Toyota.

      University................ Georgia Tech, University of Hawaii, University
                                 of Hong Kong, University of Utah, UCLA,
                                 University of Illinois, Texas A&M University, and Villanova University.

      The Company's customers are located in the Americas (the United States, Canada, Brazil and Argentina), Europe (the United Kingdom, France, Germany, Israel, Italy, Holland, Spain, Austria, Denmark, Poland, Finland, Norway, Sweden, Switzerland and Portugal) and throughout the rest of the world (Japan, Korea, Thailand, Taiwan, Singapore, Indonesia, Australia, China, and South Africa). See Note 7 of the Notes to Consolidated Financial Statements for a discussion of the geographic concentration of the Company's revenues. For the year ended December 31, 2004, Northrop Grumman accounted for 16% of the Company's revenues, while Nurad accounted for 11% of the Company's 2003 revenues.

PRODUCTION AND SUPPLIERS

      The Company's engineers, based in the United States, Germany and Israel, are responsible for product design and development and for overseeing the production of the Company's products. Although the Company maintains a production facility in Horsham, PA, most of the production of the Company's products is performed by subcontractors. Alchut is currently the Company's principal subcontractor for electro-mechanical production, primarily in connection with the manufacturing of positioners. The Company believes that Alchut currently offers the best available combination of quality, reliability and price. By giving three months notice, the Company has the right to select any other subcontractor. Through its subsidiary Advanced ElectroMagnetics, Inc.,
(AEMI) the Company manufactures anechoic foam absorbing material, an integral component of the microwave test and measurement system environment.

      Although the Company produces most of the component parts for its microwave test and measurement systems, it purchases certain components from outside vendors for turnkey microwave test and measurement systems, including personal computers, shielded enclosures and microwave absorbers.

BACKLOG

      At December 31, 2004 and 2003, the Company's backlog was approximately $13.1 million and $12.7 million, respectively. The Company includes in backlog only those orders for which it has received and accepted a completed purchase order. Such orders are generally subject to cancellation by the customer with payment of a specified charge. The delivery lead time on the Company's products and systems generally averages approximately three months, but can be as short as a few days and as long as 18 months or more. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential shipment delays, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

RESEARCH AND DEVELOPMENT

      The Company believes that its future success depends on its ability to adapt to rapidly changing technological circumstances within the industries it serves and to continue to meet the needs of its customers. Accordingly, the timely development and introduction of new products is essential to maintain the Company's competitive position. Using its internal research and development staff, augmented by external consultants, the Company develops all of its products in-house. A significant portion of the Company's research and development efforts has been conducted in direct response to the specific requirements of customers' orders, and, accordingly, such amounts are included in the cost of sales when incurred and the related funding is included in net revenues at such time. Research and development expenses of the Company for fiscal years ended December 31, 2004, 2003 and 2002 were $1,008,000, $1,132,000 and $1,144,000 respectively.

COMPETITION

      The Company believes that its current systems and products compete effectively with the systems and products offered by its competitors on the basis of product functionality, speed and accuracy, reliability, price, ease of use and technical support. The market for automated microwave test and measurement products, systems and services, however, is highly competitive and is characterized by continuing advances in products and technologies. Some of the Company's competitors have established relationships with current and potential customers of the Company. The Company also competes, on a limited basis, with the internal development groups of its existing and potential customers, many of whom design and develop parts of their own microwave test and measurement systems. The Company's business, operating results and financial condition could be materially adversely affected by such competition. The Company's primary competitors in the microwave test and measurement market are MI Technology, Nearfield Systems, Inc., ETS , and March Microwave.

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

EMPLOYEES

      As of December 31, 2004, the Company had a total of 88 employees. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

      The Company occupies approximately 18,000 square feet of space at its headquarters in Horsham, Pennsylvania under a lease expiring in October 2008. The current annual base rent is approximately $129,000. The Company also maintains sales, engineering, technical support and program management facilities in Israel and Germany, and its manufacturing facilities in Santee, California. The Company's current aggregate annual rental expenses for these additional facilities are approximately $355,000.

ITEM 3. LEGAL PROCEEDINGS

      During June 1998, the Company reported it was subject to a pending investigation by the U.S. Customs Service related to its past export practices. In September 1999, the U.S. District Court accepted the Company's guilty plea pursuant to a plea agreement (the "Plea Agreement") with the U.S. Attorney's Office to two counts of violating the Arms Control Act arising from its export to China of a defense article and defense services without the required export licenses, in or about November 1997 and January 1998. In March 2000, the U.S. District Court granted final approval of the agreed upon fine of $600,000 under the Plea Agreement and the fine was paid. The Court did not impose any probation on the Company.

      In November 1999, the Company announced that pursuant to Section 38(g)(4) of the Arms Export Control Act, its export license applications for Munitions List products were subject to a denial policy under the International Traffic in Arms Regulations (ITAR), effective as of November 2, 1999, as a result of the Plea Agreement. As a result of the U.S. Department of State's approval of the Company's Commodity Jurisdiction, the vast majority of the Company's products are not subject to the State Department's non-discretionary policy of denying license applications. The Company has submitted a formal request seeking reinstatement of its export privileges.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 4.1 EXECUTIVE OFFICERS AND KEY EMPLOYEES

      The following table sets forth certain information regarding the Company's executive officers, and certain key employees.

     NAME            AGE                      POSITION
----------------     ---    -------------------------------------------------
Ze'ev Stein          52     Chairman
Israel Adan          54     President, Chief Executive Officer
Dave Lubbe           41     Chief Financial Officer
John Aubin           51     Vice President, Chief Technology Officer
Moshe Pinkasy        54     Managing Director, Engineering
Marcel Boumans       46     Managing Director, GmbH
Gabriel Sanchez      53     President, AEMI
Mark Bates           34     Vice President, Software Development - USA
William Campbell     49     Vice President Engineering and Program Management

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

      Dave Lubbe was named Chief Financial Officer in July 2000. From 1997 to 2000, Mr. Lubbe served as the Company's Controller.

      John Aubin was named Vice President Business Development and Chief Technology Officer in 2002, and served as Vice President of Measurement Systems since 1996 to 2001. From 1991 to 1996, Mr. Aubin was Vice President in charge of the Antenna Measurement Business Area for Flam & Russell.

      Moshe Pinkasy has served as the Managing Director of Engineering since January 1997. From February 1996 to December 1996, Mr. Pinkasy was Alchut's Manager of the Microwave Test and Measurement Business in Israel. From 1992 to 1996, Mr. Pinkasy served, in various capacities, as the Mechanical Engineering Department Manager for Alchut.

      Marcel Boumans has served as the Managing Director of GmbH since March 1997. Since January 1, 2000, Mr. Boumans has been responsible for sales and customer support for Europe. From

June 1995 to March 1997, Mr. Boumans was a Systems Design Engineer for Dornier Satelliten Systeme GmbH, the satellite systems subsidiary of Daimler-Benz Aerospace. From 1990 to 1995, Mr. Boumans was a Systems Design Engineer for Dornier GmbH, the communications and defense subsidiary of Daimler-Benz Aerospace.

      Gabriel Sanchez has served as President of AEMI since its establishment in March 1980. Prior to that period, Mr. Sanchez worked for Plessy Microwave and Emerson and Cumming.

      Mark Bates was named the Company's Vice President of Software Development, U.S.A. in January 2000, and has served in several software development capacities since joining the Company in 1995.

      William Campbell joined the Company as Vice President, Engineering and Program Management in December 2002. Mr. Campbell managed Optical Transponder development and production activities at JDS Uniphase Transmission Systems Division from 2000 to 2002. Prior to that, Mr. Campbell worked for BAE systems where he served as Business Area Director of High Power Transmission Systems, and other various program management activities during his 13 years at the company.

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

                                2004              2003
                                ----              ----
YEAR ENDED DECEMBER 31,    HIGH      LOW     HIGH      LOW
-----------------------    ----      ---     ----      ---
     First Quarter         $1.77    $1.00    $0.46    $0.20

     Second Quarter        $1.60    $1.06    $1.00    $0.19

     Third Quarter         $1.50    $0.68    $0.90    $0.42

     Fourth Quarter        $4.00    $1.20    $1.63    $0.61

      On February 23, 2005, there were 34 holders of record of the Company's Common Stock. Based on information received by the Company from its stock transfer agent, the Company believes that there are approximately 2,000 beneficial owners of its Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data:
(amounts in thousands, except per share data)                        Year Ended December 31,
                                                       ----------------------------------------------------
                                                         2004       2003       2002       2001       2000
                                                       --------   --------   --------   --------   --------
Contract revenues                                      $ 21,185   $ 15,966   $ 13,053   $ 18,612   $ 16,862
Cost of revenues                                         13,567     10,682      9,312     13,589     11,563
                                                       --------   --------   --------   --------   --------
Gross profit                                              7,618      5,284      3,741      5,023      5,299
                                                       --------   --------   --------   --------   --------

General and administrative                                2,618      2,554      2,764      3,197      2,523
Sales and marketing                                       2,901      2,726      2,324      2,093      2,471
Research and development                                  1,008      1,132      1,144      1,142        984
                                                       --------   --------   --------   --------   --------

Total operating expenses                                  6,527      6,412      6,232      6,432      5,978
                                                       --------   --------   --------   --------   --------

Operating income (loss), net                              1,091     (1,128)    (2,491)    (1,409)      (679)
Other income (loss), net                                   (108)       (73)        59         82        286
                                                       --------   --------   --------   --------   --------

Income (loss) before income taxes                           983     (1,201)    (2,432)    (1,327)      (393)
Income tax expense                                           31        134        145        669        195
                                                       --------   --------   --------   --------   --------

Net income (loss) before cumulative effect of
     change in accounting principle                         952     (1,335)    (2,577)    (1,996)      (588)

Cumulative effect of change in
     accounting principle                                    --         --       (301)        --         --
                                                       --------   --------   --------   --------   --------

Net income (loss)                                      $    952   $ (1,335)  $ (2,878)  $ (1,996)  $   (588)
                                                       ========   ========   ========   ========   ========

Basic and diluted income (loss) per share before
  cumulative effect of change in accounting principle  $   0.16   $  (0.22)  $  (0.43)  $  (0.33)  $  (0.10)
                                                       ========   ========   ========   ========   ========

Basic and diluted income (loss) per share              $   0.16   $  (0.22)  $  (0.48)  $  (0.33)  $  (0.10)
                                                       ========   ========   ========   ========   ========

Consolidated Balance Sheet Data:
(amounts in thousands)                           December 31,
                                  -------------------------------------------
                                    2004     2003     2002     2001     2000
                                  -------  -------  -------  -------  -------
Working capital                   $ 4,185  $ 3,221  $ 4,749  $ 7,037  $ 8,626
Total assets                      $13,116  $11,260  $11,875  $14,126  $16,210
Stockholders' equity              $ 6,100  $ 5,148  $ 6,483  $ 9,361  $11,383

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

      Deferred Taxes. The Company recorded a deferred tax valuation allowance due to uncertainty with regard to the Company's ability to generate sufficient taxable income in the future to realize the deferred tax asset.

      Recent Events. During 2004, the Israeli Ministry of Defense implemented a policy temporarily suspending the export of all Israeli military products to the far east, affecting our Israeli subsidiary's ability to deliver products manufactured totaling approximately $1.8 million. Although this delay could lead to a cancellation of the contract to purchase the products, the Company anticipates the suspension will be lifted during 2005 and believes that the customers will accept delivery of the products at that time.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

      Revenues. Revenues for the year ended December 31, 2004 were approximately $21.2 million compared to approximately $16.0 million for the year ended December 31, 2003, an increase of approximately $5.2 million or 33%. Revenues from the defense, satellite, automotive, Electromagnetic Compatibility (EMC), and University markets increased approximately $4.3 million, $918,000, $332,000, $180,000 and $110,000, respectively. Revenues from the wireless market decreased approximately $591,000. Geographically, revenues from North America and Europe increased $4.8 million and $1.4 million, respectively. Revenues from the Asian market decreased approximately $994,000. Increased 2004 defense revenues were a largely a result of significant completion of large U.S. defense contracts.

      Cost of revenues. Cost of revenues for the year ended December 31, 2004 were approximately $13.6 million compared to approximately $10.7 million for the year ended December 31, 2003. Gross margin percentage for the year ended December 31, 2004 increased to 36.0% from 33.1% for the year ended December 31, 2003. The increased margins are due primarily to increased volume, increased sales of high margin software, and improvements in the Company's contract bid and program management functions..

      General and administrative expenses. General and administrative expenses for each of the years ended December 31, 2004 and 2003 totaled approximately $2.6 million. As a percentage of revenues, general and administrative expenses decreased to 12.2% for the year ended December 31, 2004, from 16.0% for the year ended December 31, 2003.

      Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2004 were approximately $2.9 million compared to approximately $2.7 million for the year ended December 31, 2003. The current year increase is primarily the result of the Company's increased worldwide marketing efforts, and increased sales commissions. As a percentage of revenues, sales and marketing expenses decreased to 13.7% for the year ended December 31, 2004, from 17.1% for the year ended December 31, 2003.

      Research and development expenses. Research and development expenses for the year ended December 31, 2004 were approximately $1.0 million, compared to approximately $1.1 million for the year ended December 31, 2003. These costs represent the Company's continuing efforts in the development of its 959Spectrum software suite and improvement of its existing compact range technology. As a percentage of revenues, research and development expenses decreased to 4.8% for the year ended December 31, 2004, from 7.1% for the year ended December 31, 2003.

      Other income (loss) net. Other income (loss), net, for the year ended December 31, 2004 was a loss of approximately $108,000 compared to a loss of approximately $73,000 for the year ended December 31, 2003, an increase of approximately $35,000. The additional loss is primarily due to the settlement of the Company's relocation claim as a result of it's 2003 relocation of its manufacturing facility in Santee, CA.

      Income taxes. Income tax expense for the year ended December 31, 2004 was approximately $31,000 compared to approximately $134,000 of income tax expense for the year ended December 31, 2003, a decrease in expense of $103,000. The Company records income tax expense on profitable operations and income tax benefits on losses recorded by its foreign subsidiaries where applicable. Income tax expense was not recorded during the year ended December 31, 2004 on the Company's profitable domestic operations as previously recorded deferred income tax benefits on losses were reserved for.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

      Revenues. Revenues for the year ended December 31, 2003 were approximately $16.0 million compared to approximately $13.1 million for the year ended December 31, 2002, an increase of approximately $2.9 million or 22%. Revenues from the defense, satellite and automotive markets increased approximately $4.0 million, $464,000 and $98,000, respectively. Revenues from the wireless, electromagnetic compatibility (EMC), university markets decreased approximately $949,000, $370,000 and $303,000, respectively. Geographically, revenues from North America, Asia, and Europe increased $2.7 million, $150,000 and $43,000 respectively. Increased 2003 defense revenues were a result of the completion of several significant U.S. defense contracts, while 2003 satellite revenues increased in Asia. European and Asian wireless revenues recognized during 2002 were not completely replaced during 2003.

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

      Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2003 were $2.7 million compared to $2.3 million for the year ended December 31, 2002. The increase in 2003 was primarily a result of the Company's investment in senior marketing personnel and increases in advertising, trade show, and publication costs during the year. As a percentage of revenues, sales and marketing expenses decreased to 17.1% for the year ended December 31, 2003, from 17.8% for the year ended December 31, 2002.

      Research and development expenses. Research and development expenses for the years ended December 31, 2003 and 2002 were $1.1 million. These costs represent the Company's continuing efforts in the development of its 959Spectrum software suite and improve its existing compact range technology.

      Other income (loss), net. Other income (loss), net, for the year ended December 31, 2003 was a loss of approximately $73,000 compared to an income of $59,000 for the year ended December 31, 2002, a difference of approximately $132,000. This decrease is primarily a result of the reduction in the Company's cash balances available for investment, declining interest rates, and foreign currency losses recognized during 2003.

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

      Net cash provided by operating activities during the year ended December 31, 2004 was approximately $783,000, compared to approximately $35,000 used in operating activities during the year ended December 31, 2003. The most significant contribution of cash provided by operating activities during the year ended December 31, 2004 came from the Company's $981,000 net income. Other significant contributions to cash provided by operating activities resulted from increases in accounts payable, accounts payable - Parent, and customer advances of $372,000, $324,000, and $308,000, respectively. Significant uses of cash in operating activities included the increase in accounts receivable, inventory, and decreases in billings in excess of costs and estimated earnings on uncompleted contracts of $744,000, $716,000, and $112,000, respectively.

      Net cash used in investing activities for the purchase of property and equipment during the year ended December 31, 2004 was $382,000. Net cash used in investing activities for the purchase of property, plant and equipment during the year ended December 31, 2003 amounted to $634,000, of which approximately $262,000 was invested in anechoic foam manufacturing equipment at the Company's Santee, CA facility.

      The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the year ended December 31, 2004, approximately 81% of the Company's revenues were billed in U.S. dollars. Most of the costs of the Company's contracts, including costs subcontracted to the

Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

      The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This statements supersedes APB Opinion No. 25, Accounting for Stock Issused to Employees", and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity investments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting transactions in which an entity obtains employee services in share-based payment transactions. This statement requires all share based payments to employees, including grants of employee stock options, to be recognized in the financial statements. The proforma disclosures previously permitted will no longer be an alternative to financial statement recognition. This statement is effective for public entities that do not file as small business issuers, as of the beginning of the first interim or annual period, that begins after June 15, 2005.

      In December 2004, the FASB issued Statement No. 153 "Exchange of Nonmonetary Assets - an amendment to APB Opinion No. 29". The guidance in APB No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchange of nonmonetary assets should be measured on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for the nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has the commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December, 2004.

      In November 2004, the FASB issued Statement No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004.

      In December 2003, the FASB issued Statement No. 132[R], "Employers' Disclosures about Pensions and Other Post Retirement Benefits - an amendment of FASB Statements No. 87, 88, and 106". This statement revises employers' disclosures about pension plans and other post retirement benefit plans. It does not change the measurement or recognition of those plans required by the FASB.

All new disclosure requirements for the domestic plans of publicly traded entities are effective for years ending after December 31, 2003. This new standard did not impact the Company in 2004.

CONTRACTUAL OBLIGATIONS:

                                                                                          Payments Due by Period
                                                                           -------------------------------------------------
                                                                              Less         One         Three        After
                                                                           ----------   ----------   ----------   ----------
                                                                            Than One     to Three      to Five       Five
                                                                           ----------   ----------   ----------   ----------
           Description                                          Total         Year        Years         Years        Years
           -----------                                        ----------   ----------   ----------   ----------   ----------
Long-term debt obligations..................................
Capital lease obligations...................................  $  101,610   $   23,895   $   47,749   $   29,966
Operating lease obligations.................................   2,311,788      429,804      871,195      486,583   $  445,021
                                                              ----------   ----------   ----------   ----------   ----------
Purchase obligations........................................
Other Long-Term Liabilities Reflected on the Registrant's
   Balance Sheet under GAAP
                                                              ----------   ----------   ----------   ----------   ----------
Total.......................................................  $2,413,398   $  453,699   $  918,944   $  516,549   $  445,021
                                                              ==========   ==========   ==========   ==========   ==========

CERTAIN FACTORS

      Certain information contained in this Form 10-K contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors are discussed in Item 1 - "Business", Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and those set forth below.

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

      DEPENDENCE ON ALCHUT; OPERATIONS IN ISRAEL. The Company maintains and will continue to maintain a number of relationships with Alchut, the major stockholder of the Company. Alchut is the Company's principal subcontractor for electro-mechanical production, primarily in connection with the production of positioners. In addition, Alchut provides general and administrative services for the Company's operations in Israel. Effective January 1, 2004, the Company and Alchut entered into an agreement under which Alchut will continue to provide these services for at least one year. Alchut maintains its production operations, and the Company maintains part of its engineering operations, in Israel. As a result, the Company may be directly influenced by the political, economic and military conditions affecting Israel.

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

      RISKS ASSOCIATED WITH INTERNATIONAL SALES. In 2004 and 2003, international sales comprised approximately 41% and 52% of the Company's total sales, and the Company expects its international business to continue to account for a material part of its revenues. International sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. The non-discretionary three year denial policy for Munitions List items stemming from the U.S. Customs Plea agreement, further restricts future exports. This action was materially limited, when on March 5, 2000, the Department of State notified the Company that it's Commodities Jurisdiction request submitted in 1998 was approved. The approval removes the vast majority of the Company's antenna measurement software products and systems from the US Munitions List. These products now fall under the jurisdiction of the Department of Commerce and therefore would not be subject to the Department of State's non-discretionary policy of denying license applications. Although the export process will become much more efficient under Commerce regulations effective March 1, 2000, there can be no assurance that the Company will be able to continue to compete successfully in international markets or that its international sales will be profitable. Approximately 81% of the Company's sales in 2004 were denominated in U.S. dollars. Accordingly, the Company believes that it does not have significant exposure to fluctuations in currency. However, fluctuations in currency could adversely affect the Company's customers.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of December 31, 2004 (the "Evaluation Date"), have concluded that as of the Evaluation

Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this annual report was being prepared. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls and procedures during the three month period ending on the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

ITEM 9B. OTHER INFORMATION

On March 8, 2005, the Company issued a press release regarding its earnings for the three months and year ended December 31, 2004, which it inadvertently failed to file in a current report on Form 8-K. A copy of the press release is attached as Exhibit 99.1 to this Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and principal occupation of each director.

                                 DIRECTOR
   NAME             AGE           SINCE                    PRINCIPAL OCCUPATION
   ----             ---           -----                    --------------------
Ze'ev Stein         52            1996        Chairman of the Board of Directors of the Company
Uri Jenach          51            1999        General Manager of SophistiPak Ltd., Netanya, Israel
Doron Ginat         36            2002        General Manager of Netivey Gemel Ltd., Israel
Dan Goffer          53            2003        Managing partner of Goffer, Guilman & Co., CPAs

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

      Uri Jenach was named a director in November 1999, and has served as the General Manager of SophistiPak LTD, an engineering and packaging consulting company since 1993. Mr. Jenach has served as a Director of ORBIT/FR, Engineering, Ltd., a subsidiary of the Company, since 1996. Mr. Jenach also serves as a Director of Orbit Avionics, Ltd.

      Doron Ginat has served as the General Manager of Netivey Gemel Ltd. since December 2000. From 1997 to December 2000, Mr. Ginat was the General Manager of the Pension & Insurance Fund of the Construction Workers. Prior to 1997, Mr. Ginat was an Economic Advisor of the General Manager of the Israeli Ministry of Infrastructure, along with serving in the Israeli Military.

      Dan Goffer is the managing partner of Goffer, Guilman & Co., CPAs of Tel Aviv, Israel. Mr. Goffer specializes in analytical auditing and computer consulting implementations.

BOARD OF DIRECTORS

      The Board of Directors met four times during the last fiscal year. There were no directors who, during the last full fiscal year, attended in person or by phone fewer than 75% of the meetings of the Board of Directors.

      The Company's Amended and Restated Certificate of Incorporation provides that the Board of Directors shall consist of not less than three nor more than thirteen members, the exact number to be fixed and determined from time to time by the Board. The Company's whole Board of Directors consists of four (4) directors.

COMMITTEES OF THE BOARD

      The Board of Directors has maintained a Compensation Committee and an Audit Committee since 1997, and an Executive Committee since June 6, 2002. The current members of the Executive Committee, Compensation Committee and Audit Committee were appointed by the Company's Board of Directors in June 2002.

      The Compensation Committee of the Board of Directors, subject to the approval of the Board of Directors, determines the compensation of the Company's executive officers and oversees the administration of executive compensation programs. The Compensation Committee did not meet during 2004. Mr. Ginat, Mr. Jenach and Mr. Goffer were independent, non-employee directors.

      The Audit Committee recommends outside accountants, reviews the results and scope of the annual audit, the services provided by the Company's independent auditors and the recommendations of the auditors with respect to the Company's accounting systems and controls. During 2004, the Audit Committee met three times and was composed of Mr. Ginat, Mr. Jenach and Mr. Goffer, all of whom are independent, non-employee directors, with Mr. Goffer considered an audit committee financial expert by the Board of Directors within the meaning of the rules of the Securities and Exchange Commission. Representatives of the Company's independent auditing firm, Hoberman, Miller, Goldstein, and Lesser, P.C., "Hoberman, Miller," participated in these meetings and discussed their reviews of the Company's financial statements. No members of the Audit Committee, attended in person or by phone, fewer than 75% of the meetings of the Audit Committee.

      The Executive Committee, which consists of Mr. Jenach has, and may exercise, all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation to the fullest extent permitted by Delaware General Corporation Law. The Executive Committee did not meet during 2004. Mr. Jenach is an independent, non-employee director.

COMPENSATION OF DIRECTORS

      Directors not receiving compensation as an officer or employee of the Company, or under a specific agreement, receive $5,000 per year plus stock options upon being named a director. These Directors are entitled to receive up to $750 per meeting. All Director's options will vest in five cumulative annual increments commencing 12 months after the date of grant. Mr. Jenach, Mr. Goffer, and Mr. Ginat earned fees totaling $11,000, $9,500 and $9,250, respectively, for serving on the Company's Board of Directors during 2004. Under a separate consulting agreement, former Director Gurion Meltzer was paid $12,500 for services rendered prior to his March 31, 2004 resignation.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

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

      Bonuses. An incentive plan for all executives was established by the Compensation Committee of the Board of Directors for the year 2004. It is meant to incent executives for attaining predetermined profit levels for both individual business units and for the Company overall. The plan is calculated annually after year end results are audited and executives must be employed by the Company on December 31st.

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

      During 2004, Mr. Stein was paid a base salary of $91,000 for serving as the Chairman of the Board of Directors of Orbit/FR, Engineering Ltd. In addition Ze'ev Stein Properties, Ltd, an Israeli corporation wholly-owned by Mr. Stein, was paid $133,000 under a management services agreement. The Board of Directors of the Company approved a bonus payment to Mr. Ze'ev Stein, in his position as Chairman of the Board of the Company, in the amount of $52,500 in recognition of the financial results of the Company's operations in 2004.

      The preceding report has been furnished by the following members of the compensations committee: Uri Jenach, Doron Ginat, and Dan Goffer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During 2004, the Company had a Compensation Committee comprised of Mr. Ginat, Mr. Jenach and Mr. Goffer, previously described under "Committees of the Board." Mr. Ginat, Mr. Jenach and Mr. Goffer were independent, non employee directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than ten percent (10%) of the Company's Common Stock to file initial reports of ownership and reports of change of ownership with the SEC. The reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to it, the Company believes that, during the year ended December 31, 2004, the executive officers and directors and persons who own more than ten percent (10%) of the Company's Common Stock then subject to Section 16(a) complied with all Section 16(a) filing requirements.

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY

      Information concerning Executive Officers and Key Employees is set forth in Item 4.1 of this Annual Report on Form 10-K.

      The Company has adopted an ethics policy for all employees, including members of management, which has been filed as an exhibit to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

      The following Summary Compensation Table summarizes the compensation of the Chief Executive Officer and the other Named Executive Officers of the Company for fiscal years 2004, 2003 and 2002 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                       Long Term
                                                                     Compensation
                                                                      Securities
Name and Principal                   Annual Compensation              Underlying       All other
Position                        Year       Salary         Bonus       Options(#)     Compensation
--------                        ----      --------      --------     ------------   ---------------
Israel Adan                     2004      $162,618      $ 33,620        60,000      $  1,554    (1)
President, Chief Executive      2003       160,010            --            --         3,774    (2)
Officer                         2002       160,010            --        60,000         4,381    (3)

John Aubin                      2004       121,992        21,608            --         1,393    (4)
Vice President - Chief          2003       119,995         3,700            --         2,993    (5)
Technology Officer              2002        89,996         5,000        20,000         2,227    (6)

William Campbell                2004       113,984        20,000            --           671    (7)
Vice President,                 2003       109,990         5,000            --         1,542    (8)
Engineering and Program
Management

Mark Bates                      2004       103,668        15,500            --         1,206    (9)
Vice President Software         2003       102,649            --            --         4,037   (10)
Development, USA                2002       101,192         3.000            --         4,502   (11)

Moshe Pinkasy                   2004        96,000        19,000            --         5,000   (12)
Managing Director,              2003       105,000        20,000            --         5,197   (12)
ORBIT/FR Engineering, Ltd.      2002        86,000        15,000            --         4,790   (12)

(1) Represents premiums of $408 paid by the Company for group term life insurance, and a matching contribution by the Company of $1,146 under the Company's 401(k) savings plan.

(2) Represents premiums of $408 paid by the Company for group term life insurance, and a matching contribution by the Company of $3,366 under the Company's 401(k) savings plan.

(3) Represents premiums of $504 paid by the Company for group term life insurance, and a matching contribution by the Company of $3,877 under the Company's 401(k) savings plan.

(4) Represents premiums of $408 paid by the Company for group term life insurance, and a matching contribution by the Company of $985 under our 401(k) savings plan.

(5) Represents premiums of $408 paid by the Company for group term life insurance, and a matching contribution by the Company of $2,585 under our 401(k) savings plan.

(6) Represents premiums of $381 paid by the Company for group term life insurance, and a matching contribution by the Company of $1,846 under our 401(k) savings plan.

(7) Represents premiums of $408 paid by the Company for group term life insurance, and a matching contribution by the Company of $263 under our 401(k) savings plan.

(8) Represents premiums of $408 paid by the Company for group term life insurance, and a matching contribution by the Company of $1,134 under our 401(k) savings plan.

(9) Represents premiums of $408 paid by the Company for group term life insurance, and a matching contribution by the Company of $798 under our 401(k) savings plan.

(10) Represents premiums of $456 paid by the Company for group term life insurance and a matching contribution by the Company of $3,581 under our 401(k) savings plan.

(11) Represents premiums of $456 paid by the Company for group term life insurance, and a matching contribution by the Company of $4,046 under our 401(k) savings plan.

(12) Represents contributions by the Company under the retirement plan of ORBIT/FR Engineering Ltd.

STOCK OPTION GRANTS

Pursuant to the Incentive Plan, stock options for 60,000 shares of Common Stock were granted to the Named Executive Officers of the Company. The table below shows option grants in 2004 to the Named Executive Officers of the Company.

                                                                          Potential Realized Value
                                                                              At Assumed Annual
                                                                            Rates of Stock Price
                                                                              Appreciation For
                                     Individual Grants                         Option Term(1)
              ---------------------------------------------------------   ------------------------
                               % of total       Exercise
                 Number      Options Granted      Price      Expiration
              of Securities   to Employees    ($ per share)     Date       5% ($)     10%($)
              -------------  ---------------  -------------  ----------   --------   --------
Israel Adan       60,000        100%              $1.35      10/01/2014   $161,261   $256,781

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

AGGREGATED FISCAL YEAR-END OPTION VALUES

      The table below shows 2004 year-end amounts and value of shares of Common Stock underlying outstanding options. None of the Named Executive Officers exercised any stock options in 2004.

                     Number of Securities Underlying   Value of Unexercised In-the-Money
                         Unexercised Options at                    Options at
                            December 31, 2004                 December 31, 2003(1)
                     -------------------------------   ---------------------------------
Name                   Exercisable     Unexercisable   Exercisable         Unexercisable
----                 ---------------   -------------   -----------         -------------

Israel Adan          (2) 60,000             60,000         --                 $99,000
John Aubin                5,000             15,000         --                      --
Bill Campbell                --             15,000         --                      --
Mark Bates               24,750              5,250         --                      --
Moshe Pinkasy            51,000                 --         --                      --

(1)   Based on the closing price of $3.00 on the OTCBB on December 31, 2004.

(2) In connection with the grant of these options in June 2002, the Company agreed to pay to Mr. Adan, upon and with respect to each share of the Company's stock for which these options are exercise, a bonus equal to the difference between $3.00 and $0.72, the per share exercise price for the options.

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

      Israel Adan. Effective October 15, 2001, the Company entered into an employment agreement with Israel Adan, pursuant to which Mr. Adan was named President and Chief Executive Officer of the Company. The agreement calls for Mr. Adan to receive a base salary of $150,000, and provides that Mr. Adan may be entitled to an annual bonus upon achievement of certain annual objectives established by the Company's Board of Directors. Mr. Adan was also granted an option to purchase 60,000 shares of common stock at an exercise prices of $3.00 per share. Mr. Adan's employment agreement may be terminated by the Company for cause, which is defined as the material breach of the employment agreement by Mr. Adan or if Mr. Adan commits a material act of dishonesty or a material breach of trust or a fiduciary obligation with respect to the Company. Under the employment agreement, Mr. Adan is subject to certain non-disclosure, non-solicitation and non-competitive covenants. Effective June 20, 2004 Mr. Adan's employment agreement was amended and restated to provide Mr. Adan with the right to receive a bonus payment in certain circumstances in the event of a change in control as defined in the agreement, or the sale of one or more of the Company's business units.

                             STOCK PERFORMANCE GRAPH

      The graph below compares the cumulative total stockholder return on the Company's Common Stock for the period from December 31, 1999 to December 31, 2004, with the cumulative total return of the NASDAQ Composite Index. Since historical peer group and industry or line-of-business data is not available, the graph below compares the cumulative total stockholder return on the Company's Common Stock with the cumulative total return of Schmitt Industries, Inc., a publicly traded manufacturer of electronic and mechanical components for machine tool products and laser-measurement systems that has a market capitalization similar to that of the Company. The comparison assumes $100 was invested on June 17, 1997 in the Company's Common Stock and in the foregoing index and assumes reinvestment of dividends.

Comparison of Cumulative Total Returns

[LINE GHAPH]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of March 31, 2005 certain information with regard to beneficial ownership (as determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) of outstanding shares of the Company's Common Stock by (i) each person known by the Company to beneficially own five percent (5%) or more of the outstanding shares of the Company's Common Stock, (ii) each director and Named Executive Officer (as defined below) individually, and (iii) all executive officers and directors of the Company as a group:

                                              TOTAL NUMBER OF SHARES   PERCENTAGE OF CLASS OF
           NAME AND ADDRESS OF                   OF COMMON STOCK           COMMON STOCK
            BENEFICIAL OWNER                   BENEFICIALLY OWNED(1)    BENEFICIALLY OWNED(1)
           -------------------                ----------------------    ---------------------
Orbit-Alchut Technologies, Ltd. (2)                    3,700,000                61.8%
P.O.  Box 3171
Industrial Zone
Netanya 42131 Israel

Ze'ev Stein (3)                                        3,730,000                61.8%
P.O. Box 3171
Industrial Zone
Netanya 42131
Israel

Uri Jenach (4)                                            30,000                    *
c/o Orbit/FR, Inc.
506 Prudential Road
Horsham, PA 19044

Doron Ginat (5)                                           24,000                    *
c/o Orbit/FR, Inc.
506 Prudential Road
Horsham, PA 19044

Dan Goffer (6)                                            12,000                    *
Orbit/FR, Inc.
506 Prudential Road
Horsham, Pennsylvania  19044

Israel Adan (7)                                           60,000                    *
c/o Orbit/FR, Inc.
506 Prudential Road
Horsham, PA 19044

Mark Bates (8)                                            28,750                    *
Orbit/FR, Inc.
506 Prudential Road
Horsham, Pennsylvania  19044

Moshe Pinkasy (9)                                         51,000                    *
Orbit/FR, Inc.
506 Prudential Road

Horsham, Pennsylvania  19044
John Aubin (10)                                           10,000                    *
Orbit/FR, Inc.
506 Prudential Road
Horsham, Pennsylvania  19044

William Campbell (11)                                      7,500                    *
Orbit/FR, Inc.
506 Prudential Road
Horsham, Pennsylvania  19044

All executive officers and directors                   4,101,073                 68.3%
as a group (12 persons) (12)

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

(5) Represents 24,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Ginat, which options became exercisable prior to the date of this Report on Form 10K.

(6) Represents 6,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Goffer, which options became exercisable prior to the date of this Report on Form 10K.

(7) Represents 60,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Adan, which options became exercisable prior to the date of this Report on Form 10K.

(8) Includes 26,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Bates, which options became exercisable prior to the date of this Report on Form 10K. Also includes 2,750 shares of Common Stock exercisable within 60 days of the date of this Report on Form 10K.

(9) Includes 51,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Pinkasy, which options became exercisable prior to the date of this report.

(10) Includes 10,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Aubin, which options became exercisable prior to the date of this Report on Form 10K.

(11) Includes 7,500 shares of Common Stock issuable upon the exercise of options granted to Mr. Campbell, which options became exercisable prior to the date of this Report on Form 10K.

(12)  Includes the information contained in the notes above, as applicable.

  EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth information, as of the end of the fiscal year ended December 31, 2004, with respect to compensation plans under which the Company is authorized to issue shares of Common Stock.

                               Number of Shares to be                                    Number of Shares Remaining Available
                               Issued Upon Exercise of     Weighted-Average Exercise       for Future Issuance under Equity
                                Outstanding Options,         Price of Outstanding            Compensation Plans (excluding
       Plan Category             Warrants and Rights     Options, Warrants and Rights    securities reflected in 1st column)
----------------------------   -----------------------   ----------------------------    ------------------------------------
Equity compensation plan(s)
approved by security holders             587,200                   $2.93                                212,800
(1)

Equity compensation plan(s)
not approved by security                      --                      --                                     --
holders

Total                                    587,200                   $2.93                                212,800

-------------------
(1)   This plan consists of the Orbit/FR, Inc. 1997 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Orbit/FR Engineering, Ltd. ("Engineering"), the Company's wholly-owned Israeli subsidiary, and Alchut have an agreement, whereby Engineering purchases from Alchut electrical and mechanical production services. Engineering pays Alchut for these services based upon a rate of cost plus 5%, totaling approximately $1,414,000 for the year ended December 31, 2004. In addition, Alchut provided other administrative services to Engineering, including but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support, which amounted to approximately $266,000 in 2004. These agreements are evaluated on an annual basis.

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

ACCOUNTANT FEES

      The following table presents fees for professional services rendered by Hoberman, Miller for the audit of the Company's annual financial statements, review of the Company's interim financial statements and fees for other services rendered for 2004 and 2003.

                               2004          2003
                              -------      -------
Audit Fees                    $42,191      $75,539

Audit-Related Fees                -0-          -0-

Tax Fees                       20,000       12,500

All Other Fees                    -0-          -0-

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

      The Company's Audit Committee policies and procedures require the pre-approval by the Audit Committee of all fees paid to, and all services performed by, the Company's independent accounting firm. The Audit Committee approves the proposed services, including the nature, type, and scope of services contemplated and the related fees, to be rendered by the Company's independent accounting firm during the year. In addition, Audit Committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee.

      Pursuant to the Sarbanes-Oxley Act of 2003, the fees and services provided as noted in the table above were authorized and approved by the Audit Committee in compliance with the pre-approval policies and procedures described herein.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

      (a)(1) Consolidated Financial Statements

                  Independent Auditors' Report

                  Auditors' Report to the Shareholders of ORBIT/FR Engineering, LTD.

                  Consolidated Balance Sheets at December 31, 2004 and 2003

                  Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003, and 2002

                  Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002

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

      (a)(3) Exhibits

                  The exhibits filed as part of this report are listed under exhibits as subsection (c) of this Item 15.

      (b)   Exhibits

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

            10.1 Employment Agreement dated February 15, 1997 by and between the Company and Aryeh Trabelsi. (1)

            10.2 Employment Agreement dated January 1, 1997 by and between the Company and Moshe Pinkasy. (1)

            10.3  1997 Equity Incentive Plan. (1)

            10.4 Services Agreement dated January 1, 1997 by and among Orbit-Alchut Technologies, Ltd., Orbit F.R. Engineering, Ltd. and the Company. (1)

            10.5  ORBIT/FR Inc. non-debarment agreement dated February 15, 2000
                  (4)

            10.6 Consulting agreement dated July 24, 2002 by and between the Company and Gurion Meltzer. (5)

            10.7 Employment Agreement dated September 5, 2002 by and between the Company and Ze'ev Stein. (5)

            10.8 Amended and Restated Employment Agreement dated June 20, 2003 by and between the Company and Israel Adan (5)

            10.9 Management Agreement dated January 1, 2003 by and between the Company and Ze'ev Stein Properties, LTD. (6)

            14.1  Employee Ethics Policy (6)

            21.1  Subsidiaries of the Registrant. (3)

            23.1  Consent of Independent Auditors.

            24.1  Power of Attorney (included on signature page).

            31.1 Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Israel Adan, President and Chief Executive Officer.

            31.2 Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Dave Lubbe, Chief Financial Officer.

            32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Israel Adan, President and Chief Executive Officer

            32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Dave Lubbe, Chief Financial Officer.

            99.1  Earnings release, March 8, 2005.

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

            (5) Incorporate by reference to Company's Annual report on Form 10-K filed on March 31, 2003

            (6) Incorporated by reference to Company's Annual report on Form 10-K filed on March 30, 2004

                                 ORBIT/FR, INC.
                                   SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ORBIT/FR, INC

Date: March 31, 2005                         /s/ Ze'ev Stein
                                             -----------------
                                             Ze'ev Stein
                                             Chairman of the Board

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

      Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 30th day of March 2005.

             Name                                                      Title
----------------------------                         -------------------------------------------
/s/ Ze'ev Stein                                      Chairman of the Board
----------------------------
Ze'ev Stein

/s/ Israel Adan                                      President and Chief Executive Officer
----------------------------                         (principal executive officer)
Israel Adan

/s/ Dave Lubbe                                       Chief Financial Officer
----------------------------                         (principal accounting and financial officer)
Dave Lubbe

/s/ Uri Jenach                                       Director
----------------------------
Uri Jenach

/s/ Doron Ginat                                      Director
----------------------------
Doron Ginat

/s/ Dan Goffer                                       Director
----------------------------
Dan Goffer

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

March 31, 2005

/s/ Ze'ev Stein
--------------------
Ze'ev Stein
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors
Orbit/FR, Inc.

We have audited the consolidated balance sheets of Orbit/FR, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audit also included the financial statement schedule listed in the index at 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the financial statements of Orbit/FR Engineering, Ltd., a wholly owned subsidiary, which statements reflect total assets of $4,455,000 and $3,920,000 as of December 31, 2004 and 2003, respectively, and total revenues of $8,567,000, $7,505,000 and $6,648,000 for each of the three years in the period ended December 31, 2004. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Orbit/FR Engineering, Ltd., is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United Sates). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orbit/FR, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the accompanying consolidated financial statements, as of January 1, 2003, the Company changed its method of accounting for goodwill and other intangible assets to conform with the provisions of Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets".

/s/ Hoberman, Miller, Goldstein & Lesser, CPA's, P.C.

February 11, 2005
New York, NY

[Letterhead of Ernst & Young]

                                AUDITORS' REPORT

                             TO THE SHAREHOLDERS OF

                          ORBIT/FR ENGINEERING, LTD.

        We have audited the accompanying balance sheets of Orbit/Fr Engineering, Ltd. ("the Company") as of December 31, 2004 and 2003, and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's board of directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards in the United States and in Israel, including those prescribed by the Auditors' Regulations (Auditor's Mode of Performance), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the board of directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations, the changes in its shareholders' equity and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles in Israel, which differ in certain respects from those followed in the United States (see Note
15 to the financial statements).

      As described in Note 2a, the financial statements referred to above are presented in U.S. dollars in accordance with pronouncements of the Institute of Certified Public Accountants in Israel.

Tel-Aviv, Israel                             KOST FORER GABBAY &
March 31, 2005                                    KASIERER
                                      A Member of Ernst & Young Global

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                               2004        2003
                                                             --------    --------
                                     ASSETS
Current assets:

   Cash and cash equivalents                                 $  2,814    $  2,413
   Accounts receivable, less allowance of $164 and $187
     in 2004 and 2003, respectively                             4,482       3,738
   Inventory                                                    2,265       1,549
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                     659         605
   Income tax refunds receivable                                  241         220
   Deferred income taxes                                          293         275
   Other                                                          447         533
                                                             --------    --------
Total current assets                                           11,201       9,333

Property and equipment, net                                     1,376       1,401
Deferred income taxes                                             158         145
Cost in excess of net assets acquired                             381         381
                                                             --------    --------

Total assets                                                 $ 13,116    $ 11,260
                                                             ========    ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                          $  1,167    $  1,578
   Accounts payable--Parent                                       521         197
   Accrued expenses                                             2,674       1,880
   Customer advances                                              764         456
   Income taxes payable                                            20          19
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                   1,745       1,857
   Deferred income taxes                                          125         125
                                                             --------    --------
Total liabilities, all current                                  7,016       6,112
                                                             --------    --------

Stockholders' equity:
  Preferred stock: $.01 par value:
     Authorized shares--2,000,000

     Issued and outstanding shares--none                           --          --
  Common stock: $.01 par value:
     Authorized shares--10,000,000

     Issued shares--6,084,473                                      61          61
  Additional paid-in capital                                   15,173      15,173
  Accumulated deficit                                          (8,891)     (9,843)
  Treasury stock -- 82,900 shares                                (243)       (243)
                                                             --------    --------
Total stockholders' equity                                      6,100       5,148
                                                             --------    --------

Total liabilities and stockholders' equity                   $ 13,116    $ 11,260
                                                             ========    ========

                             See accompanying notes.

                                 ORBIT/FR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                          YEARS ENDED DECEMBER 31,
                                                -----------------------------------------
                                                    2004           2003           2002
                                                -----------    -----------    -----------

Contract revenues                               $    21,185    $    15,966    $    13,053

Cost of revenues                                     13,567         10,682          9,312
                                                -----------    -----------    -----------

Gross profit                                          7,618          5,284          3,741
                                                -----------    -----------    -----------

Operating expenses:

   General and administrative                         2,618          2,554          2,764

   Sales and marketing                                2,901          2,726          2,324

   Research and development                           1,008          1,132          1,144
                                                -----------    -----------    -----------

Total operating expenses                              6,527          6,412          6,232
                                                -----------    -----------    -----------

Operating income (loss)                               1,091         (1,128)        (2,491)

Other income (loss), net                               (108)           (73)            59
                                                -----------    -----------    -----------

Income (loss) before income taxes                       983         (1,201)        (2,432)

Income tax expense                                       31            134            145
                                                -----------    -----------    -----------

Net income (loss) before cumulative effect of

   change in accounting principle                       952         (1,335)        (2,577)

Cumulative effect of change in

   accounting principle                                  --             --           (301)
                                                -----------    -----------    -----------

Net income (loss)                               $       952    $    (1,335)   $    (2,878)
                                                ===========    ===========    ===========

Basic and diluted income (loss) per share

     before cumulative effect of change in

     in accounting principle                    $      0.16    $     (0.22)   $     (0.43)

   Cumulative effect of change in

     accounting principle                                --             --          (0.05)
                                                -----------    -----------    -----------
Basic and diluted income (loss) per share       $      0.16    $     (0.22)   $     (0.48)
                                                ===========    ===========    ===========
Weighted average number
  common shares - basic and diluted               6,001,573      6,001,573      6,001,573
                                                ===========    ===========    ===========

                             See accompanying notes.

                                 ORBIT/FR, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                Additional
                               Common Stock      Paid-in                   Treasury Stock         Total
                             ----------------   ----------  Accumulated  -----------------    Stockholders'
                             Shares    Amount    Capital      Deficit     Shares    Amount       Equity
                             --------  ------    -------      -------    -------   -------      ------
Balance, January 1, 2002       6,084   $    61   $15,173      $(5,630)        83   $  (243)     $ 9,361

  Net loss                        --        --        --       (2,878)        --        --       (2,878)
                             -------   -------   -------      -------    -------   -------      -------

Balance, December 31, 2002     6,084        61    15,173       (8,508)        83      (243)       6,483

  Net loss                        --        --        --       (1,335)        --        --       (1,335)
                             -------   -------   -------      -------    -------   -------      -------

Balance, December 31, 2003     6,084        61    15,173       (9,843)        83      (243)       5,148

  Net income                      --        --        --          952         --        --          952
                             -------   -------   -------      -------    -------   -------      -------

Balance, December 31, 2004     6,084   $    61   $15,173      $(8,891)        83   $  (243)     $ 6,100
                             =======   =======   =======      =======    =======   =======      =======

                             See accompanying notes.

                                 ORBIT/FR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                               -----------------------------
                                                                 2004      2003        2002
                                                               -------    -------    -------
Cash flows from operating activities:
Net income (loss)                                              $   952    $(1,335)   $(2,878)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
   Depreciation                                                    407        400        433
   Cumulative effect of change in accounting principle              --         --        301
   Deferred income tax provision                                   (31)       (58)       (24)
   Changes in operating assets and liabilities:
       Accounts receivable                                        (744)       422        919
       Inventory                                                  (716)        31         20
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                     (54)        78       (206)
       Income tax refunds receivable                               (21)      (220)        --
       Other                                                        86       (231)      (133)
       Accounts payable and accrued expenses                       383        584         31
       Accounts payable--Parent                                    324       (410)       (91)
       Income taxes payable                                          1        (24)        30
       Customer advances                                           308        297       (568)
       Billings in excess of costs and estimated earnings on
         uncompleted contracts                                    (112)       431      1,009
                                                               -------    -------    -------

Net cash provided by (used in) operating activities                783        (35)    (1,157)
                                                               -------    -------    -------

Cash flows from investing activities:

   Purchase of property and equipment                             (382)      (634)      (270)
                                                               -------    -------    -------

Net cash used in investing activities                             (382)      (634)      (270)
                                                               -------    -------    -------

Cash flows from financing activities
   Net repayments of  note receivable                               --         52         44
                                                               -------    -------    -------
Net cash provided by (used in) financing activities                 --         52         44
                                                               -------    -------    -------

Net increase (decrease) in cash and cash equivalents               401       (617)    (1,383)

Cash and cash equivalents at beginning of year                   2,413      3,030      4,413
                                                               -------    -------    -------

Cash and cash equivalents at end of year                       $ 2,814    $ 2,413    $ 3,030
                                                               =======    =======    =======

Supplemental disclosures of cash flow information:

Net cash paid during the year for income taxes                 $   227    $   299    $    84
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

Software Development Costs

      Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Capitalization ceases when the product is available for general release to customers and amortization over a three year period will commence. During the year ended December 31, 2002 the Company capitalized $92 of software development costs in connection with the development of its 959+ Nearfield software package. During the fourth quarter of 2002, the Company determined that the software is not saleable without substantial modification and upgrade to the existing program. As such, the Company determined that the net realizable value of the software in its current form as of December 31, 2002 was zero and wrote-off the remaining unamortized balance.

Cost in Excess of Net Assets Acquired

      Cost in excess of net assets acquired represents the excess of costs over the fair value of the net assets of businesses acquired in connection with the Company's acquisition of Advanced ElectroMagnetics, Inc. (AEMI) in 1997. Through December 31, 2001, such amounts were amortized on a straight-line basis over twenty years. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued in July 2002 and became effective for the Company on January 1, 2003. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for upon their acquisition and afterwards. The primary impact of SFAS No. 142 on the Company is that beginning in 2003, existing goodwill ("cost in excess of net assets acquired") is no longer amortized. Instead of amortization, goodwill is subject to an assessment for impairment on a reporting unit basis by applying a fair-value-based test annually, and more frequently if circumstances indicate a possible impairment. If a reporting unit's net book value is more than its fair value and the reporting unit's net book value of its goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess goodwill over the book value.

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

      The Company further tested the goodwill of AEMI for impairment at December 31, 2004, 2003 and 2002 using the present value of future cash flow valuation method and found that no additional adjustment for the value of goodwill was necessary.

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

Research and Development

      Internally funded research and development costs are charged to operations as incurred. Included in cost of revenues is customer-funded research and development costs of approximately $80, $280, and $90 for the years ended December 31, 2004, 2003, and 2002, respectively.

Concentrations of Credit Risk and Significant Customers

      Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of cash and accounts receivable. To reduce credit risk relating to the Company's sales in the U.S. and overseas, the Company performs ongoing credit evaluations of its commercial customers' financial condition, but generally does not require collateral for government and domestic commercial customers. For certain foreign commercial customers, the Company generally requires irrevocable letters of credit in the amount of the total contract. At December 31, 2004, there were 13 bank guarantees in place for the Company's foreign customers. For the years ended December 31, 2004 and 2003 one customer accounted for 16% and 11% of the Company's revenues, while two customers accounted for 22% of the Company's revenues for the year ended December 31, 2002. The Company does not anticipate credit risk in connection with its concentration of cash.

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

      For the years ended December 31, 2004, and 2003, approximately 19% and 26%, respectively, of the Company's revenue was billed in currencies other than the U.S. dollar. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been U.S. dollar denominated transactions.

Income (Loss) Per Share

      Basic income (loss) per share is calculated by dividing the net income
(loss) by the weighted average common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options is not included in 2004, 2003, and 2002 as inclusion of such options is antidilutive.

Stock-Based Compensation

      The Company follows APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and the related interpretations in accounting for its stock-based compensation plans. Note 12 includes the required disclosures and pro forma information provided under FASB Statement No. 123 Accounting for Stock-Based Compensation ("SFAS 123"). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying common stock at the date of grant, no compensation expense is recognized.

Fair Value of Financial Instruments

      Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities.

Impact of Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision of ASB Statement No. 123, "Accounting for Stock-Based Compensation". This statements supersedes APB Opinion No. 25, Accounting for Stock Issused to Employees", and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

investments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting transactions in which an entity obtains employee services in share-based payment transactions. This statement requires all share based payments to employees including grants of employee stock options, to be recognized in the financial statements. The proforma disclosures previously permitted will no longer be an alternative to financial statement recognition. This statement is effective for public entities that do not file as small business issuers, as of the beginning of the first interim or annual period that begins after June 15, 2005.

      In December, 2004, the FASB issued Statement No. 153 "Exchange of Nonmonetary Assets - an amendment to APB Opinion No. 29". The guidance in APB No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for the nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December, 2004.

      In November, 2004, the FASB issued Statement No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004.

In December, 2003, the FASB issued Statement No. 132[R], "Employers' Disclosures about Pensions and Other Post Retirement Benefits - an amendment of FASB Statements No. 87, 88, and 106". This statement revises employers' disclosures about pension plans and other post retirement benefit plans. It does not change the measurement or recognition of those plans required by the FASB. All new disclosure requirements for the domestic plans of publicly traded entities are effective for years ending after December 31, 2003. This new standard did not impact the Company in 2004.

Reclassification

      Certain 2003 account balances have been reclassified to conform to the 2004 presentation.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. INVENTORY

   Inventory consists of the following:

                         DECEMBER 31,
                        2004     2003
                       ------   ------
Work-in-process        $1,460   $  991
Parts and components      805      558
                       ------   ------
                       $2,265   $1,549
                       ======   ======

3. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                   DECEMBER 31,
                                 2004     2003
                                ------   ------
Lab and computer equipment      $2,292   $2,536
Office equipment                   963      908
Transportation equipment           396      376
Furniture and fixtures              15       38
Leasehold improvements             290      288
                                ------   ------
                                 3,956    4,146
Less accumulated depreciation    2,580    2,745
                                ------   ------

Property and equipment, net     $1,376   $1,401
                                ======   ======

4. ACCRUED EXPENSES

   Accrued expenses consists of the following:

                                 DECEMBER 31,
                               ---------------
                                2004     2003
                               ------   ------
Accrued contract costs         $  602   $  338
Accrued compensation            1,038      797
Accrued commissions               206       65
Accrued royalties                  87      117
Accrued warranty                  413      411
Accrued DTC settlement costs      100       --
Other accruals                    228      152
                               ------   ------

                               $2,674   $1,880
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

      The Company paid $266, $245 and $202 in 2004, 2003 and 2002, respectively, to the Parent for administrative services. During 2004, Ze'ev Stein Properties, Ltd, an Israeli corporation wholly-owned by the Company's Chairman of the Board, was paid $133 under a management services agreement in 2004.

      Included in cost of revenues for the years ended December 31, 2004, 2003 and 2002 are approximately $1,414, $1,212, and $1,021, respectively, relating to the production services provided by the Parent.

6. COMMITMENTS AND CONTINGENCIES

      The Company leases its operating facilities and certain equipment under noncancelable operating lease agreements which expire in various years through 2012. Rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $567, $609, and $550, respectively. Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows at December 31, 2004: $429 in 2005; $441 in 2006; $430 in 2007; $303
in 2008; $184 in 2009 and $445 thereafter.

      In connection with the Company's efforts to re-establish its International Traffic in Arms (ITAR) export privileges, denied since November 1999, the Company is seeking a settlement with the U.S. Department of State. The Company has been informed that any such settlement will involve the payment of a civil penalty which cannot be currently estimated.

      At December 31, 2004, the Company has outstanding letters of credit totaling $428.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the years ended December 31, 2004, 2003, and 2002:

2004                                       North America    Europe         Asia          Total
----                                       -------------    ------         ----         -------
Sales to unaffiliated customers               $12,428       $ 4,010       $ 4,747       $21,185
Cost of Sales to unaffiliated customers         8,317         2,370         2,880        13,567
                                              -------       -------       -------       -------
Gross profit unaffiliated customers           $ 4,111       $ 1,640       $ 1,867       $ 7,618
                                              =======       =======       =======       =======

Net property and equipment                    $   603       $   773       $    --       $ 1,376
                                              =======       =======       =======       =======

Total assets                                  $ 6,973       $ 6,143       $    --       $13,116
                                              =======       =======       =======       =======


2003                                    North America     Europe           Asia            Total
----                                    -------------     ------           ----            -----
Sales to unaffiliated customers           $ 7,630         $ 2,595         $ 5,741         $15,966
Cost of Sales to unaffiliated customers     5,226           2,067           3,389          10,682
                                          -------         -------         -------         -------
Gross profit unaffiliated customers       $ 2,404         $   528         $ 2,352         $ 5,284
                                          =======         =======         =======         =======

Net property and equipment                $   548         $   853         $    --         $ 1,401
                                          =======         =======         =======         =======

Total assets                              $ 5,730         $ 5,530         $    --         $11,260
                                          =======         =======         =======         =======

2002                                         North America    Europe          Asia           Total
----                                         -------------    -------        -------        -------
Sales to unaffiliated customers                $ 4,910        $ 2,552        $ 5,591        $13,053
Cost of Sales to unaffiliated customers          3,271          2,122          3,919          9,312
                                               -------        -------        -------        -------
Gross profit unaffiliated customers            $ 1,639        $   430        $ 1,672        $ 3,741
                                               =======        =======        =======        =======

Net property and equipment                     $   381        $   785        $    --        $ 1,166
                                               =======        =======        =======        =======

Total assets                                   $ 6,166        $ 5,709        $    --        $11,875
                                               =======        =======        =======        =======

      In table above "North America" includes all domestic operations, and "Europe" includes subsidiaries in Germany and Israel.

8. INCOME TAXES

      Pretax income (loss) for the years ended December 31 was taxed in the following jurisdictions:

                             2004       2003       2002
                           -------    -------    -------
Domestic                   $   778    $  (831)   $(1,644)
Foreign                        205       (370)      (788)
                           -------    -------    -------
                           $   983    $(1,201)   $(2,432)
                           =======    =======    =======

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. INCOME TAXES (CONTINUED)

      The tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities consist of the following:

                                                       DECEMBER 31,
                                                   ------------------
                                                     2004       2003
                                                   -------    -------
Deferred tax assets:

     Net operating loss and credit carryforwards   $ 2,566    $ 2,705
     Long-term contracts                               189        182
     Accrued compensation                               55         43
     Foreign and reserves                            1,033        987
     Goodwill                                           62         78
                                                   -------    -------
Total deferred tax assets                            3,905      3,995

Deferred tax liabilities:

     Purchase accounting basis differences            (124)      (124)
                                                   -------    -------
Net deferred tax asset                               3,781      3,871
Valuation allowance                                 (3,455)    (3,576)
                                                   -------    -------
Net deferred tax asset                             $   326    $   295
                                                   =======    =======

      As of December 31, 2004, the Company has net operating loss carryforwards of approximately $7,140 for federal income tax purposes which expire through 2023. The Company also has a German net operating loss carryforward of approximately $1,471 which will be available indefinitely.

      As of December 31, 2004, the Company has net operating loss carryforwards of approximately $283 and tax credits of approximately $114, which the Company acquired in its acquisition of Flam & Russell, Inc. The tax benefit of these losses and credits may be limited both in time and amount due to limitations imposed by Section 382 of the Internal Revenue Code. These net operating loss and credit carryforwards expire during various dates through 2009.

      The Company decreased its valuation allowance on its deferred tax asset during 2004 as a result of the Company reporting operating income. A valuation allowance has been recorded due to the uncertainty with regard to the Company's ability to continue to generate sufficient taxable income in the future to realize the entire deferred tax asset. A valuation allowance has also been recorded due to the uncertainty with respect to the ultimate realization of the deferred tax asset recorded in connection with the Company's German subsidiary.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. INCOME TAXES (continued)

The components of income tax expense (benefit) are as follows:

                            YEAR ENDED DECEMBER 31,
                           -----------------------
                            2004    2003     2002
                           -----    -----   ------
Current:
       Federal             $  --    $  26    $  31
       Foreign                61      166      131
                           -----    -----    -----
                              61      192      162
                           -----    -----    -----
Deferred:
       Federal                                   4
       State                           --       --
       Foreign               (30)     (58)     (21)
                           -----    -----    -----
                             (30)     (58)     (17)
                           -----    -----    -----
Total income tax expense   $  31    $ 134    $ 145
                           =====    =====    =====

      A reconciliation of income tax expense at the U.S. Federal statutory tax rate and the actual income tax expense is as follows:

                                              YEAR ENDED DECEMBER 31,
                                             -----------------------
                                              2004    2003      2002
                                             -----    -----    -----
Statutory U.S. Federal rate                  $ 334    $(408)   $(827)
Utilization of loss carryforwards             (115)      --       --
Book/tax differences                          (150)      97      293
Increase (decrease) in valuation allowance     (41)     424      594
Foreign rate difference                          2       60       90
Other, net                                       1      (39)      (5)
                                             -----    -----    -----
                                             $  31    $ 134    $ 145
                                             =====    =====    =====

9. RESEARCH AND DEVELOPMENT

      Prior to 1994, the Company received research and development funding from the Binational Industrial Research and Development Foundation ("BIRD") and the Chief Scientist of the Ministry of Industry and Trade ("Chief Scientist"). Under terms of the BIRD grants, the Company is obligated to repay 100% to 150% of the funding received at rates ranging from 2 1/2% to 5% of the annual sales of the product developed under the grants. At December 31, 2004 and 2003 the Company had outstanding contingent obligations to BIRD of $46. Under the terms of the Chief Scientist grant, the Company is obligated to pay royalties at a rate of 2% of revenues generated from the sale of certain products up to the amount of the grant. For the years ended December 31, 2004, 2003, and 2002, royalties under this program were approximately $56, $60 and $59, respectively. At December 31, 2004 the Company had an outstanding contingent obligations to the Chief Scientist of $515. Such contingent obligation is payable in future periods based upon annual sales of products developed under the grants.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. RETIREMENT PLANS

      The Company has retirement plans which cover substantially all employees who have attained the age of 21 and have completed 3 months of service. Eligible employees make voluntary contributions to the plans up to specified percentages of their annual compensation as defined in the plans. Under the plans, the Company makes discretionary matching contributions determinable each plan year and additional contributions based on annual eligible compensation for each participant. The plans are funded on a current basis. For the years ended December 31, 2004, 2003 and 2002, the Company's contributions to the plans were $72, $71 and $79, respectively.

11. LONG-TERM CONTRACTS

      Long-term contracts in process accounted for using the percentage-of-completion method are as follows:

                                                                                        DECEMBER 31,
                                                                                   --------------------
                                                                                     2004        2003
                                                                                   --------    --------
Accumulated expenditures on uncompleted contracts                                  $  9,578    $  7,856
Estimated earnings thereon                                                            2,477         560
                                                                                   --------    --------
                                                                                     12,055       8,416
Less: applicable progress billings                                                   13,141       9,668
                                                                                   --------    --------
   Total                                                                           $ (1,086)   $ (1,252)
                                                                                   ========    ========

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted
  contracts in excess of billings                                                  $    659    $    605
Billings on uncompleted contracts in excess of
  costs and estimated earnings                                                       (1,745)     (1,857)
                                                                                   --------    --------
                                                                                   $ (1,086)   $ (1,252)
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

      Detail information concerning the Incentive Plan is as follows at December 31:

                                             2004                      2003                      2002
                                    ----------------------    ----------------------    ----------------------
                                                 Weighted                  Weighted                  Weighted
                                                  Average                   Average                  Average
                                                 Exercise                  Exercise                  Exercise
                                    Options       Price       Options       Price       Options       Price
                                    -------    -----------    -------    -----------    -------    -----------
Options Authorized                  800,000                   800,000                   800,000
                                    =======                   =======                   =======
Outstanding, beginning of year      717,350    $      3.26    743,850    $      3.30    613,850    $      3.33
Options granted                      60,000           1.35         --                   171,000           3.00
Options forfeited                  (130,150)          3.78    (26,500)          4.10    (41,000)          3.16
                                   --------    -----------   --------    -----------   --------    -----------
Options outstanding, end of year    647,200    $      2.93    717,350    $      3.23    743,850    $      3.25
                                   ========    ===========   ========    ===========   ========    ===========

Options exercisable, end of year    480,975    $      3.10    491,588    $      3.26    393,375    $      3.30
                                   ========    ===========   ========    ===========   ========    ===========

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12. STOCK OPTION PLAN (CONTINUED)

                                          2004           2003          2002
                                      ------------   ------------  -----------
Weighted average remaining
  contractual life (years)                    5.43           6.07         7.04
                                      ============   ============  ===========

Weighted average fair
  value of options granted
  at market value                     $         --   $         --  $      0.46
                                      ============   ============  ===========

Range of exercise prices per share,
  options outstanding                 $ 1.35-$6.63   $  3.00-6.63  $ 3.00-6.63
                                      ============   ============  ===========

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

      Pro-forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for stock options under the fair value method of SFAS 123. The fair value for the Company's stock options granted is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002; risk-free interest rate of 5.5%; no expected dividend payments; volatility factor of the expected price of the Company's common stock, based on historical volatility, of 101.0%; and a weighted-average expected life of the option of 7 years.

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

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12. STOCK OPTION PLAN (CONTINUED)

      For purposes of pro-forma disclosure under FASB 123, the estimated fair value of the Company's options is amortized over the options vesting period. The impact of the repricing has been considered in the pro-forma information. The Company's pro-forma information is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                      -----------------------------
                                                       2004        2003       2002
                                                      -------    -------    -------
Net income (loss) as reported under APB 25            $   952    $(1,335)   $(2,878)

Stock option expense per FASB 123                         (59)      (167)       (73)
                                                      -------    -------    -------

Pro-forma net income (loss)                           $   893    $(1,502)   $(2,951)
                                                      =======    =======    =======

Pro-forma basic and diluted income (loss) per share   $  0.15    $ (0.25)   $ (0.49)
                                                      =======    =======    =======

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

Treasury Stock

      On June 24, 1998, the Company's Board approved the repurchase of up to 300,000 shares of its stock. The Company repurchased 82,900 shares for $243 as of December 31, 2004. The treasury shares have been recorded at cost.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data is as follows:

                                                                             Quarter Ended
                                                           ------------------------------------------------
                                                           March 31      June 30      Sept. 30      Dec. 31
                                                             2004          2004         2004         2004
                                                           --------      -------      --------      -------
Contract revenues                                           $4,624        $5,468       $4,977       $6,116
Gross profit                                                 1,564         2,039        1,864        2,151
Net income                                                      13           407          427          105
Income per share - basic and diluted                          0.00          0.07         0.07         0.02

                                                                             Quarter Ended
                                                           ------------------------------------------------
                                                           March 31      June 30      Sept. 30      Dec. 31
                                                             2003         2003         2003          2003
                                                           -------       -------      --------      -------
Contract revenues                                           $4,584        $3,281       $4,236       $3,865
Gross profit                                                 1,453           864        1,584        1,383
Net loss                                                      (173)         (683)        (200)        (279)
Loss per share - basic and diluted                           (0.03)        (0.11)       (0.03)       (0.05)

Schedule II - Valuation and Qualifying Accounts
ORBIT/FR, Inc. and Subsidiaries
December 31, 2004



                                                      Balance at         Charged to                       Balance at
                                                      Beginning          Costs and                          End of
                                                      of period           Expenses      Deductions          period
                                                      ----------         ----------     ----------        ----------
Year ended December 31, 2004

   Allowance for doubtful accounts                    $187,426            $180,988       $202,038          $166,376

Year ended December 31, 2003

   Allowance for doubtful accounts                     254,047              72,828        139,449           187,426

Year ended December 31, 2002

   Allowance for doubtful accounts                     427,473             149,455        322,881           254,047