Form 10-Q
period 2005-03-31
ORBIT FR INC
filed 2005-05-16
CIK 1037115

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

      There were 6,084,473 shares of common stock, $.01 par value, outstanding as of May 16, 2005.

================================================================================

                                 ORBIT/FR, INC.

                                      INDEX

                                                                                                              PAGE NO.
                                                                                                              --------
PART I.    FINANCIAL INFORMATION

           Item 1.   Consolidated Financial Statements

                     Consolidated Balance Sheets -- March 31, 2005
                       (Unaudited) and December 31, 2004....................................................      3

                     Consolidated Statements of Operations-- Three  months
                       ended March 31, 2005 and 2004 (Unaudited)............................................      4

                     Consolidated Statements of Cash Flows-- Three months
                      ended March 31, 2005 and 2004 (Unaudited).............................................      5

                     Notes to Consolidated Financial Statements
                       (Unaudited)..........................................................................      6

           Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations..................................................     10

           Item 3.   Quantitative and Qualitative Disclosure of Market Risk.................................     12

           Item 4    Controls and procedures................................................................     12

PART II.    Other Information

           Item 1.   Legal Proceedings......................................................................     13

           Item 2.   Changes in Securities, Use of  Proceeds and Issuer Purchases of Equity
                     Securities.............................................................................     13

           Item 3.   Defaults upon Senior Securities........................................................     13

           Item 4.   Submission of Matters to a Vote of Security Holders....................................     13

           Item 5.   Other Information......................................................................     13

           Item 6.   Exhibits and Reports on Form 8-K.......................................................     13

Signatures..................................................................................................     14

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        MARCH 31,       DECEMBER 31,
                                                                                          2005             2004
                                                                                        ---------       ------------
                                                                                        UNAUDITED
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                            $   2,009       $      2,814
   Accounts receivable, less allowance of $166 and $164
     in 2005 and 2004, respectively                                                         4,725              4,482
   Inventory                                                                                2,518              2,265
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                               1,449                659
   Income tax refunds receivable                                                              260                241
   Deferred income taxes                                                                      293                293
   Other                                                                                      215                447
                                                                                        ---------       ------------
Total current assets                                                                       11,469             11,201

Property and equipment, net                                                                 1,317              1,376
Deferred income taxes                                                                         159                158
Cost in excess of net assets acquired                                                         381                381
                                                                                        ---------       ------------

Total assets                                                                            $  13,326       $     13,116
                                                                                        =========       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                     $   1,513       $      1,167
   Accounts payable--Parent                                                                   471                521
   Accrued expenses                                                                         2,819              2,674
   Customer advances                                                                          840                764
   Income taxes payable                                                                                           20
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                               1,316              1,745
   Deferred income taxes                                                                      125                125
                                                                                        ---------       ------------
Total liabilities, all current                                                              7,084              7,016
                                                                                        ---------       ------------

Stockholders' equity:
  Preferred stock: $.01 par value:
     Authorized shares--2,000,000
     Issued and outstanding shares--none                                                       --                 --
  Common stock: $.01 par value:
     Authorized shares--10,000,000
     Issued shares--6,084,473                                                                  61                 61
  Additional paid-in capital                                                               15,173             15,173
  Accumulated deficit                                                                      (8,749)            (8,891)
  Treasury stock -- 82,900 shares                                                            (243)              (243)
                                                                                        ---------       ------------
Total stockholders' equity                                                                  6,242              6,100
                                                                                        ---------       ------------

Total liabilities and stockholders' equity                                              $  13,326       $     13,116
                                                                                        =========       ============

                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                 THREE MONTHS ENDED MARCH 31,
                                                  2005                2004
                                              ------------        ------------
Contract revenues                             $      6,213        $      4,624

Cost of revenues                                     4,289               3,060
                                              ------------        ------------
Gross profit                                         1,924               1,564
                                              ------------        ------------

Operating expenses:

   General and administrative                          617                 589

   Sales and marketing                                 916                 600

   Research and development                            239                 234
                                              ------------        ------------
Total operating expenses                             1,772               1,423
                                              ------------        ------------
Operating income                                       152                 141

Other income (loss), net                                 9                 (25)
                                              ------------        ------------
Income before income taxes                             161                 116

Income tax expense                                      19                 103
                                              ------------        ------------
Net income                                    $        142        $         13
                                              ============        ============
Basic and diluted net income per share        $       0.02        $       0.00
                                              ============        ============

Weighted average number
  common shares - basic and diluted              6,001,573           6,001,573
                                              ============        ============

                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            -------------------------
                                                              2005              2004
                                                            --------         --------
Cash flows from operating activities:
Net income                                                  $    142         $     13
Adjustments to reconcile net income to net cash
 provided by operating activities:
      Depreciation                                               120              121
      Deferred income tax benefit (expense)                       (1)               9
      Changes in operating assets and liabilities:
         Accounts receivable                                    (243)             (11)
         Inventory                                              (253)            (350)
         Costs and estimated earnings in excess of
            billings on uncompleted contracts                   (790)            (314)
         Income tax refunds receivable                           (19)              --
         Other assets                                            232              (63)
         Accounts payable and accrued expenses                   491             (100)
         Accounts payable--Parent                                (50)             584
         Income taxes payable                                    (20)              22
         Customer advances                                        76              275
         Billings in excess of costs and estimated
            earnings on uncompleted contracts                   (429)             (37)
                                                            --------         --------

Net cash (used in) provided by operating activities             (744)             149
                                                            --------         --------

Cash flows from investing activities:
      Purchase of property and equipment                         (61)             (43)
                                                            --------         --------

Net cash used in investing activities                            (61)             (43)
                                                            --------         --------

Net increase (decrease) in cash and cash equivalents            (805)             106
Cash and cash equivalents at beginning of year                 2,814            2,413
                                                            --------         --------
Cash and cash equivalents at end of period                  $  2,009         $  2,519
                                                            ========         ========

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes                $     81         $     91
                                                            ========         ========

                             See accompanying notes.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

      The accompanying unaudited consolidated financial statements for the three months ended March 31, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Form 10-K for the year ended December 31, 2004, filed on March 31, 2005 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2004.

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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net  Income  Per Share

      Basic income per share is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted income per share is calculated by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three months ended March 31, 2005 and 2004 because the effect of these securities is antidilutive.

3. INVENTORY

      Inventory consists of the following:

                         MARCH 31,     DECEMBER 31,
                           2005            2004
                        -----------    ------------
                        (UNAUDITED)
Work-in-process         $     1,149    $      1,460
Parts and components          1,369             805
                        -----------    ------------
                        $     2,518    $      2,265
                        ===========    ============

4. PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                  MARCH 31,    DECEMBER 31,
                                    2005           2004
                                 -----------   ------------
                                 (UNAUDITED)
Lab and computer equipment       $     2,275   $      2,292
Office equipment                         899            963
Transportation equipment                 401            396
Furniture and fixtures                    13             15
Leasehold improvements                   291            290
                                 -----------   ------------
                                       3,879          3,956
Less accumulated depreciation          2,562          2,580
                                 -----------   ------------

Property and equipment, net      $     1,317   $      1,376
                                 ===========   ============

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. ACCRUED EXPENSES

      Accrued expenses consists of the following:

                                 MARCH 31,     DECEMBER 31,
                                   2005            2004
                                -----------    ------------
                                (UNAUDITED)
Accrued contract costs          $       456    $        602
Accrued compensation                  1,376           1,038
Accrued commissions                     234             206
Accrued royalties                        55              87
Accrued warranty                        412             413
Accrued DTC settlement costs            100             100
Other accruals                          186             228
                                -----------    ------------

                                $     2,819    $      2,674
                                ===========    ============

6. LONG-TERM CONTRACTS

                                                                                     MARCH 31,     DECEMBER 31,
                                                                                       2005           2004
                                                                                    -----------    ------------
                                                                                    (UNAUDITED)
Accumulated expenditures on uncompleted contracts                                   $    10,488    $      9,578
Estimated earnings thereon                                                                2,358           2,477
                                                                                    -----------    ------------
                                                                                         12,846          12,055
Less: applicable progress billings                                                       12,713          13,141
                                                                                    -----------    ------------
   Total                                                                            $       133    $     (1,086)
                                                                                    ===========    ============

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted
  contracts in excess of billings                                                   $     1,449    $        659
Billings on uncompleted contracts in excess of
  costs and estimated earnings                                                           (1,316)         (1,745)
                                                                                    -----------    ------------
                                                                                    $       133    $     (1,086)
                                                                                    ===========    ============

7. RELATED PARTY TRANSACTIONS

      Engineering and the Parent have an agreement, whereby Engineering purchases from the Parent electrical and mechanical production services. In addition, the Parent provides other administrative services, including, but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support. Engineering pays the Parent for these services based upon a rate of cost of production services plus 21%. Engineering is leasing office space from the Parent on an annual basis, for a rental of $61 per year. These agreements are evaluated on an annual basis.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. SEGMENT AND GEOGRAPHIC INFORMATION

      The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three months ended March 31, 2005 and 2004.

Three months ended March 31, 2005               North America   Europe    Asia      Total
---------------------------------               -------------   ------   -------   -------
Sales to unaffiliated customers                    $  3,918     $  626   $ 1,669   $ 6,213
Cost of sales to unaffiliated customers               2,666        390     1,233     4,289
                                                   --------     ------   -------   -------
Gross profit from unaffiliated customers           $  1,252     $  236   $   436   $ 1,924
                                                   ========     ======   =======   =======

Three months ended March 31, 2004               North America   Europe     Asia     Total
---------------------------------               -------------   ------   -------   -------
Sales to unaffiliated customers                    $  2,264     $  778   $ 1,582   $ 4,624
Cost of sales to unaffiliated customers               1,439        508     1,113     3,060
                                                   --------     ------   -------   -------
Gross profit from unaffiliated customers           $    825     $  270   $   469   $ 1,564
                                                   ========     ======   =======   =======

      In table above "North America" includes all United States operations, and "Europe" includes subsidiaries in Germany and Israel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

      Certain information contained in this Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission including its Registration Statement on Form S-1 and in its most recent Annual Report on Form 10-K, as amended, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

RESULTS OF OPERATIONS

      The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

                              THREE-MONTHS ENDED MARCH 31,
                              ----------------------------
                                2005                2004
                              --------            --------
Revenues                         100.0%              100.0%
Gross profit                      31.0                33.8
General and administrative         9.9                12.7
Sales and marketing               14.7                13.0
Research and development           3.8                 5.1
Operating income                   2.4                 3.0
Income before income
      tax expense                  2.6                 2.5
Net income                         2.3                 0.3

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004.

      Revenues. Revenues for the three months ended March 31, 2005 were approximately $6.2 million compared to approximately $4.6 million for the three months ended March 31, 2004, an increase of approximately $1.6 million. Revenues from the defense, wireless, satellite and university markets increased approximately $1.1 million, $495,000, $207,000 and $77,000, respectively, while revenues from the EMC and automotive markets decreased approximately $172,000 and $79,000, respectively. Geographically, revenues from the North america and Asia increased approximately $1.7 million and $87,000, respectively, while European revenues decreased approximately $153,000.

      Cost of revenues. Cost of revenues for the three months ended March 31, 2005 were approximately $4.3 million compared to approximately $3.1 million for the three months ended March 31, 2004. Gross margins decreased from 34% to 31% largely due to an increase in inventory reserves related to certain Asian contracts.

      General and administrative expenses. General and administrative expenses for the three months ended March 31, 2005 were $617,000 compared to $589,000 for the three months ended March 31, 2004, an increase of approximately $28,000. As a percentage of revenues, general and administrative expenses decreased to 9.9% for the three months ended March 31, 2005 from 12.7 % for the three months ended March 31, 2004.

      Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2005 were $916,000 compared to $600,000 for the three months ended March 31, 2004, an increase of approximately $316,000 or 53%. The increased sales and marketing expenses were largely due to sales commissions on increased revenues and increased marketing efforts in Europe and Asia. As a percentage of revenues, sales and marketing expenses increased to 14.7% for the three months ended March 31, 2005, from 13.0% for the three months ended March 31, 2004.

      Research and development expenses. Research and development expenses for the three months ended March 31, 2005 were $239,000 compared to $234,000 for the three months ended March 31, 2004, an increase of approximately $5,000 or 2%. As a percentage of revenues, research and development expenses decreased to 3.8% for the three months ended March 31, 2005 from 5.1% for the three months ended March 31, 2004.

      Other income (loss), net. Other income, net for the three months ended March 31, 2005 was approximately $9,000 compared to a $25,000 loss for the three months ended March 31, 2004, a difference of approximately $34,000. The Company recognizes interest income and expense and foreign currency translation gains and losses as other income (loss).

      Income taxes. Income tax expense for the three months ended March 31, 2005 was $19,000 compared to $103,000 for the three months ended March 31, 2004, a decrease of $84,000. The Company records income tax expense on profitable operations and income tax benefits on losses recorded by its foreign subsidiaries where applicable. Income tax expense was not recorded during the three months ended March 31, 2005 on the Company's profitable domestic operations as previously recorded deferred income tax benefits on losses were reserved for.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities during the three months ended March 31, 2005 was $744,000 used in operating activities compared to $149,000 provided by operating activities during the three months ended March 31, 2004. The Company's net income, adjusted for non-cash items, provided $261,000 of operating cash, compared to $143,000 used in operating activities during the three months ended March 31, 2004. Changes in the Company's operating assets and liabilities during the three months ended March 31, 2005 used $1.0 million in operating cash compared to $6,000 provided in the three months ended March 31, 2004.

      Net cash used in investing activities during the three months ended March 31, 2005 for the purchase of property and equipment was $61,000 compared to $43,000 invested during the three months ended March 31, 2004.

      The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the three months ended March 31, 2005, approximately 92% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

      The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at March 31, 2005, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                                    ORBIT/FR, INC.
                                    --------------------------------------------
                                                  Registrant

Date: May 16, 2005
                                              /s/ Israel Adan
                                    --------------------------------------------
                                     President and Chief Executive Officer

Date: May 16, 2005
                                              /s/ Dave Lubbe
                                    --------------------------------------------
                                            Chief Financial Officer