Form 10-K/A
period 2004-12-31
ORBIT FR INC
filed 2005-06-13
CIK 1037115

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K
                               (Amendment No. 1)


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


                                Explanatory Note



      The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Annual Report") originally filed on March 31, 2005 with the Securities and Exchange Commission solely for the purposes of (i) amending and restating the information provided under Item 9A of Part II, "Controls and Procedures", and (ii) amending the reports of each of Hoberman, Miller, Goldstein & Lesser and Kost Forer Gabbay & Kasierer included with the audited financial statements filed with the 2004 Annual Report. Except as described above, no other changes are being made to the 2004 Annual Report. This Form 10-K/A does not reflect events occurring after the March 31, 2005 filing of the Company's 2004 Annual Report and does not modify or update the disclosure contained in the 2004 Annual Report in any way other than as described in this Explanatory Note.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

ITEM 9A. CONTROLS AND PROCEDURES


(a) Evaluation of disclosure controls and procedures. The Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer previously concluded that as of December 31, 2004, these controls and procedures were effective.



Subsequent to this evaluation of the Company's disclosure controls and procedures as of December 31, 2004, the Company issued a press release on March 8, 2005 announcing non-public information regarding its results of operations for the three months ended December 31, 2004 (the "March 2005 Press Release"). The Company failed to file the details and text of the March 2005 Press Release on a Current Report on Form 8-K within the four (4) business day period after the date that the March 2005 Press Release was issued, as required by the rules governing the filing of Current Reports on Form 8-K. The Company has filed with this Form 10-K pursuant to Item 9B below a copy of the March 2005 Press Release. Based upon the failure of the Company to file the March 2005 Press Release within the time period permitted under the rules governing the filing of Current Reports on Form 8-K, our Chief Executive Officer and Chief Financial Officer have subsequently concluded that our disclosure controls and procedures were deficient as of December 31, 2004 as such disclosure controls and procedures applied to the filing of Current Reports on Form 8-K relating to the public announcement or release of non-public information regarding the Company's results of operations and financial condition. The Company has since revised and updated its disclosure controls and procedures to address this deficiency to ensure that such information relating to the public announcement or release in the future of non-public information regarding its results of operations and financial condition will be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.



(b) Change in Internal Controls. There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company's fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

      (a)(1) Consolidated Financial Statements

                  Report of Independent Registered Public Accounting Firm

                  Report of Independent Registered Public Accounting Firm

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

                                                   ORBIT/FR, INC


Date: June 13, 2005                          /s/ Ze'ev Stein
                                             -----------------
                                             Ze'ev Stein
                                             Chairman of the Board


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


      Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 13th day of June 2005.


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


June 13, 2005


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

/s/ Hoberman, Miller, Goldstein & Lesser, CPA's, P.C.


March 31, 2005
New York, NY

[ERNST & YOUNG LOGO]    - KOST FORER GABBAY & KASIERER    - Phone: 972-3-6232525
                          3 Aminadav St.                    Fax:   972-3-5622555
                          Tel-Aviv 67067, Israel



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF



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



        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.



        In our opinion, based on our audit the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles



Tel-Aviv, Israel                                KOST FORER GABBAY & KASIERER
March 31, 2005                                  A Member of Ernst & Young Global

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