Form 10-Q
period 2005-06-30
ORBIT FR INC
filed 2005-08-15
CIK 1037115

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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


     There were 6,084,473 shares of common stock, $.01 par value, outstanding as of August 15, 2005.

================================================================================

                                 ORBIT/FR, INC.

                                      INDEX


                                                                                                                  PAGE NO.
                                                                                                                  --------

PART I.        FINANCIAL INFORMATION

               Item 1.        Consolidated Financial Statements

                              Consolidated Balance Sheets--June 30, 2005
                                (Unaudited) and December 31, 2004...................................................  3

                              Consolidated Statements of Operations-- Three and six months ended June 30, 2005 and 2004 (Unaudited)............................................  4

                              Consolidated Statements of Cash Flows-- Six months
                               ended June 30, 2005 and 2004 (Unaudited).............................................  5

                              Notes to Consolidated Financial Statements
                                (Unaudited).........................................................................  6

               Item 2.        Management's Discussion and Analysis of Financial
                                Condition and Results of Operations................................................. 10

               Item 3.        Quantitative and Qualitative Disclosure of Market Risk................................ 13

               Item 4         Controls and procedures............................................................... 13

PART II.        Other Information

               Item 1.        Legal Proceedings..................................................................... 14

               Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds........................... 14

               Item 3.        Defaults upon Senior Securities....................................................... 14

               Item 4.        Submission of Matters to a Vote of Security Holders................................... 14

               Item 5.        Other Information..................................................................... 14

               Item 6.        Exhibits and Reports on Form 8-K...................................................... 14

Signatures.......................................................................................................... 15

                                 ORBIT/FR, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        JUNE, 30           DECEMBER 31,
                                                                          2005                2004
                                                                        ---------          ------------
                                                                        UNAUDITED
                                    ASSETS

Current assets:
   Cash and cash equivalents                                              $1,333              $2,814
   Accounts receivable, less allowance of $166 and $164
     in 2005 and 2004, respectively                                        4,355               4,482
   Inventory                                                               2,315               2,265
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                              1,595                 659
   Income tax refunds receivable                                             369                 241
   Deferred income taxes                                                     324                 293
   Other                                                                     221                 447
                                                                         -------             -------
Total current assets                                                      10,512              11,201

Property and equipment, net                                                1,249               1,376
Deferred income taxes                                                        181                 158
Cost in excess of net assets acquired                                        381                 381
                                                                         -------             -------

Total assets                                                             $12,323             $13,116
                                                                         =======             =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $   997           $   1,167
   Accounts payable--Parent                                                  533                 521
   Accrued expenses                                                        2,784               2,674
   Customer advances                                                         894                 764
   Income taxes payable                                                       43                  20
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                753               1,745
   Deferred income taxes                                                     125                 125
                                                                         -------             -------
Total liabilities, all current                                             6,129               7,016
                                                                         -------             -------

Stockholders' equity:
  Preferred stock: $.01 par value:
     Authorized shares--2,000,000
     Issued and outstanding shares--none                                      --                  --
  Common stock: $.01 par value:
     Authorized shares--10,000,000
     Issued shares--6,084,473                                                 61                  61
  Additional paid-in capital                                              15,173              15,173
  Accumulated deficit                                                     (8,797)             (8,891)
  Treasury stock--82,900 shares                                             (243)               (243)
                                                                         -------             -------
Total stockholders' equity                                                 6,194               6,100
                                                                         -------             -------

Total liabilities and stockholders' equity                               $12,323             $13,116
                                                                         =======             =======

                             See accompanying notes.

                                 ORBIT/FR, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                     THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------               -------------------------
                                                        2005            2004                     2005            2004
                                                     ---------       ---------                 ---------       ---------

Contract revenues                                       $5,331          $5,468                  $ 11,544        $ 10,092

Cost of revenues                                         3,727           3,429                     8,016           6,489
                                                     ---------       ---------                 ---------       ---------

Gross profit                                             1,604           2,039                     3,528           3,603
                                                     ---------       ---------                 ---------       ---------

Operating expenses:

   General and administrative                              541             740                     1,158           1,329

   Sales and marketing                                     764             611                     1,680           1,211

   Research and development                                285             255                       524             489
                                                     ---------       ---------                 ---------       ---------

Total operating expenses                                 1,590           1,606                     3,362           3,029
                                                     ---------       ---------                 ---------       ---------

Operating income                                            14             433                       166             574

Other expense, net                                         (22)             (5)                      (13)            (30)
                                                     ---------       ---------                 ---------       ---------

Income (loss) before income taxes                           (8)            428                       153             544

Income tax expense                                          40              21                        59             124
                                                      ---------       ---------                 ---------       ---------

Net income (loss)                                       $  (48)         $  407                $       94       $     420
                                                     =========       =========                 =========       =========

Basic and diluted income (loss) per share             $ (0.01)         $  0.07                $   0.02         $    0.07
                                                     =========       =========                 =========       =========

Weighted average number
  common shares - basic and diluted                  6,001,573       6,001,573                 6,001,573       6,001,573
                                                     =========       =========                 =========       =========




                            See accompanying notes.

                                 ORBIT/FR, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                               --------------------------
                                                                                   2005              2004
                                                                               ---------         --------
Cash flows from operating activities:
Net income                                                                     $      94         $    420
Adjustments to reconcile net income to net cash
   used in operating activities:
      Depreciation and amortization                                                  245              206
      Deferred income tax provision                                                  (54)              (1)
      Changes in operating assets and liabilities:
         Accounts receivable                                                         127              930
         Inventory                                                                   (50)            (799)
         Costs and estimated earnings in excess of billings
           on uncompleted contracts                                                 (936)          (1,775)
         Income tax refunds receivable                                              (128)              --
         Other current assets                                                        226             (238)
         Accounts payable and accrued expenses                                       (60)             302
         Accounts payable--Parent                                                     12              734
         Customer advances                                                           130               49
         Income taxes payable                                                         23               15
         Billings in excess of costs and estimated earnings
            on uncompleted contracts                                                (992)            (578)
                                                                               ---------         --------

Net cash used in operating activities                                             (1,363)            (735)
                                                                               ---------         --------

Cash flows from investing activities:
      Purchase of property and equipment                                            (118)             (80)
                                                                               ---------         --------

Net cash used in investing activities                                               (118)             (80)
                                                                               ---------         --------

Net decrease in cash and cash equivalents                                         (1,481)            (815)
Cash and cash equivalents at beginning of period                                   2,814            2,413
                                                                               ---------         --------
Cash and cash equivalents at end of period                                     $   1,333         $  1,598
                                                                               =========         ========
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes                                   $     124         $     80
                                                                               =========         ========




                             See accompanying notes.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2005
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

     The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2004.

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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2005
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share

     Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted income
(loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three and six months ended June 30, 2005 and 2004 because the effect of these securities is antidilutive.

3.  INVENTORY

     Inventory consists of the following:


                                                            JUNE 30,       DECEMBER 31,
                                                             2005             2004
                                                         ------------      ------------
                                                          (UNAUDITED)
   Work-in-process                                           $1,001             $1,460
   Parts and components                                       1,314                805
                                                             ------             ------
                                                             $2,315             $2,265
                                                             ======             ======


4.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                            JUNE 30,       DECEMBER 31,
                                                             2005             2004
                                                         ------------      ------------
                                                          (UNAUDITED)
   Lab and computer equipment                                $2,264             $2,292
   Office equipment                                             922                963
   Transportation equipment                                     450                396
   Furniture and fixtures                                        13                 15
   Leasehold improvements                                       286                290
                                                             ------             ------
                                                              3,935              3,956
   Less accumulated depreciation                              2,686              2,580
                                                             ------             ------

   Property and equipment, net                               $1,249             $1,376
                                                             ======             ======

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



5.  ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                JUNE 30,           DECEMBER 31,
                                                 2005                 2004
                                              ----------          ------------
                                              (UNAUDITED)
   Accrued contract costs                         $  533            $   602
   Accrued compensation                            1,165              1,038
   Accrued commissions                               234                206
   Accrued royalties                                  57                 87
   Accrued warranty                                  360                413
   Accrued DTC settlement costs                      100                100
   Other accruals                                    335                228
                                                  ------             ------
                                                  $2,784             $2,674
                                                  ======             ======


6.  LONG-TERM CONTRACTS

                                                JUNE 30,           DECEMBER 31,
                                                 2005                 2004
                                              ----------          ------------
                                              (UNAUDITED)
   Accumulated expenditures on
     uncompleted contracts                        $10,995            $ 9,578
   Estimated earnings thereon                       2,800              2,477
                                                  -------            -------
                                                   13,795             12,055
   Less: applicable progress billings              12,953             13,141
                                                  -------            -------
     Total                                        $   842            $(1,086)
                                                  =======            =======

    The long-term contracts are shown in the accompanying balance sheets as follows:

    Costs and estimated earnings on
      uncompleted contracts in excess
      of billings                                 $ 1,595            $   659
    Billings on uncompleted contracts in
      excess of costs and estimated earnings         (753)            (1,745)
                                                  -------            -------
                                                  $   842            $(1,086)
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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2005
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.  SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three and six months ended June 30, 2005 and 2004.

Three months ended June 30, 2005                        North America         Europe            Asia             Total
--------------------------------                        -------------         ------            ----             -----

     Sales to unaffiliated customers                        $3,421              $816           $1,094           $ 5,331
     Cost of sales to unaffiliated customers                 2,568               548              611             3,727
                                                           -------           -------           ------           -------
     Gross profit unaffiliated customers                   $   853           $   268           $  483           $ 1,604
                                                           =======           =======           ======           =======

Three months ended June 30, 2004                        North America         Europe            Asia             Total
--------------------------------                        -------------         ------            ----             -----
     Sales to unaffiliated customers                        $3,439            $1,246             $783           $ 5,468
     Cost of sales to unaffiliated customers                 2,504               565              360             3,429
                                                           -------           -------           ------           -------
     Gross profit unaffiliated customers                   $   935           $   681           $  423           $ 2,039
                                                           =======           =======           ======           =======

Six months ended June 30, 2005                          North America         Europe            Asia             Total
------------------------------                          -------------         ------            ----             -----
     Sales to unaffiliated customers                       $ 7,340            $1,441          $ 2,763          $ 11,544
     Cost of sales to unaffiliated customers                 5,233               938            1,845             8,016
                                                          --------            ------         --------           -------
     Gross profit unaffiliated customers                  $  2,107            $  503         $    918           $ 3,528
                                                          ========            ======         ========           =======

Six months ended June 30, 2004                          North America         Europe            Asia             Total
------------------------------                          -------------         ------            ----             -----
     Sales to unaffiliated customers                       $ 5,703            $2,024          $ 2,365          $ 10,092
     Cost of sales to unaffiliated customers                 3,943             1,073            1,473             6,489
                                                          --------            ------         --------           -------
     Gross profit unaffiliated customers                  $  1,760            $  951         $    892           $ 3,603
                                                          ========            ======         ========           =======

     In table above "North America" includes all United States operations, and "Europe" includes subsidiaries in Germany and Israel.

9.  INCOME TAXES

     Income tax expense was not recorded during the three and six months ended June 30, 2005 on the Company's profitable domestic operations as previous income tax benefits on losses were reserved for in prior periods. The Company has reflected income tax expense on profitable foreign operations during the three and six months ended June 30, 2004.

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

RECENT EVENTS

     During 2004, the Israeli Ministry and Defense implemented a policy temporarily suspending the export of all Israeli military products to the far east, affecting our Israeli subsidiary's ability to deliver products manufactured totaling approximately $2.1 million. Although this delay could lead to a cancellation of the contract to purchase the products, the Company anticipates the suspension will be lifted during 2005 and believes that the customers will accept delivery of the products at that time.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

                                           THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                           ---------------------------                   -------------------------
                                              2005             2004                       2005             2004
                                              ----             ----                       ----             ----
Revenues                                      100.0%           100.0%                     100.0%           100.0%
Gross profit                                   30.1             37.3                       30.6             35.7
General and
  administrative                               10.1             13.5                       10.0             13.2
Sales and marketing                            14.3             11.2                       14.6             12.0
Research and development                        5.3              4.7                        4.5              4.8
Operating income                                0.3              7.9                        1.4              5.7
Income (loss) before
  income taxes                                 (0.2)             7.8                        1.3              5.4
Net income (loss)                              (0.9)             7.4                        0.8              4.2

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004.

     Revenues. Revenues for the three months ended June 30, 2005 were approximately $5.3 million compared to approximately $5.5 million for the three months ended June 30, 2004, a decrease of approximately $137,000 or 3%. Revenues from the wireless and EMC markets increased approximately $540,000 and $253,000 respectively, while revenues from the satellite, defense, automotive, and university markets decreased $413,000, $227,000, $192,000 and $98,000, respectively. Geographically, Asian revenues increased approximately $311,000, while revenues from Europe and North America decreased approximately $430,000 and $18,000 from prior year levels.

     Cost of revenues. Cost of revenues for the three months ended June 30, 2005 were approximately $3.7 million compared to approximately $3.4 million for the three months ended June 30, 2004, an increase of approximately $298,000 or 9%. Gross margins decreased to 30% for the three months ended June 30,

2005 from 37% for the three months ended June 30, 2004. The decreased gross margins are the result of cost overruns on large US defense contracts.

     General and administrative expenses. General and administrative expenses for the three months ended June 30, 2005 were $541,000 compared to $740,000 for the three months ended June 30, 2004, a decrease of approximately $199,000 or 27%. As a percentage of revenues, general and administrative expenses decreased to 10.1% for the three months ended June 30, 2005 from 13.5% for the three months ended June 30, 2004. The decreased costs are largely a result of 2004 compliance costs not repeated in 2005.

     Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2005 were $764,000 compared to $611,000 for the three months ended June 30, 2004, an increase of approximately $153,000 or 25%. As a percentage of revenues, sales and marketing expenses increased to 14.3% for the three months ended June 30, 2005, from 11.2% for the three months ended June 30, 2004. The increased sales and marketing expenses were largely due to increased marketing efforts in Europe and Asia.

     Research and development expenses. Research and development expenses for the three months ended June 30, 2005 were $285,000 compared to $255,000 for the three months ended June 30, 2004, a increase of approximately $30,000 or 12%.

     Other expense, net. Other expense, net for the three months ended June 30, 2005 was approximately $22,000 compared to $5,000 for the three months ended June 30, 2004, an increase of approximately $17,000. The Company recognizes interest income and expense and foreign currency translation gains and losses as other income (expense).

     Income taxes. Income tax expense for the three months ended June 30, 2005 was $40,000 compared to $21,000 for the three months ended June 30, 2004, an increase in expense of $19,000. The Company records income tax expense on profitable operations and income tax benefits on losses recorded by its subsidiaries where applicable. Income tax expense was not recorded during the six months ended June 30, 2005 on the Company's profitable domestic operations as previously recorded deferred income tax benefits on losses were reserved for.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004.

     Revenues. Revenues for the six months ended June 30, 2005 were approximately $11.5 million, compared to approximately $10.1 million for the six months ended June 30, 2004, an increase of approximately $1.4 million or 14%. Revenues from the wireless, defense, and EMC markets increased approximately $1.0 million, $833,000, and $81,000 respectively, while revenues from the automotive, satellite, and university markets decreased approximately $271,000, $206,000, and $16,000, respectively. Geographically, revenues from North America and Asia increased approximately $1.6 million and $398,000, respectively, while revenues from Europe decreased approximately $583,000 from prior year levels. The increased sales are largely a result of significant completion of large U.S. defense, and Asian and European wireless contracts.

     Cost of revenues. Cost of revenues for the six months ended June 30, 2005 were approximately $8.0 million compared to approximately $6.5 million for the six months ended June 30, 2004, an increase of approximately $1.5 million or 24%. Gross margins decreased to 31% for the six months ended June 30, 2005 from 36% for the six months ended June 30, 2004. The decreased gross margins are the result of cost overruns on large US defense contracts and increased reserves on Asian wireless and satellite contracts.

     General and administrative expenses. General and administrative expenses for the six months ended June 30, 2005 were approximately $1.2 million compared to approximately $1.3 million for the six months ended June 30, 2004, a decrease of approximately $171,000 or 13%. As a percentage of revenues, general and administrative expenses decreased to 10.0% for the six months ended June 30, 2005 from 13.2 % for the six months ended June 30, 2004. The decreased costs are largely a result of 2004 compliance costs not repeated in 2005.

     Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2005 were approximately $1.7 million, compared to approximately $1.2 million for the six months ended June 30, 2004, and increase of approximately $469,000. As a percentage of revenues, sales and marketing expenses increased to 14.6% for the six months ended June 30, 2005, from 12.0% for the six months ended June 30, 2004. The increased sales and marketing expenses were largely due to increased marketing efforts in Europe and Asia.

     Research and development expenses. Research and development expenses for the six months ended June 30, 2005 were $524,000 compared to $489,000 for the six months ended June 30, 2004, an increase of approximately $35,000 or 7%. The increase is due both to research and development efforts expended during the six months ended June 30, 2005 on the Company's 959 Spectrum software product, and to the Company utilization of its resources to meet contract deadlines in 2004. As a percentage of revenues, research and development expenses decreased to 4.5% for the six months ended June 30, 2005, from 4.8% for the six months ended June 30, 2004.

     Other expense net, Other expense, net for the six months ended June 30, 2005 was approximately $13,000 compared to $30,000 for the six months ended June 30, 2004, a decrease of approximately $17,000. The Company recognizes interest income and expense and foreign currency translation gains and losses as other income (loss).

     Income taxes. Income tax expense for the six months ended June 30, 2005 was $59,000 compared to $124,000 of income tax expense for the six months ended June 30, 2004. The Company records income tax expense on profitable operations and income tax benefits on losses recorded by its subsidiaries where applicable. Income tax expense was not recorded during the six months ended June 30, 2005 on the Company's profitable domestic operations as previously recorded deferred income tax benefits on losses were reserved for.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities during the six months ended June 30, 2005 was approximately $1.4 million compared to approximately $735,000 used in operating activities during the six months ended June 30, 2004. The Company's net income, adjusted for non-cash items, provided $285,000 of operating cash, compared to $625,000 provided by operating activities during the six months ended June 30, 2004. Changes in the Company's operating assets and liabilities during the six months ended June 30, 2005 used $1.6 million in operating cash compared to $1.4 million used during the six months ended June 30, 2004.

     Net cash used in investing activities during the six months ended June 30, 2005 for the purchase of property and equipment was approximately $118,000 compared to approximately $80,000 invested during the six months ended June 30, 2004.

     The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the six months ended June 30, 2005, approximately 91% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

     The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at June 30, 2005, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - NOT APPLICABLE

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


                                                     ORBIT/FR, INC.
                                           -------------------------------------
                                                      Registrant


Date: August 15, 2005
                                                   /s/  Israel Adan
                                           -------------------------------------
                                           President and Chief Executive Officer


Date: August 15, 2005
                                                     /s/  Dave Lubbe
                                           -------------------------------------
                                                 Chief Financial Officer