Form 10-Q
period 2005-09-30
ORBIT FR INC
filed 2005-11-14
CIK 1037115

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     There were 6,084,473 shares of common stock, $.01 par value, outstanding as of November 14, 2005.

================================================================================

                                 ORBIT/FR, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements

                   Consolidated Balance Sheets--September 30, 2005
                   (Unaudited) and December 31, 2004.................       3

                   Consolidated Statements of Operations-- Three and
                   nine months ended September 30, 2005 and 2004
                   (Unaudited).......................................       4

                   Consolidated Statements of Cash Flows-- Nine
                   months ended September 30, 2005 and 2004
                   (Unaudited).......................................       5

                   Notes to Consolidated Financial Statements
                   (Unaudited).......................................       6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...............      10

         Item 3.   Quantitative and Qualitative Disclosure of Market
                   Risk..............................................      13

         Item 4    Controls and procedures...........................      14

PART II. Other Information

         Item 1.   Legal Proceedings.................................      15

         Item 2.   Unregistered Sales of Equity Securities and Use of
                   Proceeds..........................................      15

         Item 3.   Defaults upon Senior Securities...................      15

         Item 4.   Submission of Matters to a Vote of Security
                   Holders...........................................      15

         Item 5.   Other Information.................................      15

         Item 6.   Exhibits and Reports on Form 8-K..................      15

Signatures...........................................................      16

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                          SEPTEMBER, 30   DECEMBER 31,
                                                               2005           2004
                                                          -------------   ------------
                                                            UNAUDITED
                         ASSETS
Current assets:
   Cash and cash equivalents                                 $ 1,808        $ 2,814
   Accounts receivable, less allowance of $216 and $164
      in 2005 and 2004, respectively                           4,056          4,482
   Inventory                                                   2,625          2,265
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                                 1,729            659
   Income tax refunds receivable                                 413            241
   Deferred income taxes                                         304            293
   Other                                                         730            447
                                                             -------        -------
Total current assets                                          11,665         11,201

Property and equipment, net                                    1,190          1,376
Deferred income taxes                                            184            158
Cost in excess of net assets acquired                            381            381
                                                             -------        -------
Total assets                                                 $13,420        $13,116
                                                             =======        =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $ 1,421        $ 1,167
   Accounts payable--Parent                                      365            521
   Accrued expenses                                            2,529          2,674
   Customer advances                                             833            764
   Income taxes payable                                           31             20
   Billings in excess of costs and estimated earnings
      on uncompleted contracts                                 1,948          1,745
   Deferred income taxes                                         125            125
                                                             -------        -------
Total liabilities, all current                                 7,252          7,016
                                                             -------        -------
Stockholders' equity:
   Preferred stock: $.01 par value:
      Authorized shares--2,000,000
      Issued and outstanding shares--none                         --             --
   Common stock: $.01 par value:
      Authorized shares--10,000,000
      Issued shares--6,084,473                                    61             61
   Additional paid-in capital                                 15,173         15,173
   Accumulated deficit                                        (8,823)        (8,891)
   Treasury stock--82,900 shares                                (243)          (243)
                                                             -------        -------
Total stockholders' equity                                     6,168          6,100
                                                             -------        -------
Total liabilities and stockholders' equity                   $13,420        $13,116
                                                             =======        =======

                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                            -----------------------   -----------------------
                                               2005         2004         2005         2004
                                            ----------   ----------   ----------   ----------
Contract revenues                           $    4,926   $    4,977   $   16,470   $   15,069
Cost of revenues                                 3,207        3,113       11,223        9,602
                                            ----------   ----------   ----------   ----------
Gross profit                                     1,719        1,864        5,247        5,467
                                            ----------   ----------   ----------   ----------
Operating expenses:
   General and administrative                      635          559        1,793        1,888
   Sales and marketing                             756          731        2,435        1,942
   Research and development                        301          228          826          717
                                            ----------   ----------   ----------   ----------
Total operating expenses                         1,692        1,518        5,054        4,547
                                            ----------   ----------   ----------   ----------
Operating income                                    27          346          193          920
Other expense, net                                 (36)          (9)         (49)         (39)
                                            ----------   ----------   ----------   ----------
Income (loss) before income tax
   expense (benefit)                                (9)         337          144          881
Income tax expense (benefit)                        17          (90)          76           34
                                            ----------   ----------   ----------   ----------
Net income (loss)                           $      (26)  $      427   $       68   $      847
                                            ==========   ==========   ==========   ==========
Basic and diluted income (loss) per share   $    (0.00)  $     0.07   $     0.01   $     0.14
                                            ==========   ==========   ==========   ==========
Weighted average number
   common shares - basic and diluted         6,001,573    6,001,573    6,001,573    6,001,573
                                            ==========   ==========   ==========   ==========

                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            -----------------
                                                               2005     2004
                                                             -------   ------
Cash flows from operating activities:
Net income                                                   $    68   $  847
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
   Depreciation                                                  358      304
   Deferred income tax benefit                                   (37)       5
   Changes in operating assets and liabilities
      Accounts receivable                                        426      (90)
      Inventory                                                 (360)    (772)
      Costs and estimated earnings in excess of billings
         on uncompleted contracts                             (1,070)    (256)
      Income tax refunds receivable                             (172)      --
      Other assets                                              (283)    (149)
      Accounts payable and accrued expenses                      109     (168)
      Accounts payable--Parent                                  (156)   1,030
      Income taxes payable                                        11       (2)
      Customer advances                                           69      (44)
      Billings in excess of costs and estimated earnings
         on uncompleted contracts                                203     (370)
                                                             -------   ------
Net cash (used in) provided by operating activities             (834)     335
                                                             -------   ------
Cash flows from investing activities:
   Purchase of equipment                                        (172)    (337)
                                                             -------   ------
Net cash used in investing activities                           (172)    (337)
                                                             -------   ------
Cash flows from financing activities:
   Short-term bank loan                                           --      498
                                                             -------   ------
Net cash provided by financing activities                         --      498
                                                             -------   ------
Net (decrease) increase in cash and cash equivalents          (1,006)     496
Cash and cash equivalents at beginning of year                 2,814    2,413
                                                             -------   ------
Cash and cash equivalents at end of period                   $ 1,808   $2,909
                                                             =======   ======
Supplemental disclosures of cash flow information:
Net cash paid during the period for income taxes             $   187   $  126
                                                             =======   ======

                             See accompanying notes

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. OWNERSHIP AND BASIS OF PRESENTATION

     ORBIT/FR, Inc. (the "Company"), was incorporated in Delaware on December 9, 1996, as a wholly owned subsidiary of Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation (hereinafter referred to as the "Parent"). The Company develops, markets, and supports sophisticated automated microwave test and measurement systems for the wireless communications, satellite, automotive, aerospace/defense and electromagnetic compatibility (EMC) industries, and manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems. ORBIT/FR, Inc., a holding company, supports its world wide customers through its subsidiaries ORBIT/FR Engineering, LTD (hereinafter referred to as "Engineering", Israel), ORBIT/FR Europe, ("Germany"), Advanced Electromagnetics, Inc. ("AEMI", San Diego, CA), and Orbit Advanced Technologies, Inc. and Flam and Russell, Inc. (Horsham, PA). The Company sells its products to customers throughout Asia, Europe, Israel, and North and South America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

     The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2004.

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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share

     Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted income
(loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three and nine months ended September 30, 2005 and 2004 because the effect of these securities is antidilutive.

3. INVENTORY

     Inventory consists of the following:

                       SEPTEMBER 30,   DECEMBER 31,
                            2005           2004
                       -------------   ------------
                        (UNAUDITED)
Work-in-process            $1,163         $1,460
Parts and components        1,462            805
                           ------         ------
                           $2,625         $2,265
                           ======         ======

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                SEPTEMBER 30,   DECEMBER 31,
                                     2005           2004
                                -------------   ------------
                                 (UNAUDITED)
Lab and computer equipment          $2,292         $2,292
Office equipment                       935            963
Transportation equipment               458            396
Furniture and fixtures                  14             15
Leasehold improvements                 286            290
                                    ------         ------
                                     3,985          3,956
Less accumulated depreciation        2,795          2,580
                                    ------         ------
Property and equipment, net         $1,190         $1,376
                                    ======         ======

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. ACCRUED EXPENSES

     Accrued expenses consists of the following:

                               SEPTEMBER 30,   DECEMBER 31,
                                    2005           2004
                               -------------   ------------
                                (UNAUDITED)
Accrued contract costs             $  435         $  602
Accrued compensation                1,127          1,038
Accrued commissions                   234            206
Accrued royalties                      53             87
Accrued warranty                      352            413
Accrued DTC settlement costs           67            100
Other accruals                        261            228
                                   ------         ------
                                   $2,529         $2,674
                                   ======         ======

6. LONG-TERM CONTRACTS

                                     SEPTEMBER 30,   DECEMBER 31,
                                          2005           2004
                                     -------------   ------------
                                      (UNAUDITED)
Accumulated expenditures on
   uncompleted contracts                $ 8,721        $ 9,578
Estimated earnings thereon                2,434          2,477
                                        -------        -------
                                         11,155         12,055
Less: applicable progress billings       11,374         13,141
                                        -------        -------
   Total                                $  (219)       $(1,086)
                                        =======        =======

The long-term contracts are shown
in the accompanying balance sheets
as follows:

Costs and estimated earnings on
   uncompleted contracts in excess
   of billings                          $ 1,729        $   659
Billings on uncompleted contracts
   in excess of costs and
   estimated earnings                    (1,948)        (1,745)
                                        -------        -------
                                        $  (219)       $(1,086)
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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three and nine months ended September 30, 2005 and 2004.

Three months ended September 30, 2005     North America   Europe    Asia     Total
-------------------------------------     -------------   ------   ------   ------
Sales to unaffiliated customers               $3,039       $535    $1,352   $4,926
Cost of sales to unaffiliated customers        2,048        339       820    3,207
                                              ------       ----    ------   ------
Gross profit unaffiliated customers           $  991       $196    $  532   $1,719
                                              ======       ====    ======   ======

Three months ended September 30, 2004     North America   Europe    Asia     Total
-------------------------------------     -------------   ------   ------   -------
Sales to unaffiliated customers               $2,888      $1,064   $1,025   $ 4,977
Cost of sales to unaffiliated customers        1,644         822      647     3,113
                                              ------      ------   ------   -------
Gross profit unaffiliated customers           $1,244      $  242   $  378   $ 1,864
                                              ======      ======   ======   =======

Nine months ended September 30, 2005      North America   Europe    Asia     Total
------------------------------------      -------------   ------   ------   -------
Sales to unaffiliated customers              $10,379      $1,976   $4,115   $16,470
Cost of sales to unaffiliated customers        7,282       1,277    2,664    11,223
                                             -------      ------   ------   -------
Gross profit unaffiliated customers          $ 3,097      $  699   $1,451   $ 5,247
                                             =======      ======   ======   =======

Nine months ended September 30, 2004      North America   Europe    Asia     Total
------------------------------------      -------------   ------   ------   -------
Sales to unaffiliated customers               $8,591      $3,088   $3,390   $15,069
Cost of sales to unaffiliated customers        5,587       1,896    2,119     9,602
                                              ------      ------   ------   -------
Gross profit unaffiliated customers           $3,004      $1,192   $1,271   $ 5,467
                                              ======      ======   ======   =======

     In table above "North America" includes all United States operations, and "Europe" includes subsidiaries in Germany and Israel.

9. INCOME TAXES

Income tax expense was not recorded during the three and nine months ended September 30, 2005 on the Company's profitable domestic operations as previous income tax benefits on losses were reserved for in prior periods. The Company has reflected income tax expense on profitable foreign operations during the three and nine months ended September 30, 2005 and 2004.

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

RECENT EVENTS

     On September 6, 2005, the Company announced it had reached a final settlement with the Office of Defense Trade Controls Compliance, Directorate of Defense Trade Control (DDTC) of the United States Department of State, terminating as of August 29, 2005 the statutory debarment that prohibited the Company's direct or indirect participation in exports subject to the International Traffic in Arms Regulations (ITAR). Accordingly, under the terms of the Consent Agreement DDTC will resume the normal processing of license applications involving the Company.

     As part of the settlement, the Company entered into a Consent Agreement with DDTC regarding all civil charges, penalties and sanctions arising out of these export violations. The Company has agreed to pay a penalty in the amount of $100,000, payable in three annual installments. An additional penalty in the amount of $200,000 has been assessed to cover the costs to be incurred by the Company and its affiliates during the next three years to implement compliance measures mandated by the Consent Agreement. Under the terms of the Consent Agreement, an additional penalty of $200,000 has been assessed, but is suspended on condition that the Company and its affiliates comply with the foregoing foreign export restrictions. The Company further agreed that, for a period of six years, its foreign direct subsidiaries will not export any non-US defense article or furnish any non-US defense service to any country identified in ITAR
Part 126 without the consent of the Assistant Secretary of State for Political-Military Affairs. The Company's foreign affiliates have agreed to comply with a similar restriction for a period of three years.

     During 2004, the Israeli Ministry of Defense implemented a policy temporarily suspending the export of all Israeli military products to the far east, which currently affects our Israeli subsidiary's ability to deliver products manufactured totaling approximately $1.2 million. Although it cannot guarantee this suspension will be lifted in the foreseeable future, the Company feels its current reserves are adequate to cover any related losses which may occur as a result of the cancellation of the related contracts.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                     SEPTEMBER 30,       SEPTEMBER 30,
                                  ------------------   -----------------
                                     2005    2004         2005    2004
                                    -----   -----        -----   -----
Revenues                            100.0%  100.0%       100.0%  100.0%
Gross profit                         34.9    37.5         31.9    36.3
General and
   administrative                    12.9    11.2         10.9    12.5
Sales and marketing                  15.3    14.7         14.8    12.9
Research and development              6.1     4.6          5.0     4.8
Operating income                      0.5     7.0          1.2     6.1
Income (loss) before
   income tax expense (benefit)      (0.2)    6.8          0.9     5.9
Net income (loss)                    (0.5)    8.6          0.4     5.6

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004.

     Revenues. Revenues for the three months ended September 30, 2005 were approximately $4.9 million compared to approximately $5.0 million for the three months ended September 30, 2004, a decrease of approximately $51,000 or 1%. Revenues from the wireless, EMC and satellite markets increased approximately $449,000, $138,000 and $37,000 respectively, while revenues from the defense, automotive, and university markets decreased $576,000, $66,000 and $33,000, respectively. Geographically, Asian and North American revenues increased approximately $327,000 and $151,000, respectively, while revenues from Europe decreased approximately $529,000 from prior year levels.

     Cost of revenues. Cost of revenues for the three months ended September 30, 2005 were approximately $3.2 million compared to approximately $3.1 million for the three months ended September 30, 2004, an increase of approximately $94,000 or 3%. Gross margins decreased to 35% for the three months ended September 30, 2005 from 38% for the three months ended September 30, 2004. The decreased gross margins are the result of cost overruns on large US defense contracts and a more competitive market environment.

     General and administrative expenses. General and administrative expenses for the three months ended September 30, 2005 were $635,000 compared to $559,000 for the three months ended September 30, 2004, an increase of approximately $76,000 or 14%. As a percentage of revenues, general and administrative expenses increased to 12.9% for the three months ended September 30, 2005 from 11.2% for the three months ended September 30, 2004. The increased costs are largely a result of increases in bad debt reserves in the three months ended September 30, 2005.

     Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2005 were $756,000 compared to $731,000 for the three months ended September 30, 2004, an increase of approximately $25,000 or 3%. As a percentage of revenues, sales and marketing expenses increased to 15.3% for the three months ended September 30, 2005, from 14.7% for the three months ended September 30, 2004. The increased sales and marketing expenses were largely due to increased marketing efforts in Europe and Asia.

     Research and development expenses. Research and development expenses for the three months ended September 30, 2005 were $301,000 compared to $228,000 for the three months ended September 30, 2004, an increase of approximately $73,000 or 32%. Research and development expenses incurred during the three months ended September 30, 2005 related primarily to general software product enhancements.

     Other expense, net. Other expense, net for the three months ended September 30, 2005 was approximately $36,000 compared to $9,000 for the three months ended September 30, 2004, an increase of approximately $27,000. The Company recognizes interest income and expense and foreign currency translation gains and losses as other income (expense).

     Income tax expense (benefit). Income tax expense for the three months ended September 30, 2005 was $17,000 compared to a $90,000 benefit for the three months ended September 30, 2004, an increase in expense of $107,000. The Company records income tax expense on profitable operations and income tax benefits on losses recorded by its subsidiaries where applicable. Income tax expense was not recorded during the three months ended September 30, 2005 on the Company's profitable domestic operations as previously recorded deferred income tax benefits on losses were reserved for.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2004.

     Revenues. Revenues for the nine months ended September 30, 2005 were approximately $16.5 million, compared to approximately $15.1 million for the nine months ended September 30, 2004, an increase of approximately $1.4 million or 9%. Revenues from the wireless, defense, and EMC markets increased approximately $1.5 million, $257,000, and $219,000 respectively, while revenues from the automotive, satellite, and university markets decreased approximately $337,000, $169,000, and $49,000, respectively. Geographically, revenues from North America and Asia increased approximately $1.8 million and $725,000, respectively, while revenues from Europe decreased approximately $1.1 million from prior year levels.

     Cost of revenues. Cost of revenues for the nine months ended September 30, 2005 were approximately $11.2 million compared to approximately $9.6 million for the nine months ended September 30, 2004, an increase of approximately $1.6 million or 17%. Gross margins decreased to 32% for the nine months ended September 30, 2005 from 36% for the nine months ended September 30, 2004. The decreased gross margins are the result of cost overruns on large US defense contracts and a more competitive market environment.

     General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2005 were approximately $1.8 million compared to approximately $1.9 million for the nine months ended September 30, 2004, a decrease of approximately $95,000 or 5%. As a percentage of revenues, general and administrative expenses decreased to 10.9% for the nine months ended September 30, 2005 from 12.5 % for the nine months ended September 30, 2004. The decreased costs are largely a result of decreases in compliance costs incurred during the nine months ended September 30, 2005.

     Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2005 were approximately $2.4 million, compared to approximately $1.9 million for the nine months ended September 30, 2004, and increase of approximately $493,000. As a percentage of revenues, sales and marketing expenses increased to 14.8% for the nine months ended September 30, 2005, from 12.9% for the nine months ended September 30, 2004. The increased sales and marketing expenses were largely due to increased marketing efforts in Europe and Asia.

     Research and development expenses. Research and development expenses for the nine months ended September 30, 2005 were $826,000 compared to $717,000 for the nine months ended September 30, 2004, an increase of approximately $109,000 or 15%. The increase is due both to research and development efforts expended during the nine months ended September 30, 2005 on the Company's 959 Spectrum software product, and to the Company utilization of its R&D resources to meet contract deadlines in 2004. As a percentage of revenues, research and development expenses increased to 5.0% for the nine months ended September 30, 2005, from 4.8% for the nine months ended September 30, 2004.

     Other expense, net. Other expense, net for the nine months ended September 30, 2005 was approximately $49,000 compared to $39,000 for the nine months ended September 30, 2004, an increase of approximately $10,000. The Company recognizes interest income and expense and foreign currency translation gains and losses as other income (loss).

     Income taxes. Income tax expense for the nine months ended September 30, 2005 was $76,000 compared to $34,000 of income tax expense for the nine months ended September 30, 2004. The Company records income tax expense on profitable operations and income tax benefits on losses recorded by its subsidiaries where applicable. Income tax expense was not recorded during the nine months ended September 30, 2005 on the Company's profitable domestic operations as previously recorded deferred income tax benefits on losses were reserved for.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities during the nine months ended September 30, 2005 was approximately $834,000 compared to approximately $335,000 provided by operating activities during the nine months ended September 30, 2004. The Company's net income, adjusted for non-cash items, provided $389,000 of operating cash for the nine months ended September 30, 2005, compared to $1.2 million provided during the nine months ended September 30, 2004. Changes in the Company's operating assets and liabilities during the nine months ended September 30, 2005 used $1.2 million in operating cash compared to $821,000 used during the nine months ended September 30, 2004.

     Net cash provided by financing activities during the nine months ended September 30, 2004 totaled $498,000. There was no net cash provided by financing activities during the nine months ended September 30, 2005.

     Net cash used in investing activities during the nine months ended September 30, 2005 for the purchase of property and equipment was approximately $172,000 compared to approximately $337,000 during the nine months ended September 30, 2004.

     The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the nine months ended September 30, 2005, approximately 86% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

     The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at September 30, 2005, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, these controls and procedures were effective.

     (b) Change in Internal Controls. There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                        ORBIT/FR, INC.
                                        Registrant

Date: November 14, 2005


                                        /s/ Israel Adan
                                        ----------------------------------------
                                        President and Chief Executive Officer

Date: November 14, 2005


                                        /s/ Dave Lubbe
                                        ----------------------------------------
                                        Chief Financial Officer