Form 10-K
period 2005-12-31
ORBIT FR INC
filed 2006-03-29
CIK 1037115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

                     Common Stock, par value $.01 per share

     Indicate by check mark in the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.

Yes [ ] No [X]

     Indicate by check mark in the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the act.

Yes [ ] No [X]

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

     Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exhange Act of 1934.

Large accelerated filer [ ]   Accelerated Filer [ ]   Non- Accelerated Filer [X]

     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act)

Yes [ ] No [X]

     As of June 30, 2005, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $3,337,281 (based on the closing price of the Common Stock on June 30, 2005 of $1.45 per share). The information provided shall in no way be construed as an admission that any officer, director, or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission. As of March 31, 2006, 6,001,573 shares of Common Stock were outstanding.

                                 ORBIT/FR, INC.
                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.
   Item 1.  Business.................................................       4
   Item 1A. Risk Factors.............................................      15
   Item 1B. Unresolved Staff Comments................................      18
   Item 2   Properties...............................................      18
   Item 3   Legal Proceedings........................................      18
   Item 4   Submission of Matters to a Vote of Security Holders......      19
   Item 4.1 Executive Officers and Key Employees.....................      19

PART II.
   Item 5   Market for the Registrant's Common Equity and Related
            Stockholder Matters......................................      21
   Item 6   Selected Financial Data..................................      22
   Item 7   Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................      22
   Item 7a  Quantitative and Qualitative Disclosure About Market
            Risk.....................................................      28
   Item 8   Financial Statements and Supplementary Data..............      28
   Item 9   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures.....................      28
   Item 9A  Controls and Procedures..................................      28
   Item 9B  Other Information........................................      28

PART III
   Item 10  Directors and Executive Officers of the Registrant.......      29
   Item 11  Executive Compensation...................................      30
   Item 12  Security Ownership of Certain Beneficial Owners and
            Management...............................................      36
   Item 13  Certain Relationships and Related Transactions...........      38

PART IV
   Item 14  Principal Accountant Fees and Services...................      39
   Item 15  Exhibits, Financial Statement Schedule, and Reports on
            Form 8-K.................................................      39

                                     PART I

FORWARD-LOOKING STATEMENTS

     This report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including, but not limited to those set forth in Item 1A "Risk Factors" below and elsewhere in this report on Form 10-K. The following discussion should be read in conjunction with Part II of this Form 10-K and the Consolidated Financial Statements and notes to the Consolidated Statements beginning on page F-1. As used in this annual report on Form 10-K, unless the context otherwise requires, "we," "us," "our," "Company," or "ORBIT/FR" refers to ORBIT/FR, Inc.

ITEM 1. BUSINESS

GENERAL

     ORBIT/FR, Inc. ("ORBIT/FR" or the "Company") develops, markets and supports sophisticated automated microwave test and measurement systems for the aerospace/defense, wireless communications, satellite and automotive industries and manufactures anechoic foam, a microwave absorbing material that is an external component of microwave test and measurement systems. Military antennas, cellular phones, satellites, radars, radio transmitters, and global positioning system ("GPS") receivers all depend upon the reliable and efficient transmission and reception of microwave signals in order to communicate. By utilizing the Company's systems to test and measure the critical performance characteristics of antennas, microwave signals, wireless manufacturers and service providers within these industries can improve quality and time-to-market, lower the risk of failure and underperformance and reduce costs.

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

     The Company markets and sells its systems to customers in the United States and throughout the world. Within its targeted industries, the Company's customers include aerospace/defense systems integrators and product manufacturers that incorporate microwave technology, such as Lockheed Martin, Raytheon, Northrop Grumman, BAE, L3 Communications, Alenia, Astrium, Lufthansa and Boeing; manufacturers of wireless systems and products, such as Motorola, Nokia, Ericsson, Samsung, Sony and Qualcomm; telecommunications service providers that rely on microwave technology, such as AT&T, NTT and British Telecom; and automobile and automotive subassembly manufacturers such as Daimler-Chrysler, Ford, BMW and Hyundai. The Company's customers also include the United States government and several foreign governments.

     The Company's objective is to strengthen its position in automated microwave test and measurement systems while developing products and systems for a broader range of microwave applications. The principal elements of the Company's strategy to reach its objectives are: (i) offering comprehensive high quality solutions to customers, (ii) maintaining its technological leadership,
(iii) focusing on standard systems and proprietary off-the-shelf products, (iv) pursuing growth in international markets and (v) leveraging its technological expertise to expand into complementary markets.

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

     On September 13, 1999, the Company announced that it had reached a Plea Agreement with the U.S. Attorney's Office to settle an investigation of the Company's export practices. As a result of the plea, the Company's export license applications for munitions list products became subject to a denial policy under the International Traffic in Arms Regulations (ITAR) effective as of November 2, 1999. On September 6, 2005, the Company announced that it had reached a final settlement with the Office of Defense Trade Controls Compliance, Directorate of Defense Trade Control (DDTC) of the

United States Department of State, terminating as of August 29, 2005 the statutory debarment that prohibited the Company's direct or indirect participation in exports subject to the International Traffic in Arms Regulations (ITAR). Accordingly, under the terms of the agreement DDTC will resume the normal processing of license applications involving the Company.

     On March 6, 2000, the Company received notification, effective March 1, 2000 from the U.S. Department of State, that a Commodity Jurisdiction request submitted by the Company in 1998 had been approved, and the vast majority of the Company's basic Antenna Measurement Software products and systems were removed from the U.S. Munitions List. These products now fall under the jurisdiction of the U.S. Department of Commerce and therefore would not be subject to the Department of State's non-discretionary policy of denying the Company's license applications. The Company's Radar Cross Section ("RCS") and Radome measurement systems remain on the U.S. Department of State's Munitions list.

INDUSTRY OVERVIEW

     The need for microwave and antenna test and measurement systems and products expanded rapidly during the 1960's and 1970's in conjunction with the growth and increased sophistication of the aerospace/defense industry in the United States and Western Europe. In the last 25 years, this need for test and measurement products and systems has expanded beyond aerospace/defense applications to all aspects of modern telecommunications, including personal wireless communications devices, satellite-based communications systems and "smart" automobiles. This expansion has occurred in conjunction with a growing desire among companies to focus on their core competencies and outsource many non-core functions such as the development and manufacture of microwave test and measurement systems.

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

     WIRELESS COMMUNICATIONS. The wireless communications industry has grown in recent years as a result of the development of cost-effective digital technologies and the gradual global deregulation of the telecommunications industry. Wireless communications products include cellular/PCS handsets and base stations, pagers, wireless PDAs, and Bluetooth, Wi-Fi and Wi-Max products, and RFIDs (RF tags). The Company expects continued growth within the wireless communications industry in the future due to an increase in available spectrum, new generations of cellular systems, the adoption of efficient new digital technologies and the development of "smart" antennas.

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

     PURSUING GROWTH IN INTERNATIONAL MARKETS. Approximately 40% and 41% of the Company's revenues during 2005 and 2004, respectively, were derived from international customers. The Company believes that in addition to domestic growth as a result of increases in Department of Defense and Homeland Security budgets, the international microwave test and measurement marketplace will also grow over the next several years, due in large part to worldwide economic development, governmental policies aimed at improving the communications infrastructure in developing countries and the increasing globalization of commerce. The Company has devoted and intends to continue to devote significant efforts to increasing its share of the international market for microwave test and measurement systems by strengthening and expanding its sales network through the establishment of foreign sales and customer service centers and the appointment of additional international sales representatives. In addition, the Company believes it has a competitive advantage due to the duty-free status of its products manufactured in Israel and sold into the European Union.

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

     Cellular/PCS/Pager Systems. ORBIT/FR believes it is a leader in the design and delivery of high-performance test and measurement systems for manufacturers of cellular/PCS handsets, pagers, and PDAs. The Company has developed a standard system called "PowerCell" based on its spherical near-field technology that the Company sells as a turnkey off-the-shelf product. The system consists of a Dielectric Belt Driven Rotator (DBDR) positioning system, and the Company's software and receiver, constructed in a small anechoic chamber. The positioning subsystem allows a probe to trace a sphere around the handset or pager held by a mannequin, thus fully sampling the complete microwave properties of the device under test. The PowerCell system is in the final stages of certification and is compliant with the CTIA standards.

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

     Satellite Systems. The Company develops and sells microwave test and measurement systems for satellites which test many aspects of satellite performance, including beam location (to assess the satellite's "footprint"), channel purity and intermodulation, gain, G/T, pattern, EIRP and TMA/TDMA microwave timing. These systems also test the transmit and receive characteristics of the active array antennas used on most modern satellites and can have the ability to identify and diagnose malfunctions within these complex antennas. The Company's satellite test systems utilize either near-field or compact range technology. Both technologies are equally effective from a test and measurement viewpoint, but each offers certain benefits. A near-field system offers diagnostic capabilities and is generally less expensive than a comparably equipped compact range system, but a compact range system is faster and easier to use.

     Automotive Systems. ORBIT/FR believes it is a leader in the design and delivery of high-performance test and measurement systems for automobile manufacturers and manufacturers of automotive sub-assemblies. The Company's systems incorporate both near-field and far-field technologies and are thus capable of microwave sampling over a wide range of frequencies. A typical system includes a large mechanical arm that sweeps over a large turntable. The car being tested rests on the turntable, and both the turntable and the mechanical arm are set in motion based upon instructions received from the Company's measurement software. The systems' broad capabilities are essential given a growing trend by automobile manufacturers to integrate advanced microwave technologies such as cellular/PCS, GPS-based navigation system, satellite radios, digital TV and collision-avoidance systems into their advanced new generation cars.

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

     Radome Systems. A radome is a dome-shaped casing that is placed on the leading edge of a commercial of military aircraft or missile to protect the radar and direction-finding equipment. A radome is typically manufactured using fiberglass or other materials that are designed to be "transparent" to microwave signals. Testing is performed periodically to ensure that microwave signals are not degraded or deflected as they pass through the radome. The Company's systems are designed to measure radome performance by analyzing the path of microwave signals as they pass through the radome and then comparing it to the propagation path when the radome is not present. Radome systems use far-field measurement methods but rely on high positioning accuracy normally required by near-field systems.

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

     MICROWAVE TEST AND MEASUREMENT SOFTWARE PRODUCTS. Through its 959Spectrum and MiDAS software packages, ORBIT/FR offers automatic measurement software for microwave test and measurement systems. The Company's software products are Windows-based programs that provide the customer with a consistent user-friendly interface with the test and measurement system. The software products have a robust and modular structure that enables the Company to easily add features for current and future customers. The software uses far-field and/or near-field algorithms to generate accurate results, and the computational methodologies used have gained acceptance throughout the microwave test and measurement community. The software supports the Company's own measurement equipment as well as equipment manufactured by third parties. The Company's software products are designed to be "off-the-shelf," but are versatile and can be customized by the Company's or the customer's technical personnel to suit specific needs.

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

     Positioner Controllers and Power Control Units. The Company manufactures positioner controllers and power control units (PCUs) as well as models that combine these two products into one component. Working together, the positioner controller and the PCU act as the "translators" between the measurement software and the positioner. The positioner controller receives digital instructions from the microwave software and translates them into analog signals understood by the PCU. These analog signals are then amplified by the PCU to provide precisely calibrated DC power to the positioner's electric motors, which then operate at a user-defined speed to move the antenna or device under test through the desired positions. The Company offers four positioner controller models, two PCU models and four models that combine both positioner controller and PCU. During 2004 the Company added the 4806-3C positioner controller to its product line.

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

     Pylons and Model Towers. Pylons and model towers are used in many microwave test and measurement applications and range in size from very large to very small. Large pylons can carry substantial loads in indoor or outdoor environments, and certain models can even support a full-sized aircraft. Pylons designed to minimize measurement interference are almost always used in RCS systems.

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

SALES AND MARKETING

     The Company markets and sells its products in the United States through direct regional sales managers and through independent sales representatives that target specific geographic and strategic markets. Internationally, the Company has established sales and customer service centers in Israel and Germany and has a network of distributors, agents and representatives for sales, marketing and customer support throughout Europe and Asia.

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

Aerospace/Defense.............   Aerospatiale, Allgon, Ball Aerospace, Boeing,
                                 Chelton, BAE Systems, Dassault, Elta, Ericsson
                                 Microwave, General Electric, Israel Aircraft
                                 Industry, ITT Avionics, JPL, L3 Communications,
                                 Lockheed Martin/Loral, Lufthansa, Mitsubishi
                                 Heavy Industries, NASA, Northrop-Grumman,
                                 Nurad, Pratt & Whitney, Racal Avionics,
                                 Raphael, Raytheon, Rockwell International, SAAB
                                 Missiles, SPAR Aerospace, Texas Instruments,
                                 and the United States Air Force, Army and Navy.

Wireless Communications.......   Alcatel, Andrew, AT&T, Bell Atlantic, BAE,
                                 Bosch, Celwave, Chelton, Daewoo, Ericsson, GTE,
                                 IBM, Intel, ITT, Korea Mobile Telecom, Lucent
                                 Technologies, Motorola, NEC, Nokia, Northern
                                 Telecom, NTT, Probrand, Qualcomm, RCA, Samsung,
                                 SiemensPlessey, Thales Antennas, Telebras and
                                 Tenovis.

Satellite.....................   Astrium, DASA, EADS, Elenia Spazio, Harris,
                                 Lockheed Martin, Space Systems/Loral, Raytheon
                                 and TRW.

Automotive....................   Blaupunkt, BMW, Daimler-Chrysler, Ford, Fuba,
                                 Hyundai, Mitsubishi, SAAB, and Toyota.

University....................   Georgia Tech, University of Hawaii, University
                                 of Hong Kong, University of Utah, UCLA,
                                 University of Illinois, Texas A&M University,
                                 and Villanova University.

     The Company's customers are located in the Americas (the United States, Canada, Brazil and Argentina), Europe (the United Kingdom, France, Germany, Israel, Italy, Holland, Spain, Austria, Denmark, Belgium, Poland, Finland, Norway, Sweden, Switzerland, Turkey and Portugal) and throughout the rest of the world (Japan, Korea, Thailand, Taiwan, Singapore, Indonesia, Australia, China, and South Africa). See Note 7 of the Notes to Consolidated Financial Statements for a discussion of the geographic concentration of the Company's revenues. For the year ended December 31, 2005, no single customer accounted for more than 10% of consolidated revenues, while Northrop Grumman accounted for 16% of the Company's 2004 revenues.

PRODUCTION AND SUPPLIERS

     The Company's engineers, based in the United States, Germany and Israel, are responsible for product design and development and for overseeing the production of the Company's products. Although the Company maintains a production facility in Horsham, PA, most of the production of the Company's products is performed by subcontractors. Alchut is currently the Company's principal subcontractor for electro-mechanical production, primarily in connection with the manufacturing of positioners. The Company believes that Alchut currently offers the best available combination of quality, reliability and price. By giving three months notice, the Company has the right to select any other subcontractor. Through its wholly-owned subsidiary Advanced ElectroMagnetics, Inc., the Company manufactures anechoic foam absorbing material, an integral component of the microwave test and measurement system environment.

     Although the Company produces most of the component parts for its microwave test and measurement systems, it purchases certain components from outside vendors for turnkey microwave test and measurement systems, including personal computers, shielded enclosures and microwave absorbers.

BACKLOG

     At December 31, 2005 and 2004, the Company's backlog was approximately $25.8 million and $13.1 million, respectively. December 2005 backlog includes approximately $9 million related to its contract with Alenia Aeronautica S.p.A., which the Company announced on July 22, 2005. The Company includes in backlog only those orders for which it has received and accepted a completed purchase order. Such orders are generally subject to cancellation by the customer with payment of a specified charge. The delivery lead time on the Company's products and systems generally three to six months, but can be as short as a few days and as long as 18 months or more. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential shipment delays, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

RESEARCH AND DEVELOPMENT

     The Company believes that its future success depends on its ability to adapt to rapidly changing technological circumstances within the industries it serves and to continue to meet the needs of its customers. Accordingly, the timely development and introduction of new products is essential to maintain the Company's competitive position. Using its internal research and development staff, augmented by external consultants, the Company develops most of its products in-house. A significant portion of the Company's research and development efforts has been conducted in direct response to the specific requirements of customers' orders, and, accordingly, such amounts are included in the cost of sales when incurred and the related funding is included in net revenues at such time. Research and development expenses of the Company for fiscal years ended December 31, 2005, 2004 and 2003 were $1,118,000, $1,008,000 and $1,132,000, respectively.

COMPETITION

     The Company believes that its current systems and products compete effectively with the systems and products offered by its competitors on the basis of product functionality, speed and accuracy, reliability, price, ease of use and technical support. The market for automated microwave test and measurement products, systems and services, however, is highly competitive and is characterized by continuing advances in products and technologies. Some of the Company's competitors have established relationships with current and potential customers of the Company. The Company also competes, on a limited basis, with the internal development groups of its existing and potential customers, many of whom design and develop parts of their own microwave test and measurement systems. The Company's business, operating results and financial condition could be materially adversely affected by such competition. The Company's primary competitors in the microwave test and measurement market are MI Technology, Nearfield Systems, Inc., ETS, March Microwave and Satimo.

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

EMPLOYEES

     As of December 31, 2005, the Company had a total of 100 employees. The Company considers its relations with its employees to be good.

ITEM 1A. RISK FACTORS

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

     RISKS ASSOCIATED WITH INTERNATIONAL SALES. In 2005 and 2004, international sales comprised approximately 40% and 41% of the Company's total sales, and the Company expects its international business to continue to account for a material part of its revenues. International sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. The non-discretionary three year denial policy for Munitions List items stemming from the U.S. Customs plea agreement, further restricts future exports. This action was materially limited, when on March 5, 2000, the Department of State notified the Company that it's Commodities Jurisdiction request submitted in 1998 was approved. The approval removes the vast majority of the Company's antenna measurement software products and systems from the US Munitions List. These products now fall under the jurisdiction of the Department of Commerce and therefore would not be subject to the Department of State's non-discretionary policy of denying license applications. Although the export process will become much more efficient under Commerce regulations effective March 1, 2000, there can be no assurance that the Company will be able to continue to compete successfully in international markets or that its international sales will be profitable. Approximately 77% of the Company's sales in 2005 were denominated in U.S. dollars. Accordingly, the Company believes that it does not have significant exposure to fluctuations in currency. However, fluctuations in currency could adversely affect the Company's customers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

     The Company occupies approximately 18,000 square feet of space at its headquarters in Horsham, Pennsylvania under a lease expiring in October 2008. The current annual base rent is approximately $133,000. The Company also maintains sales, engineering, technical support and program management facilities in Israel and Germany, and its manufacturing facilities in Santee, California. The Company's current aggregate annual rental expenses for these additional facilities are approximately $439,000.

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

     On September 6, 2005, the Company announced that it has reached a final settlement with the Office of Defense Trade Controls Compliance, Directorate of Defense Trade Control (DDTC) of the United States Department of State, terminating as of August 29, 2005 the statutory debarment that prohibited the Company's direct or indirect participation in exports subject to the International Traffic in Arms Regulations (ITAR). Accordingly, under the terms of the agreement DDTC will resume the normal processing of license applications involving the Company.

     The Company is not currently subject to any additional material legal proceedings and is not aware of any other threatened litigation unasserted claims or assessments that could have a material adverse effect on the Company's business, operating results, or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4.1 EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table sets forth certain information regarding the Company's executive officers, and certain key employees.

      NAME         AGE                       POSITION
      ----         ---                       --------
Ze'ev Stein         53   Chairman
Israel Adan         55   President, Chief Executive Officer
Dave Lubbe          42   Chief Financial Officer
John Aubin          52   Vice President, Chief Technology Officer
Moshe Pinkasy       55   Managing Director, Engineering
Marcel Boumans      47   Managing Director, GmbH
Mark Bates          35   Vice President, Software Development - USA
William Campbell    50   Vice President Engineering and Program Management

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

                               2005            2004
                          -------------   -------------
YEAR ENDED DECEMBER 31,    HIGH    LOW     HIGH    LOW
-----------------------   -----   -----   -----   -----
   First Quarter          $2.87   $1.78   $1.77   $1.00
   Second Quarter         $1.90   $1.35   $1.60   $1.06
   Third Quarter          $1.89   $1.25   $1.50   $0.68
   Fourth Quarter         $1.95   $1.56   $4.00   $1.20

     On March 10, 2006, there were 33 holders of record of the Company's Common Stock. Based on information received by the Company from its stock transfer agent, the Company believes that there are approximately 2,000 beneficial owners of its Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data:

                                                                     Year Ended December 31,
                                                         -----------------------------------------------
                                                           2005      2004      2003      2002      2001
                                                         -------   -------   -------   -------   -------
(amounts in thousands, except per share data)
Contract revenues                                        $22,905   $21,185   $15,966   $13,053   $18,612
Cost of revenues                                          15,540    13,567    10,682     9,312    13,589
                                                         -------   -------   -------   -------   -------
Gross profit                                               7,365     7,618     5,284     3,741     5,023
                                                         -------   -------   -------   -------   -------
General and administrative                                 2,427     2,618     2,554     2,764     3,197
Sales and marketing                                        3,325     2,901     2,726     2,324     2,093
Research and development                                   1,118     1,008     1,132     1,144     1,142
                                                         -------   -------   -------   -------   -------
Total operating expenses                                   6,940     6,527     6,412     6,232     6,432
                                                         -------   -------   -------   -------   -------
Operating income (loss), net                                 425     1,091    (1,128)   (2,491)   (1,409)
Other income (loss), net                                     (51)     (108)      (73)       59        82
                                                         -------   -------   -------   -------   -------
Income (loss) before income taxes                            374       983    (1,201)   (2,432)   (1,327)
Income tax expense                                          (244)       31       134       145       669
                                                         -------   -------   -------   -------   -------
Net income (loss) before cumulative effect of
   change in accounting principle                            618       952    (1,335)   (2,577)   (1,996)
Cumulative effect of change in
   accounting principle                                       --        --        --      (301)       --
                                                         -------   -------   -------   -------   -------
Net income (loss)                                        $   618   $   952   $(1,335)  $(2,878)  $(1,996)
                                                         =======   =======   =======   =======   =======
Basic and diluted income (loss) per share before
   cumulative effect of change in accounting principle   $  0.10   $  0.16   $ (0.22)  $ (0.43)  $ (0.33)
                                                         =======   =======   =======   =======   =======
Basic and diluted income (loss) per share                $  0.10   $  0.16   $ (0.22)  $ (0.48)  $ (0.33)
                                                         =======   =======   =======   =======   =======

Consolidated Balance Sheet Data:

                                           December 31,
                         -----------------------------------------------
                          2005       2004      2003      2002      2001
                         -------   -------   -------   -------   -------
(amounts in thousands)
Working capital          $ 4,598   $ 4,185   $ 3,221   $ 4,749   $ 7,037
Total assets             $14,531   $13,116   $11,260   $11,875   $14,126
Stockholders' equity     $ 6,718   $ 6,100   $ 5,148   $ 6,483   $ 9,361

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

     Deferred Taxes. The Company recorded a deferred tax valuation allowance due to uncertainty with regard to the Company's ability to generate sufficient taxable income in the future to realize the deferred tax asset. However, during 2005, the Company reduced its deferred tax valuation allowance as a result of the positive financial results during the last two years and based upon the Company's projected ability to generate taxable income in the future.

     Recent Events. During 2004, the Israeli Ministry of Defense implemented a policy temporarily suspending the export of all Israeli military and commercial use products to certain countries in the Far East, affecting our Israeli subsidiary's ability to deliver products manufactured totaling approximately $1.2 million. Although this delay could lead to a cancellation of the contract to purchase the products, the Company anticipates the suspension will be lifted during 2006 and believes that the customers will accept delivery of the products at that time. On September 6, 2005, the Company announced that it has reached a final settlement with the Office of Defense Trade Controls Compliance, Directorate of Defense Trade Control (DDTC) of the United States Department of State, terminating as of August 29, 2005 the statutory debarment that prohibited the Company's direct or indirect participation in exports subject to the International Traffic in Arms Regulations (ITAR). Accordingly, under the terms of the agreement DDTC will resume the normal processing of license applications involving the Company.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

     Revenues. Revenues for the year ended December 31, 2005 were approximately $22.9 million compared to approximately $21.2 million for the year ended December 31, 2004, an increase of approximately $1.7 million or 8%. Revenues from the wireless and EMC markets increased approximately $2.5 million and $368,000, respectively, while revenues from the defense, automotive, and satellite markets decreased approximately $678,000, $329,000 and $105,000, respectively. Geographically, revenues from

Asia and North America increased approximately $1.4 million and $1.3 million, respectively, while revenues from the European market decreased approximately $1.0 million.

     Cost of revenues. Cost of revenues for the year ended December 31, 2005 were approximately $15.5 million compared to approximately $13.6 million for the year ended December 31, 2004. Gross margin percentage for the year ended December 31, 2005 decreased to 32.2% from 36.0% for the year ended December 31, 2004. The decreased margins are due primarily to lower margins realized on larger contracts where the Company utilizes subcontractors to deliver significant portions of the contract.

     General and administrative expenses. General and administrative expenses for the year ended December 31, 2005 were approximately $2.4 million, compared to approximately $2.6 million for the year ended December 31, 2004. As a percentage of revenues, general and administrative expenses for the year ended December 31, 2005 decreased to 10.6% in 2005, down from 12.4% for the year ended December 31, 2004. This cost decrease is largely a result of a reductions in export compliance costs incurred during the year ended December 31, 2005.

     Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2005 were approximately $3.3 million compared to approximately $2.9 million for the year ended December 31, 2004. The current year increase is primarily the result of the Company's increased worldwide marketing efforts, and increased sales commissions. As a percentage of revenues, sales and marketing expenses increased to 14.5% for the year ended December 31, 2005, from 13.7% for the year ended December 31, 2004.

     Research and development expenses. Research and development expenses for the year ended December 31, 2005 were approximately $1.2 million, compared to approximately $1.0 million for the year ended December 31, 2004. These costs represent the Company's continuing efforts in the development of its 959Spectrum and MiDAS software suites, the development of the Company's 4806-3C motion controller, and other products. As a percentage of revenues, research and development expenses increased to 5.2% for the year ended December 31, 2005, from 4.8% for the year ended December 31, 2004.

     Other loss net. Other loss, net, for the year ended December 31, 2005 was approximately $51,000 compared to approximately $108,000 for the year ended December 31, 2004, a decrease of approximately $57,000. The decrease in loss is primarily due to the settlement of the Company's relocation claim as a result of its 2003 relocation of its manufacturing facility in Santee, CA.

     Income taxes. Income tax benefit for the year ended December 31, 2005 was approximately $244,000 compared to an income tax expense of approximately $31,000 for the year ended December 31, 2004, a decrease in expense of $275,000. The Company records income tax expense on profitable operations and income tax benefits on losses recorded by its foreign subsidiaries where applicable. As a result of its continuing profitable operations, the Company reduced its valuation allowance related to net operating loss carry forwards by approximately $699,000 at December 31, 2005.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

     Revenues. Revenues for the year ended December 31, 2004 were approximately $21.2 million compared to approximately $16.0 million for the year ended December 31, 2003, an increase of approximately $5.2 million or 33%. Revenues from the defense, satellite, automotive, Electromagnetic Compatibility (EMC), and University markets increased approximately $4.3 million, $918,000, $332,000, $180,000 and $110,000, respectively. Revenues from the wireless market decreased approximately $591,000. Geographically, revenues from North America and Europe increased $4.8 million and $1.4 million, respectively. Revenues from the Asian market decreased approximately $994,000. Increased 2004 defense revenues were a largely result of significant completion of large U.S. defense contracts.

     Cost of revenues. Cost of revenues for the year ended December 31, 2004 were approximately $13.6 million compared to approximately $10.7 million for the year ended December 31, 2003. Gross margin percentage for the year ended December 31, 2004 increased to 36.0% from 33.1% for the year ended December 31, 2003. The increased margins are due primarily to increased volume, increased sales of high margin software, and improvements in the Company's contract bid and program management functions.

     General and administrative expenses. General and administrative expenses for each of the years ended December 31, 2004 and 2003 totaled approximately $2.6 million. As a percentage of revenues, general and administrative expenses decreased to 12.4% for the year ended December 31, 2004, from 16.0% for the year ended December 31, 2003.

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

     Other loss net. Other loss, net, for the year ended December 31, 2004 was a loss of approximately $108,000 compared to a loss of approximately $73,000 for the year ended December 31, 2003, an increase of approximately $35,000. The additional loss is primarily due to the settlement of the Company's relocation claim as a result of its 2003 relocation of its manufacturing facility in Santee, CA.

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

LIQUIDITY AND CAPITAL RESOURCES

     During recent years the Company has satisfied its working capital requirements through cash flows from operations.

     Net cash provided by operating activities during the year ended December 31, 2005 was approximately $581,000, compared to approximately $783,000 provided during the year ended December 31, 2004. The most significant contribution of cash provided by operating activities during the year ended December 31, 2005 came from the Company's $582,000 net income compared to $952,000 of net income recognized in the year ended December 31, 2004. Another significant contribution to cash provided by operating activities during the year ended December 31, 2005 resulted from an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $952,000. Significant uses of cash in operating activities consists of increases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts of $330,000 and $277,000, respectively.

     Net cash used in investing activities for the purchase of property and equipment during the year ended December 31, 2005 was $207,000. Net cash used in investing activities for the purchase of property, plant and equipment during the year ended December 31, 2004 amounted to $382,000.

     The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the year ended December 31, 2005, approximately 77% of the Company's revenues were billed in U.S. dollars. Most of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

     The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, "Accounting Changes and Corrections - A replacement of APB No. 29 and FASB No. 3." The statement changes the requirements for the accounting for and reporting of a change in accounting principles. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions those provisions should be followed.

     Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

     The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement is issued.

     In December 2004, the FASB issued a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This statements supersedes APB Opinion No. 25, Accounting for Stock Issused to Employees", and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity investments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting transactions in which an entity obtains employee services in share-based payment transactions. This statement requires all share based payments to employees, including grants of employee stock options, to be recognized in the financial statements. The proforma disclosures previously permitted will no longer be an alternative to financial statement recognition. We will adopt the new standard effective for the first quarter of 2006. Future compensation expense may be impacted by various factors including the number of awards granted and their related fair value at the date of grant.

     In December 2004, the FASB issued Statement No. 153 "Exchange of Nonmonetary Assets - an amendment to APB Opinion No. 29". The guidance in APB No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchange of nonmonetary assets should be measured on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for the nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has the commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December, 2004. Management does not believe the adoption of this Statement will have any material impact on the Company.

     In November 2004, the FASB issued Statement No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. Management does not believe the adoption of this Statement will have any material impact on the Company.

CONTRACTUAL OBLIGATIONS:

                                                                  Payments Due by Period
                                                  ------------------------------------------------------
                                                                 Less        One       Three      After
                                                               Than One   to Three    to Five     Five
Description                                          Total       Year       Years      Years      Years
-----------                                       ----------   --------   --------   --------   --------
Capital lease obligations .....................   $   92,544   $ 30,466   $ 52,204   $  9,874
Operating lease obligations ...................    1,781,731    458,651    748,483    353,659   $220,938
Purchase obligations ..........................
                                                  ----------   --------   --------   --------   --------
Other Long-Term Liabilities Reflected on the
   Registrant's Balance Sheet under GAAP
                                                  ----------   --------   --------   --------   --------
Total .........................................   $1,874,275   $489,117   $800,687   $363,533   $220,938
                                                  ==========   ========   ========   ========   ========

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The reports of independent auditors and consolidated financial statements and schedule are set forth in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, these controls and procedures were effective.

b) Change in Internal Controls. There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company's fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and principal occupation of each director.

                    DIRECTOR
    NAME      AGE     SINCE                  PRINCIPAL OCCUPATION
    ----      ---   --------                 --------------------
Ze'ev Stein    53     1996     Chairman of the Board of Directors of the Company
Uri Jenach     52     1999     General Manager of SophistiPak Ltd., Netanya,
                               Israel
Doron Ginat    37     2002     General Manager of Netivey Gemel Ltd., Israel
Dan Goffer     54     2003     Managing partner of Goffer, Guilman & Co., CPAs

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

BOARD OF DIRECTORS

     The Board of Directors met three times during the last fiscal year. There were no directors who, during the last full fiscal year, attended in person or by phone fewer than 75% of the meetings of the Board of Directors.

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

     The Compensation Committee of the Board of Directors, subject to the approval of the Board of Directors, determines the compensation of the Company's executive officers and oversees the administration of executive compensation programs. The Compensation Committee did not meet during 2005. Mr. Ginat, Mr. Jenach and Mr. Goffer were independent, non-employee directors.

     The Audit Committee recommends outside accountants, reviews the results and scope of the annual audit, the services provided by the Company's independent auditors and the recommendations of the auditors with respect to the Company's accounting systems and controls. During 2005, the Audit Committee conducted one meeting via conference call. Mr. Ginat, Mr. Jenach and Mr. Goffer, all of whom are independent, non-employee directors, participated in the call. Mr. Goffer is considered an audit committee financial expert by the Board of Directors within the meaning of the rules of the Securities and Exchange Commission. Representatives of the Company's independent auditing firm, Hoberman, Miller, Goldstein, and Lesser, P.C., "Hoberman, Miller," participated in these meetings and discussed their reviews of the Company's financial statements.

     The Executive Committee, which consists of Mr. Jenach has, and may exercise, all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation to the fullest extent permitted by Delaware General Corporation Law. The Executive Committee did not meet during 2005. Mr. Jenach is an independent, non-employee director.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than ten percent (10%) of the Company's Common Stock to file initial reports of ownership and reports of change of ownership with the SEC. The reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to it, the Company believes that, during the year ended December 31, 2005, the executive officers and directors and persons who own more than ten percent (10%) of the Company's Common Stock then subject to Section 16(a) complied with all Section 16(a) filing requirements.

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY

     Information concerning Executive Officers and Key Employees is set forth in
Item 4.1 of this Annual Report on Form 10-K.

     The Company has adopted an ethics policy for all employees, including members of management, which has been filed as an exhibit to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The following Summary Compensation Table summarizes the compensation of the Chief Executive Officer and the other Named Executive Officers of the Company for fiscal years 2005, 2004 and 2003 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                          Long Term
                                                         Compensation
                                Annual Compensation       Securities    All other
Name and Principal           -------------------------    Underlying     Compen-
Position                     Year    Salary     Bonus     Options(#)     sation
------------------           ----   --------   -------   ------------   ---------
Israel Adan                  2005   $169,600   $74,250          --      $2,199(1)
President, Chief Executive   2004    162,618    33,620      60,000       1,554(2)
Officer                      2003    160,010        --          --       3,774(3)

John Aubin                   2005    124,400    12,110          --       2,417(4)
Vice President - Chief       2004    121,992    21,608          --       1,393(5)
Technology Officer           2003    119,995     3,700          --       2,993(6)

William Campbell             2005    116,392    12,500          --       1,273(7)
Vice President,              2004    113,984    20,000          --         671(8)
Engineering and Program      2003    109,990     5,000          --       1,542(9)
Management

Dave Lubbe                   2005    106,207     8,110          --       2,160(10)
Chief Financial Officer      2004    104,000    10,000          --       1,241(11)
                             2003    101,464        --          --       2,546(12)

Gabriel Sanchez              2005    107,211     2,000          --         970(13)
Former President             2004    108,215     5,000          --       2,593(14)
AEMI.                        2003    121,813        --          --       3,655(15)

(1) Represents premiums of $810 paid by the Company for group term life insurance, and a matching contribution by the Company of $1,389 under the Company's 401(k) savings plan.

(2) Represents premiums of $408 paid by the Company for group term life insurance, and a matching contribution by the Company of $1,146 under the Company's 401(k) savings plan.

(3) Represents premiums of $408 paid by the Company for group term life insurance, and a matching contribution by the Company of $3,366 under the Company's 401(k) savings plan.

(4) Represents premiums of $810 paid by the Company for group term life insurance, and a matching contribution by the Company of $1,607 under our 401(k) savings plan.

(5) Represents premiums of $408 paid by the Company for group term life insurance, and a matching contribution by the Company of $985 under our 401(k) savings plan.

(6) Represents premiums of $408 paid by the Company for group term life insurance, and a matching contribution by the Company of $2,585 under our 401(k) savings plan.

(7) Represents premiums of $810 paid by the Company for group term life insurance, and a matching contribution by the Company of $463 under our 401(k) savings plan.

(8) Represents premiums of $408 paid by the Company for group term life insurance, and a matching contribution by the Company of $263 under our 401(k) savings plan.

(9) Represents premiums of $408 paid by the Company for group term life insurance, and a matching contribution by the Company of $1,134 under our 401(k) savings plan.

(10) Represents premiums of $810 paid by the Company for group term life insurance and a matching contribution by the Company of $1,350 under our 401(k) savings plan.

(11) Represents premiums of $361 paid by the Company for group term life insurance, and a matching contribution by the Company of $880 under our 401(k) savings plan.

(12) Represents premiums of $361 paid by the Company for group term life insurance, and a matching contribution by the Company of $2,185 under our 401(k) savings plan.

(13) Represents premiums of $781 paid by the Company for group term life insurance, and a matching contribution by the Company of $189 under our 401(k) savings plan

(14) Represents premiums of $408 paid by the Company for group term life insurance, and a matching contribution by the Company of $2,185 under our 401(k) savings plan

(15) Represents premiums of $408 paid by the Company for group term life insurance, and a matching contribution by the Company of $3,247 under our 401(k) savings plan

STOCK OPTION GRANTS

     No stock options were granted to the Named Executive Officers of the Company during 2005.

AGGREGATED FISCAL YEAR-END OPTION VALUES

     The table below shows 2005 year-end amounts and value of shares of Common Stock underlying outstanding options. None of the Named Executive Officers exercised any stock options in 2005.

                      Number of Securities          Value of Unexercised
                     Underlying Unexercised             In-the-Money
                           Options at                    Options at
                       December 31, 2005            December 31, 2005(1)
                  ---------------------------   ---------------------------
Name              Exercisable   Unexercisable   Exercisable   Unexercisable
----              -----------   -------------   -----------   -------------
Israel Adan (2)     120,000           --             --             --
John Aubin           20,000           --             --             --
Bill Campbell        15,000           --             --             --
Dave Lubbe           25,000           --             --             --
Gabriel Sanchez      22,800           --             --             --

(1)  Based on the closing price of $1.66 on the OTCBB on December 31, 2005.

(2) In connection with the grant of these options in June 2002, the Company agreed to pay to Mr. Adan, upon and with respect to each share of the Company's stock for which these options are exercised, a bonus equal to the difference between $3.00 and $0.72, the per share exercise price for the options.

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

     Israel Adan. Effective October 15, 2001, the Company entered into an employment agreement with Israel Adan, pursuant to which Mr. Adan was named President and Chief Executive Officer of the

Company. The agreement calls for Mr. Adan to receive a base salary of $150,000, and provides that Mr. Adan may be entitled to an annual bonus upon achievement of certain annual objectives established by the Company's Board of Directors. Mr. Adan was also granted an option to purchase 60,000 shares of common stock at exercise prices of $3.00 per share. Mr. Adan's employment agreement may be terminated by the Company for cause, which is defined as the material breach of the employment agreement by Mr. Adan or if Mr. Adan commits a material act of dishonesty or a material breach of trust or a fiduciary obligation with respect to the Company. Under the employment agreement, Mr. Adan is subject to certain non-disclosure, non-solicitation and non-competitive covenants. Effective June 20, 2004 Mr. Adan's employment agreement was amended and restated to provide Mr. Adan with the right to receive a bonus payment in certain circumstances in the event of a change in control as defined in the agreement, or the sale of one or more of the Company's business units.

COMPENSATION OF DIRECTORS

     Directors not receiving compensation as an officer or employee of the Company, or under a specific agreement, receive $5,000 per year plus stock options upon being named a director. These Directors are entitled to receive up to $750 per meeting. All Director's options were vested at December 31, 2005. Mr. Jenach, Mr. Goffer, and Mr. Ginat earned fees totaling $8,000, $6,750 and $8,750, respectively, for serving on the Company's Board of Directors during 2005.

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

     Bonuses. An incentive plan for all executives was established by the Compensation Committee of the Board of Directors for the year 2005. It is meant to incent executives for attaining predetermined profit levels for both individual business units and for the Company overall. The plan is calculated annually after year end results are audited and executives must be employed by the Company on December 31st.

     Stock Awards. To promote our long-term objectives, stock awards are made to directors, officers and employees who are in a position to make a significant contribution to our long-term success. The stock awards are made to directors, employees and consultants pursuant to our 1997 Stock Option Plan, in the form of qualified and nonqualified stock options.

     The Compensation Committee has discretion to determine which employees and consultants will be granted stock options, the number of shares to be optioned and the terms and conditions of such options. The full Board of Directors conducts the administration of the option plan with respect to options granted to directors or to officers subject to section 16 of the Exchange Act. The compensation committee, or the Board of Directors, as applicable, also has discretion to make adjustments to options in the event of a change in control or other corporate event including, without limitation, the discretion to accelerate the vesting of options or waive our repurchase right. Options currently outstanding generally vest over a five year period. Effective December 31, 2005, the Board of Directors approved the acceleration of the vesting of all outstanding unvested options so that all such options shall be deemed fully vested as of that date.

     In selecting recipients and the size of grants, the Compensation Committee considers various factors such as the potential of the recipient, the salary of the recipient and competitive factors affecting our ability to attract and retain employees, prior grants, a comparison of awards made to officers in comparable positions at similar companies and the performance of our business.

     During 2005, Mr. Stein was paid a base salary of $80,000 for serving as the Chairman of the Board of Directors of Orbit/FR, Engineering Ltd. In addition Ze'ev Stein Properties, Ltd, an Israeli corporation wholly-owned by Mr. Stein, was paid $133,000 under a management services agreement along with a $52,500 bonus in recognition of the financial results of the Company's 2004 operations. In addition the Board of Directors of the Company approved a bonus payment to Mr. Stein, in his position as Chairman of the Board of the Company, in the amount of $45,000 in recognition of the financial results of the Company's operations in 2005.

     The preceding report has been furnished by the following members of the compensations committee: Uri Jenach, Doron Ginat, and Dan Goffer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2005, the Company had a Compensation Committee comprised of Mr. Ginat, Mr. Jenach and Mr. Goffer, previously described under "Committees of the Board." Mr. Ginat, Mr. Jenach and Mr. Goffer were independent, non employee directors. No interlocking relationship exists between any member of the Company's Board of Directors or compensation committee of any other company.

                             STOCK PERFORMANCE GRAPH

     The graph below compares the cumulative total stockholder return on the Company's Common Stock for the period from December 31, 2000 to December 31, 2005, with the cumulative total return of the NASDAQ Composite Index. Since historical peer group and industry or line-of-business data is not available, the graph below compares the cumulative total stockholder return on the Company's Common Stock with the cumulative total return of Schmitt Industries, Inc., a publicly traded manufacturer of electronic and mechanical components for machine tool products and laser-measurement systems that has a market capitalization similar to that of the Company. The comparison assumes $100 was invested on December 31, 2000 in the Company's Common Stock and in the foregoing index and assumes reinvestment of dividends.

                     COMPARISON OF CUMULATIVE TOTAL RETURNS

                              (PERFORMANCE GRAPH)

                             (PLOT POINTS TO COME)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 29, 2006 certain information with regard to beneficial ownership (as determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) of outstanding shares of the Company's Common Stock by (i) each person known by the Company to beneficially own five percent (5%) or more of the outstanding shares of the Company's Common Stock, (ii) each director and Named Executive Officer (as defined below) individually, and (iii) all executive officers and directors of the Company as a group:

                                       TOTAL NUMBER OF SHARES   PERCENTAGE OF CLASS OF
NAME AND ADDRESS OF                        OF COMMON STOCK           COMMON STOCK
BENEFICIAL OWNER                        BENEFICIALLY OWNED(1)    BENEFICIALLY OWNED(1)
-------------------                    ----------------------   ----------------------
Orbit-Alchut Technologies, Ltd. (2)           3,700,000                  61.8%
P.O. Box 3171
Industrial Zone
Netanya 42131 Israel

Ze'ev Stein (3)                               3,730,000                  61.8%
P.O. Box 3171
Industrial Zone
Netanya 42131
Israel

Uri Jenach (4)                                   30,000                   *
c/o Orbit/FR, Inc.
506 Prudential Road
Horsham, PA 19044

Doron Ginat (5)                                  30,000                   *
c/o Orbit/FR, Inc.
506 Prudential Road
Horsham, PA 19044

Dan Goffer (6)                                   30,000                   *
Orbit/FR, Inc.
506 Prudential Road
Horsham, Pennsylvania 19044

Israel Adan (7)                                 120,000                   *
c/o Orbit/FR, Inc.
506 Prudential Road
Horsham, PA 19044

John Aubin (8)                                   20,000                   *
Orbit/FR, Inc.
506 Prudential Road
Horsham, Pennsylvania 19044

William Campbell (9)                             15,000                   *
Orbit/FR, Inc.
506 Prudential Road

Horsham, Pennsylvania 19044

Dave Lubbe (10)                                  25,000                   *
Orbit/FR, Inc.
506 Prudential Road
Horsham, Pennsylvania 19044

Gabe Sanchez (11)                                91,773                   *
Orbit/FR, Inc.
506 Prudential Road
Horsham, Pennsylvania 19044

All executive officers and directors          4,101,073                  68.3%
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

(5) Represents 30,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Ginat, which options became exercisable prior to the date of this Report on Form 10K.

(6) Represents 30,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Goffer, which options became exercisable prior to the date of this Report on Form 10K.

(7) Represents 120,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Adan, which options became exercisable prior to the date of this Report on Form 10K.

(8) Includes 20,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Aubin, which options became exercisable prior to the date of this Report on Form 10K.

(9) Includes 15,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Campbell, which options became exercisable prior to the date of this report.

(10) Includes 25,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Lubbe, which options became exercisable prior to the date of this Report on Form 10K.

(11) Includes 22,800 shares of Common Stock issuable upon the exercise of options granted to Mr. Sanchez, which options became exercisable prior to the date of this Report on Form 10K.

(12) Includes the information contained in the notes above, as applicable.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information, as of the end of the fiscal year ended December 31, 2005, with respect to compensation plans under which the Company is authorized to issue shares of Common Stock.

                                Number of Shares to be    Weighted-Average Exercise   Number of Shares Remaining Available
                                Issued Upon Exercise of     Price of Outstanding        for Future Issuance under Equity
                                 Outstanding Options,       Options, Warrants and         Compensation Plans (excluding
Plan Category                     Warrants and Rights              Rights              securities reflected in 1st column)
-------------                   -----------------------   -------------------------   ------------------------------------
Equity compensation plan(s)
approved by security holders
(1)                                      682,700                    $2.95                            117,300
Equity compensation plan(s)
not approved by security
holders                                       --                       --                                 --
Total                                    682,700                    $2.95                            117,300

----------
(1)  This plan consists of the Orbit/FR, Inc. 1997 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Orbit/FR Engineering, Ltd. ("Engineering"), the Company's wholly-owned Israeli subsidiary, and Alchut have an agreement, whereby Engineering purchases from Alchut electrical and mechanical production services. Engineering pays Alchut for these services based upon a rate of cost plus 5%, totaling approximately $1,069,000 for the year ended December 31, 2005. In addition, Alchut provided other administrative services to Engineering, including but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support, which amounted to approximately $200,000 in 2005. These agreements are evaluated on an annual basis.

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

ACCOUNTANT FEES

     The following table presents fees for professional services rendered in the United States by Hoberman Miller, and in Israel by Kost Ferer Gabbay & Kaiserer for the audit of the Company's annual financial statements, the review of the its interim financial statementsthe preparation of its tax returns, and fees for consulting and other professional services rendered for 2005 and 2004.

                       2005       2004
                     --------   -------
Audit Fees           $100,000   $42,191
Audit-Related Fees      2,545       -0-
Tax Fees               12,500    20,000
All Other Fees            -0-       -0-

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

     (a)(1) Consolidated Financial Statements

               Independent Auditors' Report

               Auditors' Report to the Shareholders of ORBIT/FR Engineering,
               LTD.

               Consolidated Balance Sheets at December 31, 2005 and 2004

               Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003

               Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004, and 2003

               Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

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

          10.10 Consent Agreement

          14.1 Employee Ethics Policy. (6)

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

(6) Incorporate by reference to Company's Annual report on Form 10-K filed on March 30, 2004

                                 ORBIT/FR, INC.
                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ORBIT/FR, INC


Date: March 29, 2006                    /s/ Ze'ev Stein
                                        ----------------------------------------
                                        Ze'ev Stein
                                        Chairman of the Board

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

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 30th day of March 2006.

Name                                Title
----                                -----


/s/ Ze'ev Stein                     Chairman of the Board
---------------------------------
Ze'ev Stein


/s/ Israel Adan                     President and Chief Executive Officer
---------------------------------   (principal executive officer)
Israel Adan


/s/ Dave Lubbe                      Chief Financial Officer
---------------------------------   (principal accounting and financial officer)
Dave Lubbe


/s/ Uri Jenach                      Director
---------------------------------
Uri Jenach


/s/ Doron Ginat                     Director
---------------------------------
Doron Ginat


/s/ Dan Goffer                      Director
---------------------------------
Dan Goffer

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

March 29, 2006


/s/ Ze'ev Stein
-------------------------------------
Ze'ev Stein
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors
Orbit/FR, Inc.

We have audited the consolidated balance sheets of Orbit/FR, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audit also included the financial statement schedule listed in the index at 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the financial statements of Orbit/FR Engineering, Ltd., a wholly owned subsidiary, which statements reflect total assets of $5,503,000 and $5,396,000 as of December 31, 2005 and 2004, respectively, and total revenues of $9,160,000 and $10,318,000, and $7,505,000 for each of the three years in the period ended December 31, 2005. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Orbit/FR Engineering, Ltd., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbit/FR, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                HOBERMAN, MILLER, GOLDSTEIN, LESSER, CPA'S, P.C.

March 5, 2006
New York, NY

(ERNST & YOUNG LOGO)

                  -    KOST FORER GABBAY & KASIERER   -    Phone: 972-3-6232525
                       3 Aminadav St.                      Fax: 972-3-5622555
                       Tel-Aviv 67067, Israel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

ORBIT/FR ENGINEERING, LTD.

     We have audited the accompanying balance sheets of Orbit/Fr Engineering, Ltd. ("the Company") as of December 31, 2005 and 2004, and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, based on our audit the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles


Tel-Aviv, Israel                        /S/ KOST FORER GABBAY & KASIERER
March 5, 2006                           ----------------------------------------
                                        A Member of Ernst & Young Global

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                             DECEMBER 31,
                                                          -----------------
                                                            2005      2004
                                                          -------   -------
                        ASSETS

Current assets:
   Cash and cash equivalents                              $ 3,188   $ 2,814
   Accounts receivable, less allowance of $168 and $164
      in 2005 and 2004, respectively                        4,812     4,482
   Inventory                                                2,351     2,265
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                                936       659
   Income tax refunds receivable                              422       241
   Deferred income taxes                                      302       293
   Other                                                      400       447
                                                          -------   -------
Total current assets                                       12,411    11,201
Property and equipment, net                                 1,129     1,376
Deferred income taxes                                         610       158
Cost in excess of net assets acquired                         381       381
                                                          -------   -------
Total assets                                              $14,531   $13,116
                                                          =======   =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $ 1,324   $ 1,167
   Accounts payable--Parent                                   462       521
   Accrued expenses                                         2,390     2,674
   Customer advances                                          776       764
   Income taxes payable                                        39        20
   Billings in excess of costs and estimated earnings
      on uncompleted contracts                              2,697     1,745
   Deferred income taxes                                      125       125
                                                          -------   -------
Total liabilities, all current                              7,813     7,016
                                                          -------   -------

Stockholders' equity:
   Preferred stock: $.01 par value:
      Authorized shares--2,000,000
      Issued and outstanding shares--none                      --        --
   Common stock: $.01 par value:
      Authorized shares--10,000,000
      Issued shares--6,084,473                                 61        61
   Additional paid-in capital                              15,173    15,173
   Accumulated deficit                                     (8,273)   (8,891)
   Treasury stock--82,900 shares                             (243)     (243)
                                                          -------   -------
Total stockholders' equity                                  6,718     6,100
                                                          -------   -------
Total liabilities and stockholders' equity                $14,531   $13,116
                                                          =======   =======

                             See accompanying notes.

                                 ORBIT/FR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                  YEARS ENDED DECEMBER 31,
                                            ------------------------------------
                                               2005         2004         2003
                                            ----------   ----------   ----------
Contract revenues                           $   22,905   $   21,185   $   15,966
Cost of revenues                                15,540       13,567       10,682
                                            ----------   ----------   ----------
Gross profit                                     7,365        7,618        5,284
                                            ----------   ----------   ----------
Operating expenses:
   General and administrative                    2,427        2,618        2,554
   Sales and marketing                           3,325        2,901        2,726
   Research and development                      1,188        1,008        1,132
                                            ----------   ----------   ----------
Total operating expenses                         6,940        6,527        6,412
                                            ----------   ----------   ----------
Operating income (loss)                            425        1,091       (1,128)
Other loss, net                                    (51)        (108)         (73)
                                            ----------   ----------   ----------
Income (loss) before income taxes                  374          983       (1,201)
Income tax  (benefit) expense                     (244)          31          134
                                            ----------   ----------   ----------
Net income (loss)                           $      618   $      952   $   (1,335)
                                            ==========   ==========   ==========
Basic and diluted income (loss) per share   $     0.10   $     0.16   $    (0.22)
                                            ==========   ==========   ==========
Weighted average number
   common shares - basic and diluted         6,001,573    6,001,573    6,001,573
                                            ==========   ==========   ==========

                             See accompanying notes.

                                 ORBIT/FR, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                               Common Stock    Additional                  Treasury Stock       Total
                             ---------------     Paid-in    Accumulated   ---------------   Stockholders'
                             Shares   Amount     Capital      Deficit     Shares   Amount       Equity
                             ------   ------   ----------   -----------   ------   ------   -------------
Balance, January 1, 2003      6,084     $61      $15,173      $(8,508)      83     $(243)      $ 6,483
   Net loss                      --      --           --       (1,335)      --        --        (1,335)
                              -----     ---      -------      -------      ---     -----       -------
Balance, December 31, 2003    6,084      61       15,173       (9,843)      83      (243)        5,148
   Net income                    --      --           --          952       --        --           952
                              -----     ---      -------      -------      ---     -----       -------
Balance, December 31, 2004    6,084      61       15,173       (8,891)      83      (243)        6,100
   Net income                    --      --           --          618       --        --           618
                              -----     ---      -------      -------      ---     -----       -------
Balance, December 31, 2005    6,084     $61      $15,173      $(8,273)      83     $(243)      $ 6,718
                              =====     ===      =======      =======      ===     =====       =======

                             See accompanying notes.

                                 ORBIT/FR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                                 -------------------------
                                                                  2005     2004      2003
                                                                 ------   ------   -------
Cash flows from operating activities:
Net income (loss)                                                $  618   $  952   $(1,335)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Depreciation                                                  454      407       400
      Deferred income tax provision                                (461)     (31)      (58)
      Changes in operating assets and liabilities:
         Accounts receivable                                       (330)    (744)      422
         Inventory                                                  (86)    (716)       31
         Costs and estimated earnings in excess of billings on
            uncompleted contracts                                  (277)     (54)       78
         Income tax refunds receivable                             (181)     (21)     (220)
         Other                                                       47       86      (231)
         Accounts payable and accrued expenses                     (127)     383       584
         Accounts payable--Parent                                   (59)     324      (410)
         Income taxes payable                                        19        1       (24)
         Customer advances                                           12      308       297
         Billings in excess of costs and estimated earnings on
            uncompleted contracts                                   952     (112)      431
                                                                 ------   ------   -------
Net cash provided by (used in) operating activities                 581      783       (35)
                                                                 ------   ------   -------
Cash flows from investing activities:
   Purchase of property and equipment                              (207)    (382)     (634)
                                                                 ------   ------   -------
Net cash used in investing activities                              (207)    (382)     (634)
                                                                 ------   ------   -------
Cash flows from financing activities
   Net repayments of note receivable                                 --       --        52
                                                                 ------   ------   -------
Net cash provided by financing activities                            --       --        52
                                                                 ------   ------   -------
Net increase (decrease) in cash and cash equivalents                374      401      (617)
Cash and cash equivalents at beginning of year                    2,814    2,413     3,030
                                                                 ------   ------   -------
Cash and cash equivalents at end of year                         $3,188   $2,814   $ 2,413
                                                                 ======   ======   =======
Supplemental disclosures of cash flow information:
Net cash paid during the year for income taxes                   $  271   $  227   $   299
                                                                 ======   ======   =======

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

Accounts Receivable

     The Company accounts for potential losses in accounts receivable utilizing the allowance method. In reviewing aged receivables, management considers their knowledge of customers, historical losses and current economic conditions in establishing the allowance for doubtful accounts.

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

Cost in Excess of Net Assets Acquired

     Cost in excess of net assets acquired, ("goodwill") represents the excess of costs over the fair value of the net assets of businesses acquired in connection with the Company's acquisition of Advanced ElectroMagnetics, Inc.
(AEMI) in 1997.

     The Company tested the goodwill of AEMI for impairment at December 31, 2005, 2004 and 2003 using the present value of future cash flow valuation method and found that no adjustment for the value of goodwill was necessary.

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

Research and Development

     Internally funded research and development costs are charged to operations as incurred. Included in cost of revenues are customer-funded research and development costs of approximately $145, $80, and $280 for the years ended December 31, 2005, 2004, and 2003, respectively.

Concentrations of Credit Risk and Significant Customers

     Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of cash and accounts receivable. To reduce credit risk relating to the Company's sales in the U.S. and overseas, the Company performs ongoing credit evaluations of its commercial customers'

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

financial condition, but generally does not require collateral for government and domestic commercial customers. For certain foreign commercial customers, the Company generally requires irrevocable letters of credit in the amount of the total contract. At December 31, 2005, there was one bank guarantee in place for a foreign customer. For the year ended December 31, 2005 no customer accounted for over 10% of the Company's revenue while for the years ended December 31, 2004 and 2003 one customer accounted for 16% and 11% of the Company's revenues. The Company does not anticipate credit risk in connection with its concentration of cash.

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

     For the years ended December 31, 2005, and 2004, approximately 23% and 19%, respectively, of the Company's revenue was billed in currencies other than the U.S. dollar. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been U.S. dollar denominated transactions.

Income (Loss) Per Share

     Basic income (loss) per share is calculated by dividing the net income
(loss) by the weighted average common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options is not included in 2005, 2004, and 2003 as inclusion of such options is anti-dilutive.

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

     Effective 2006, FAS 123R supersedes APB 25 (see impact of Recent Accounting Pronouncements below).

Fair Value of Financial Instruments

     Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities.

Impact of Recent Accounting Pronouncements

     In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, "Accounting Changes and Corrections - A Replacement of APB No. 29 and FASB No. 3." The statement changes the requirements for the accounting for and reporting of a change in accounting principles. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions those provisions should be followed.

     Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

     The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.

     In December 2004, the FASB issued a revision of ASB Statement No. 123, "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees", and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity investments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting transactions in which an entity obtains employee services in share-based payment transactions. This statement requires

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

all share based payments to employees including grants of employee stock options, to be recognized in the financial statements. The proforma disclosures previously permitted will no longer be an alternative to financial statement recognition. For public entities that file as small business issuers, this statement is effective as of the beginning of the first interim period or annual reporting period that begins after December 31, 2005. We will adopt this new standard effective for the first quarter of 2006. Future compensation expense may be impacted by various factors including the number of options granted and their related fair value at the date of grant.

     In December, 2004, the FASB issued Statement No. 153 "Exchange of Nonmonetary Assets - an amendment to APB Opinion No. 29". The guidance in APB No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for the nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not believe the adoption of this statement will have any material effect on the Company.

     In November, 2004, the FASB issued Statement No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any material effect on the Company.

2. INVENTORY

Inventory consists of the following:

                         DECEMBER 31,
                       ---------------
                        2005     2004
                       ------   ------
Work-in-process        $1,304   $1,460
Parts and components    1,047      805
                       ------   ------
                       $2,351   $2,265
                       ======   ======

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                  DECEMBER 31,
                                ---------------
                                 2005     2004
                                ------   ------
Lab and computer equipment      $2,308   $2,292
Office equipment                   943      963
Transportation equipment           458      396
Furniture and fixtures              15       15
Leasehold improvements             294      290
                                ------   ------
                                 4,018    3,956
Less accumulated depreciation    2,889    2,580
                                ------   ------
Property and equipment, net     $1,129   $1,376
                                ======   ======

4. ACCRUED EXPENSES

Accrued expenses consists of the following:

                                 DECEMBER 31,
                               ---------------
                                2005     2004
                               ------   ------
Accrued contract costs         $  209   $  602
Accrued compensation            1,257    1,038
Accrued commissions               235      206
Accrued royalties                  59       87
Accrued warranty                  319      413
Accrued DTC settlement costs       67      100
Other accruals                    244      228
                               ------   ------
                               $2,390   $2,674
                               ======   ======

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. RELATED PARTY TRANSACTIONS

     Engineering and the Parent have an agreement, whereby Engineering purchases from the Parent electrical and mechanical production services. In addition, the Parent provides other administrative services, including but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support. Engineering pays the Parent for these services based upon a rate of cost of production services plus 20%. Engineering is leasing office space from the Parent on an annual basis, for a rental of $71 per year. These agreements are to be evaluated on an annual basis, and are intended to be at market value.

     The Company was charged $200, $266 and $245 in 2005, 2004 and 2003, respectively, by the Parent for administrative services. Ze'ev Stein Properties, Ltd, an Israeli corporation wholly-owned by the Company's Chairman of the Board, charged $178 and $185 to the Company under a management services agreement in 2005 and 2004, respectively.

     Included in cost of revenues for the years ended December 31, 2005, 2004 and 2003 are approximately $1,069, $1,414, and $1,212, respectively, relating to the production services provided by the Parent.

6. COMMITMENTS AND CONTINGENCIES

     The Company leases its operating facilities and certain equipment under noncancelable operating lease agreements which expire in various years through 2012. Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $559, $567, and $609, respectively. Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows at December 31, 2005: $459 in 2006; $447 in 2007; $302 in 2008; $177
in 2009; $177 in 2010, and $221 thereafter.

     As a result of the Company's Consent Agreement with the Office of Defense Trade Controls Compliance, Director of Defense Trade Controls, (DDTC), which settled its statutory debarment prohibiting direct and indirect exports of International Trade in Arms Regulations products, the Company has agreed to pay a penalty of $100 in three equal annual installments. In 2005 the Company made a $33 payment. The remaining $66 has been accrued. In addition, the Company was assessed a penalty of $200 for remedial compliance costs to be incurred by the Company over the three years of the consent agreement.

     At December 31, 2005, the Company has outstanding letters of credit totaling $654, and an outstanding line of credit of $313.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the years ended December 31, 2005, 2004, and 2003:

                                              North
                                             America   Europe    Asia     Total
                                             -------   ------   ------   -------
2005
   Sales to unaffiliated customers           $13,767   $2,980   $6,158   $22,905
   Cost of Sales to unaffiliated customers     9,361    2,176    4,003    15,540
                                             -------   ------   ------   -------
   Gross profit unaffiliated customers       $ 4,406   $  804   $2,155   $ 7,365
                                             =======   ======   ======   =======
   Net property and equipment                $   533   $  596   $   --   $ 1,129
                                             =======   ======   ======   =======
   Total assets                              $ 9,054   $5,660   $   --   $14,714
                                             =======   ======   ======   =======

2004
   Sales to unaffiliated customers           $12,428   $4,010   $4,747   $21,185
   Cost of Sales to unaffiliated customers     8,317    2,370    2,880    13,567
                                             -------   ------   ------   -------
   Gross profit unaffiliated customers       $ 4,111   $1,640   $1,867   $ 7,618
                                             =======   ======   ======   =======
   Net property and equipment                $   603   $  773   $   --   $ 1,376
                                             =======   ======   ======   =======
   Total assets                              $ 6,973   $6,143   $   --   $13,116
                                             =======   ======   ======   =======

2003
   Sales to unaffiliated customers           $ 7,630   $2,595   $5,741   $15,966
   Cost of Sales to unaffiliated customers     5,226    2,067    3,389    10,682
                                             -------   ------   ------   -------
   Gross profit unaffiliated customers       $ 2,404   $  528   $2,352   $ 5,284
                                             =======   ======   ======   =======
   Net property and equipment                $   548   $  853   $   --   $ 1,401
                                             =======   ======   ======   =======
      Total assets                           $ 5,730   $5,530   $   --   $11,260
                                             =======   ======   ======   =======

     In table above "North America" includes all domestic operations, and "Europe" includes subsidiaries in Germany and Israel.

8. Income Taxes

     Pretax income (loss) for the years ended December 31 was taxed in the following jurisdictions:

           2005   2004     2003
           ----   ----   -------
Domestic   $360   $778   $  (831)
Foreign      14    205      (370)
           ----   ----   -------
           $374   $983   $(1,201)
           ====   ====   =======

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. INCOME TAXES (CONTINUED)

     The tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities consist of the following:

                                                    DECEMBER 31,
                                                 -----------------
                                                   2005      2004
                                                 -------   -------
Deferred tax assets:
   Net operating loss and credit carryforwards   $ 1,883   $ 2,566
   Long-term contracts                               735       189
   Accrued compensation                               69        55
   Foreign and reserves, including German
      net operating loss carryforwards               935     1,033
   Goodwill                                           45        62
                                                 -------   -------
Total deferred tax assets                          3,667     3,905

Deferred tax liabilities:
   Purchase accounting basis differences            (124)     (124)
                                                 -------   -------
Net deferred tax asset                             3,543     3,781
Valuation allowance                               (2,756)   (3,455)
                                                 -------   -------
Net deferred tax asset                           $   787   $   326
                                                 =======   =======

     As of December 31, 2005, the Company has net operating loss carryforwards of approximately $5,490 for federal income tax purposes which expire through 2023. The Company also has a German net operating loss carryforward of approximately $1,814 which will be available indefinitely.

     As of December 31, 2005, the Company has net operating loss carryforwards of approximately $283 and tax credits of approximately $114, which the Company acquired in its acquisition of Flam & Russell, Inc. The tax benefit of these losses and credits may be limited both in time and amount due to limitations imposed by Section 382 of the Internal Revenue Code. These net operating loss and credit carryforwards expire during various dates through 2009.

     The Company decreased its valuation allowance on its deferred tax asset $699 during 2005 as a result of the Company reporting taxable income during 2005 and 2004 and projected future taxable income. At December 31, 2005 the valuation allowance totals $2,756. Management has determined to maintain a valuation allowance due to the uncertainty with regard to the Company's ability to continue to generate sufficient taxable income in the U.S. and Germany in the future to realize this deferred tax asset.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. INCOME TAXES (CONTINUED)

The components of income tax expense (benefit) are as follows:

                                         YEAR ENDED
                                         DECEMBER 31,
                                     -------------------
                                      2005   2004   2003
                                     -----   ----   ----
Current:
   Federal                           $  99   $ --   $ 26
   Foreign                              63     61    166
                                     -----   ----   ----
                                       162     61    192
                                     -----   ----   ----

Deferred:
   Federal                            (450)    --     --
   State                                --     --     --
   Foreign                              44    (30)   (58)
                                     -----   ----   ----
                                      (406)   (30)   (58)
                                     -----   ----   ----
Total income tax (benefit) expense   $(244)  $ 31   $134
                                     =====   ====   ====

     A reconciliation of income tax expense at the U.S. Federal statutory tax rate and the actual income tax expense is as follows:

                                                  YEAR ENDED
                                                  DECEMBER 31,
                                             ---------------------
                                              2005    2004    2003
                                             -----   -----   -----
Statutory U.S. Federal rate                  $ 125   $ 334   $(408)
Utilization of loss carryforwards               --    (115)     --
Book/tax differences                           325    (150)     97
Increase (decrease) in valuation allowance    (699)    (41)    424
Foreign rate difference                         --       2      60
Other, net                                       5       1     (39)
                                             -----   -----   -----
                                             $(244)  $  31   $ 134
                                             =====   =====   =====

9. RESEARCH AND DEVELOPMENT

     Under the terms of the Chief Scientist grant, the Company is obligated to pay royalties at a rate of 2% of revenues generated from the sale of certain products up to the amount of the grant. For the years ended December 31, 2005, 2004, and 2003, royalties under this program were approximately $10, $56 and $60, respectively. At December 31, 2005 the Company had an outstanding contingent obligation to the Chief Scientist of $59. Such contingent obligation is payable in future periods based upon annual sales of products developed under the grants.

                                ORBIT / FR, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. RETIREMENT PLANS

     The Company has retirement plans which cover substantially all employees who have attained the age of 21 and have completed 3 months of service. Eligible employees make voluntary contributions to the plans up to specified percentages of their annual compensation as defined in the plans. Under the plans, the Company makes discretionary matching contributions determinable each plan year and additional contributions based on annual eligible compensation for each participant. The plans are funded on a current basis. For the years ended December 31, 2005, 2004 and 2003, the Company's contributions to the plans were $27, $72 and $71, respectively.

11. LONG-TERM CONTRACTS

     Long-term contracts in process accounted for using the percentage-of-completion method are as follows:

                                                       DECEMBER 31,
                                                    -----------------
                                                      2005      2004
                                                    -------   -------
Accumulated expenditures on uncompleted contracts   $ 8,410   $ 9,578
Estimated earnings thereon                            2,290     2,477
                                                    -------   -------
                                                     10,700    12,055
Less: applicable progress billings                   12,461    13,141
                                                    -------   -------
   Total                                            $(1,761)  $(1,086)
                                                    =======   =======

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted
   contracts in excess of billings               $   936   $   659
Billings on uncompleted contracts in excess of
   costs and estimated earnings                   (2,697)   (1,745)
                                                 -------   -------
                                                 $(1,761)  $(1,086)
                                                 =======   =======

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

     Effective December 31, 2005, the Board of Directors approved acceleration of the vesting of all outstanding unvested options so that all such options shall be deemed fully vested as of that date.

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12. STOCK OPTION PLAN (CONTINUED)

     Detail information concerning the Incentive Plan is as follows at December 31:

                                          2005                  2004                 2003
                                   ------------------   -------------------   ------------------
                                             Weighted              Weighted             Weighted
                                              Average               Average              Average
                                             Exercise              Exercise             Exercise
                                   Options     Price     Options     Price    Options     Price
                                   -------   --------   --------   --------   -------   --------
Options Authorized                 800,000               800,000              800,000
                                   =======              ========              =======
Outstanding, beginning of year     647,200     $2.93     717,350     $3.26    743,850     $3.30
Options granted                     39,500      3.00      60,000      1.35         --
Options forfeited                   (4,000)     3.00    (130,150)     3.78    (26,500)     4.10
                                   -------     -----    --------     -----    -------     -----
Options outstanding, end of year   682,700     $2.95     647,200     $2.93    717,350     $3.23
                                   =======     =====    ========     =====    =======     =====
Options exercisable, end of year   682,700     $2.95     480,975     $3.10    491,588     $3.26
                                   =======     =====    ========     =====    =======     =====

                                          2005          2004         2003
                                      -----------   -----------   ----------
Weighted average remaining
   contractual life (years)                  4.76          5.43         6.07
                                      ===========   ===========   ==========
Weighted average fair
   value of options granted
   at market value                    $        --   $        --   $       --
                                      ===========   ===========   ==========
Range of exercise prices per share,
  options outstanding                 $1.35-$6.63   $1.35-$6.63   $3.00-6.63
                                      ===========   ===========   ==========

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

     Pro-forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for stock options under the fair value method of SFAS 123. The fair value for the Company's stock options granted is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003; risk-free interest rate of 5.5%; no expected dividend payments; volatility factor of the expected price of the Company's common stock, based on historical volatility, of 101.0%; and a weighted-average expected life of the option of 7 years.

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

     For purposes of pro-forma disclosure under FASB 123, the estimated fair value of the Company's options is amortized over the options vesting period. The Company's pro-forma information is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                       2005    2004     2003
                                                      -----   -----   -------
Net income (loss) as reported under APB 25            $ 618   $ 952   $(1,335)
Stock option expense per FASB 123                      (141)    (59)     (167)
                                                      -----   -----   -------
Pro-forma net income (loss)                           $ 477   $ 893   $(1,502)
                                                      =====   =====   =======
Pro-forma basic and diluted income (loss) per share   $0.08   $0.15   $ (0.25)
                                                      =====   =====   =======

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

                                ORBIT / FR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. STOCKHOLDERS' EQUITY (CONTINUED)

Treasury Stock

     On June 24, 1998, the Company's Board approved the repurchase of up to 300,000 shares of its stock. The Company repurchased 82,900 shares for $243 as of December 31, 2005. The treasury shares have been recorded at cost.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data is as follows:

                                                    Quarter Ended
                                       ---------------------------------------
                                       March 31   June 30   Sept. 30   Dec. 31
                                         2005       2005      2005       2005
                                       --------   -------   --------   -------
Contract revenues                       $6,213    $5,331     $4,926     $6,435
Gross profit                             1,924     1,604      1,719      2,118
Net income (loss)                          142       (48)       (26)       550
Income per share - basic and diluted      0.02     (0.01)     (0.00)      0.09

                                                    Quarter Ended
                                       ---------------------------------------
                                       March 31   June 30   Sept. 30   Dec. 31
                                         2004       2004      2004       2004
                                       --------   -------   --------   -------
Contract revenues                       $4,624     $5,468    $4,977     $6,116
Gross profit                             1,564      2,039     1,864      2,151
Net income                                  13        407       427        105
Income per share - basic and diluted      0.00       0.07      0.07       0.02

Schedule II - Valuation and Qualifying Accounts
ORBIT/FR, Inc. and Subsidiaries
December 31, 2005

                                     Balance at   Charged to                Balance at
                                      Beginning    Costs and                  End of
                                      of period    Expenses    Deductions     period
                                     ----------   ----------   ----------   ----------
Year ended December 31, 2005
   Allowance for doubtful accounts    $166,376     $ 30,581     $ 28,581     $168,376
Year ended December 31, 2004
   Allowance for doubtful accounts     187,426      180,988      202,038      166,376
Year ended December 31, 2003
   Allowance for doubtful accounts    $254,047     $ 72,828     $139,449     $187,426