Form 10-Q
period 2006-03-31
ORBIT FR INC
filed 2006-05-15
CIK 1037115

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filed and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     There were 6,084,473 shares of common stock, $.01 par value, outstanding as of May 15, 2006.

================================================================================

                                 ORBIT/FR, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets--March 31, 2006
               (Unaudited) and December 31, 2005....................        4

            Consolidated Statements of Operations-- Three
               months ended March 31, 2006 and 2005
               (Unaudited)..........................................        5

            Consolidated Statements of Cash Flows-- Three
               months ended March 31, 2006 and 2005
               (Unaudited)..........................................        6

            Notes to Consolidated Financial Statements
               (Unaudited)..........................................        7

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................       11

   Item 3.  Quantitative and Qualitative Disclosure of Market
               Risk.................................................       13

   Item 4   Controls and procedures.................................       13

PART II. Other Information

   Item 1.  Legal Proceedings.......................................       14

   Item 1A. Risk Factors............................................       14

   Item 2.  Changes in Securities, Use of Proceeds and Issuer
               Purchases of Equity Securities.......................       14

   Item 3.  Defaults upon Senior Securities.........................       14

   Item 4.  Submission of Matters to a Vote of Security
               Holders..............................................       14

   Item 5.  Other Information.......................................       14

   Item 6.  Exhibits and Reports on Form 8-K........................       14

Signatures..........................................................       15

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                        MARCH 31,   DECEMBER
                                                           2006     31, 2005
                                                        ---------   --------
                                                        UNAUDITED
                        ASSETS
Current assets:
   Cash and cash equivalents                            $ 3,704      $ 3,188
   Accounts receivable, less allowance of $168
      in 2005 and 2004                                    5,015        4,812
   Inventory                                              2,376        2,351
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                              864          936
   Income tax refunds receivable                            481          422
   Deferred income taxes                                    265          302
   Other                                                    160          400
                                                        -------      -------
Total current assets                                     12,865       12,411
Property and equipment, net                               1,249        1,129
Deferred income taxes                                       611          610
Cost in excess of net assets acquired                       381          381
                                                        -------      -------
Total assets                                            $15,106      $14,531
                                                        =======      =======
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $ 1,753      $ 1,324
   Accounts payable--Parent                                 543          462
   Accrued expenses                                       2,552        2,390
   Customer advances                                      1,652          776
   Income taxes payable                                      81           39
   Billings in excess of costs and estimated earnings
      on uncompleted contracts                            1,393        2,697
   Deferred income taxes                                    125          125
                                                        -------      -------
Total liabilities, all current                            8,099        7,813
                                                        -------      -------
Stockholders' equity:
   Preferred stock: $.01 par value:
      Authorized shares--2,000,000
      Issued and outstanding shares--none                    --           --
   Common stock: $.01 par value:
      Authorized shares--10,000,000
      Issued shares--6,084,473                               61           61
   Additional paid-in capital                            15,173       15,173
   Accumulated deficit                                   (7,984)      (8,273)
   Treasury stock--82,900 shares                           (243)        (243)
                                                        -------      -------
Total stockholders' equity                                7,007        6,718
                                                        -------      -------
Total liabilities and stockholders' equity              $15,106      $14,531
                                                        =======      =======

                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                   -----------------------
                                                      2006         2005
                                                   ----------   ----------
Contract revenues                                  $    7,529   $    6,213
Cost of revenues                                        5,218        4,289
                                                   ----------   ----------
Gross profit                                            2,311        1,924
                                                   ----------   ----------
Operating expenses:
   General and administrative                             773          617
   Sales and marketing                                    771          916
   Research and development                               410          239
                                                   ----------   ----------
Total operating expenses                                1,954        1,772
                                                   ----------   ----------
Operating income                                          357          152
Other income, net                                          45            9
                                                   ----------   ----------
Income before income taxes                                402          161
Income tax expense                                        113           19
                                                   ----------   ----------
Net income                                         $      289   $      142
                                                   ==========   ==========
Basic and diluted net income per share             $     0.05   $     0.02
                                                   ==========   ==========
Weighted average number  common shares - basic      6,001,573    6,001,573
                                                   ==========   ==========
Weighted average number  common shares - diluted    6,012,673    6,001,573
                                                   ==========   ==========

                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                         THREE MONTHS
                                                             ENDED
                                                           MARCH 31,
                                                       ----------------
                                                         2006     2005
                                                       -------   ------
Cash flows from operating activities:
Net income                                             $   289   $  142
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation                                             83      120
   Deferred income tax benefit (expense)                    36       (1)
   Changes in operating assets and liabilities:
      Accounts receivable                                 (203)    (243)
      Inventory                                            (25)    (253)
      Costs and estimated earnings in excess of
         billings on uncompleted contracts                  72     (790)
      Income tax refunds receivable                        (59)     (19)
      Other assets                                         240      232
      Accounts payable and accrued expenses                591      491
      Accounts payable--Parent                              81      (50)
      Income taxes payable                                  42      (20)
      Customer advances                                    876       76
      Billings in excess of costs and estimated
         earnings on uncompleted contracts              (1,304)    (429)
                                                       -------   ------
Net cash provided by (used in) operating activities        719     (744)
                                                       -------   ------
Cash flows from investing activities:
   Purchase of property and equipment                     (203)     (61)
                                                       -------   ------
Net cash used in investing activities                     (203)     (61)
                                                       -------   ------
Net increase (decrease) in cash and cash equivalents       516     (805)
Cash and cash equivalents at beginning of period         3,188    2,814
                                                       -------   ------
Cash and cash equivalents at end of period             $ 3,704   $2,009
                                                       =======   ======
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes           $    93   $   81
                                                       =======   ======

                             See accompanying notes.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.   OWNERSHIP AND BASIS OF PRESENTATION

     ORBIT/FR, Inc. (the "Company"), was incorporated in Delaware on December 9, 1996, as a wholly owned subsidiary of Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation (hereinafter referred to as the "Parent"). The Company develops, markets, and supports sophisticated automated microwave test and measurement systems for the wireless communications, satellite, automotive, aerospace/defense and electromagnetic compatibility (EMC) industries, and manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems. ORBIT/FR, Inc., a holding company, supports its world wide customers through its subsidiaries ORBIT/FR Engineering, LTD (hereinafter referred to as "Engineering", Israel), ORBIT/FR Europe (Germany), Advanced Electromagnetics, Inc. ("AEMI", San Diego, CA), and Orbit Advanced Technologies, Inc. and Flam and Russell, Inc, (Horsham, PA). The Company sells its products to customers throughout Asia, Europe, Israel, and North and South America.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

     The accompanying unaudited consolidated financial statements for the three months ended March 31, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Form 10-K for the year ended December 31, 2005, filed on March 29, 2006 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2005.

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

Adoption of New Standard

     Through December 31, 2005, the Company followed the provision of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" for its stock based compensation. Effective January 1, 2006, the Company adopted the provision for FASB Statement No. 123(R), "Share

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Based Payment", which supersedes APB No. 25. Since all options granted as of December 31, 2005 were fully vested and there were no options granted during the three months ended March 31, 2006, the Company did not recognize compensation expense due to options in the financial statements during the three months ended March 31, 2006.

Net Income Per Share

     Basic income per share is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted income per share is calculated by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three months ended March 31, 2005 because the effect of those securities is antidilutive.

3.   INVENTORY

Inventory consists of the following:

                         MARCH 31,   DECEMBER 31,
                           2006          2005
                       -----------   ------------
                       (UNAUDITED)
Work-in-process           $  998        $1,304
Parts and components       1,378         1,047
                          ------        ------
                          $2,376        $2,351
                          ======        ======

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                 MARCH 31,    DECEMBER 31,
                                    2006          2005
                                -----------   ------------
                                (UNAUDITED)
Lab and computer equipment         $2,405        $2,308
Office equipment                      932           943
Transportation equipment              458           458
Furniture and fixtures                 15            15
Leasehold improvements                332           294
                                   ------        ------
                                    4,142         4,018
Less accumulated depreciation       2,893         2,889
                                   ------        ------
Property and equipment, net        $1,249        $1,129
                                   ======        ======

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5.   ACCRUED EXPENSES

Accrued expenses consists of the following:

                                MARCH 31,    DECEMBER 31,
                                   2006          2005
                               -----------   ------------
                               (UNAUDITED)
Accrued contract costs            $  279        $  209
Accrued compensation               1,332         1,257
Accrued commissions                  191           235
Accrued royalties                     53            59
Accrued warranty                     320           319
Accrued DTC settlement costs          67            67
Other accruals                       310           244
                                  ------        ------
                                  $2,552        $2,390
                                  ======        ======

6.   LONG-TERM CONTRACTS

                                                     MARCH 31,    DECEMBER 31,
                                                        2006          2005
                                                    -----------   ------------
                                                    (UNAUDITED)
Accumulated expenditures on uncompleted contracts     $10,165       $ 8,410
Estimated earnings thereon                              2,465         2,290
                                                      -------       -------
                                                       12,630        10,700
Less: applicable progress billings                     13,159        12,461
                                                      -------       -------
   Total                                              $  (529)      $(1,761)
                                                      =======       =======

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted
   contracts in excess of billings                    $   864       $   936
Billings on uncompleted contracts in excess of
   costs and estimated earnings                        (1,393)       (2,697)
                                                      -------       -------
                                                      $  (529)      $(1,761)
                                                      =======       =======

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

8.   SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three months ended March 31, 2006 and 2005.

Three months ended March 31, 2006          North America   Europe    Asia     Total
---------------------------------          -------------   ------   ------   ------
Sales to unaffiliated customers                $4,001      $1,541   $1,987   $7,529
Cost of sales to unaffiliated customers         2,512       1,455    1,251    5,218
                                               ------      ------   ------   ------
Gross profit from unaffiliated customers       $1,489      $   86   $  736   $2,311
                                               ======      ======   ======   ======

Three months ended March 31, 2005          North America   Europe    Asia     Total
---------------------------------          -------------   ------   ------   ------
Sales to unaffiliated customers                $3,918       $626    $1,669   $6,213
Cost of sales to unaffiliated customers         2,666        390     1,233    4,289
                                               ------       ----    ------   ------
Gross profit from unaffiliated customers       $1,252       $236    $  436   $1,924
                                               ======       ====    ======   ======

     In table above "North America" includes all United States operations, and "Europe" includes subsidiaries in Germany and Israel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Certain information contained in this Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission including in Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

                              THREE-MONTHS
                                 ENDED
                               MARCH 31,
                             -------------
                              2006    2005
                             -----   -----
                              (UNAUDITED)
Revenues                     100.0%  100.0%
Gross profit                  30.7    31.0
General and administrative    10.3     9.9
Sales and marketing           10.2    14.7
Research and development       5.5     3.8
Operating income               4.7     2.4
Income before income
   tax expense                 5.3     2.6
Net income                     3.8     2.3

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005.

     Revenues. Revenues for the three months ended March 31, 2006 were approximately $7.5 million compared to approximately $6.2 million for the three months ended March 31, 2005, an increase of approximately $1.3 million. Revenues from the defense, wireless, automotive and university markets increased approximately $1.7 million, $116,000, $95,000 and $20,000, respectively, while revenues from the satellite and EMC markets decreased approximately $596,000 and $42,000, respectively. Geographically, revenues from Europe, Asia and North America increased approximately $915,000, $319,000, and $82,000 respectively. The increased revenues are largely a result of significant completion of large European defense contracts.

     Cost of revenues. Cost of revenues for the three months ended March 31, 2006 were approximately $5.2 million compared to approximately $4.3 million for the three months ended March 31, 2005. Gross margins remained stable at approximately 31% for both periods.

     General and administrative expenses. General and administrative expenses for the three months ended March 31, 2006 were $773,000 compared to $617,000 for the three months ended March 31, 2005, an increase of approximately $156,000 or 25%. As a percentage of revenues, general and administrative expenses increased to 10.3% for the three months ended March 31, 2006 from 9.9% for the three months ended March 31, 2005.

     Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2006 were $771,000 compared to $916,000 for the three months ended March 31, 2005, a decrease of approximately $145,000 or 16%. The decreased sales and marketing expenses were largely due to the reorganization of its European and Asian sales and marketing operations. As a percentage of revenues, sales and marketing expenses decreased to 10.2% for the three months ended March 31, 2006, from 14.7% for the three months ended March 31, 2005.

     Research and development expenses. Research and development expenses for the three months ended March 31, 2006 were $410,000 compared to $239,000 for the three months ended March 31, 2005, an increase of approximately $171,000 or 72%. Increased 2006 costs are a result of product enhancements intended to improve performance, and the Company's production efficiency. As a percentage of revenues, research and development expenses increased to 5.5% for the three months ended March 31, 2006 from 3.8% for the three months ended March 31, 2005.

     Other income, net. Other income, net for the three months ended March 31, 2006 was approximately $45,000 compared to a $9,000 for the three months ended March 31, 2005, a difference of approximately $36,000. The Company recognizes interest income and expense and foreign currency translation gains and losses as other income.

     Income taxes. Income tax expense for the three months ended March 31, 2006 was $113,000 compared to $19,000 for the three months ended March 31, 2005, an increase of $94,000. The Company records income tax expense on profitable operations and income tax benefits on losses recorded by its foreign subsidiaries where applicable.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities during the three months ended March 31, 2006 was $719,000 compared to $744,000 used in operating activities during the three months ended March 31, 2005. The Company's net income, adjusted for non-cash items, provided $408,000 of operating cash, compared to $261,000 provided by operating activities during the three months ended March 31, 2005. Changes in the Company's operating assets and liabilities during the three months ended March 31, 2006 provided $311,000 in operating cash compared to $1.0 million used in the three months ended March 31, 2005.

     Net cash used in investing activities during the three months ended March 31, 2006 for the purchase of property and equipment was $203,000 compared to $61,000 during the three months ended March 31, 2005. The majority of the purchases of property and equipment during the three months ended March 31, 2006 related to upgrades to the Company's absorber manufacturing equipment.

     The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the three months ended March 31, 2006, approximately 78% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

     The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at March 31, 2006, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, these controls and procedures were effective.

b) Change in Internal Controls. There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company's fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not currently subject to any material legal proceedings and is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company's business, operating results, or financial condition.

ITEM 1A. RISK FACTORS

     In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2005 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2005 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED--NOT
APPLICABLE

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

                                        ORBIT/FR, INC.
                                        Registrant

Date: May 15, 2006


                                        /s/ Israel Adan
                                        ----------------------------------------
                                        President and Chief Executive Officer

Date: May 15, 2006


                                        /s/ Dave Lubbe
                                        ----------------------------------------
                                        Chief Financial Officer