Form 10-Q
period 2006-06-30
ORBIT FR INC
filed 2006-08-14
CIK 1037115

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or an accelerated filer or a non-accelerated filer. See definition of "accelerated filed and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     There were 6,084,473 shares of common stock, $.01 par value, outstanding as of August 14, 2006.

================================================================================

                                 ORBIT/FR, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets--June 30, 2006
               (Unaudited) and December 31, 2005 ....................       3

            Consolidated Statements of Operations--Three and six
               months ended June 30, 2006 and 2005 (Unaudited) ......       4

            Consolidated Statements of Cash Flows--Six months
               ended June 30, 2006 and 2005 (Unaudited) .............       5

            Notes to Consolidated Financial Statements
               (Unaudited) ..........................................       6

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations ..................      10

   Item 3.  Quantitative and Qualitative Disclosure of Market
               Risk .................................................      13

   Item 4   Controls and Procedures .................................      13

PART II. Other Information

   Item 1.  Legal Proceedings .......................................      14

   Item 1A. Risk Factors ............................................      14


   Item 2.  Unregistered Sales of Equity Securities and Use of
               Proceeds .............................................      14

   Item 3.  Defaults upon Senior Securities .........................      14

   Item 4.  Submission of Matters to a Vote of Security Holders .....      14

   Item 5.  Other Information .......................................      14

   Item 6.  Exhibits ................................................      14

Signatures ..........................................................      15

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                         JUNE, 30   DECEMBER 31,
                                                           2006         2005
                                                        ---------   ------------
                                                        UNAUDITED
                                     ASSETS

Current assets:
   Cash and cash equivalents                             $ 2,783      $ 3,188
   Accounts receivable, less allowance of $197 and
      $168 in 2006 and 2005, respectively                  5,552        4,812
   Inventory                                               2,623        2,351
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                             1,615          936
   Income tax refunds receivable                             354          422
   Deferred income taxes                                     275          302
   Other                                                     171          400
                                                         -------      -------
Total current assets                                      13,373       12,411

Property and equipment, net                                1,169        1,129
Deferred income taxes                                        625          610
Cost in excess of net assets acquired                        381          381
                                                         -------      -------
Total assets                                             $15,548      $14,531
                                                         =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $ 2,677      $ 1,324
   Accounts payable--Parent                                  585          462
   Accrued expenses                                        2,544        2,390
   Customer advances                                       1,460          776
   Income taxes payable                                       87           39
   Billings in excess of costs and estimated earnings
      on uncompleted contracts                               983        2,697
   Deferred income taxes                                     125          125
                                                         -------      -------
Total liabilities, all current                             8,461        7,813
                                                         -------      -------

Stockholders' equity:
   Preferred stock: $.01 par value:
      Authorized shares--2,000,000
      Issued and outstanding shares--none                     --           --
   Common stock: $.01 par value:
      Authorized shares--10,000,000
      Issued shares--6,084,473                                61           61
   Additional paid-in capital                             15,173       15,173
   Accumulated deficit                                    (7,904)      (8,273)
   Treasury stock--82,900 shares                            (243)        (243)
                                                         -------      -------
Total stockholders' equity                                 7,087        6,718
                                                         -------      -------
Total liabilities and stockholders' equity               $15,548      $14,531
                                                         =======      =======

                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                            ---------------------------   -------------------------
                                                 2006         2005            2006          2005
                                              ----------   ----------      ----------   -----------
Contract revenues                             $    7,280   $    5,331      $   14,809   $   11,544
Cost of revenues                                   5,382        3,727          10,601        8,016
                                              ----------   ----------      ----------   ----------
Gross profit                                       1,898        1,604           4,208        3,528
                                              ----------   ----------      ----------   ----------
Operating expenses:
   General and administrative                        749          541           1,522        1,158
   Sales and marketing                               722          764           1,493        1,680
   Research and development                          327          285             737          524
                                              ----------   ----------      ----------   ----------
Total operating expenses                           1,798        1,590           3,752        3,362
                                              ----------   ----------      ----------   ----------
Operating income                                     100           14             456          166
Other income (expense), net                            6          (22)             52          (13)
                                              ----------   ----------      ----------   ----------
Income (loss) before income taxes                    106           (8)            508          153
Income tax expense                                    27           40             139           59
                                              ----------   ----------      ----------   ----------
Net income (loss)                             $       79   $      (48)     $      369   $       94
                                              ==========   ==========      ==========   ==========
Basic and diluted income (loss) per share     $     0.01   $    (0.01)     $     0.06   $     0.02
                                              ==========   ==========      ==========   ==========
Weighted average number
   basic common shares                         6,001,573    6,001,573       6,001,573    6,001,573
                                              ==========   ==========      ==========   ==========
Weighted average number
   diluted common shares                       6,021,780    6,001,573       6,017,730    6,001,573
                                              ==========   ==========      ==========   ==========

                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                                2006      2005
                                                              -------   -------
Cash flows from operating activities:
Net income                                                    $   369   $    94
Adjustments to reconcile net income to net cash
   used in operating activities:
      Depreciation and amortization                               186       245
      Deferred income tax provision                                12       (54)
      Changes in operating assets and liabilities:
         Accounts receivable                                     (740)      127
         Inventory                                               (273)      (50)
         Costs and estimated earnings in excess of billings
            on uncompleted contracts                             (679)     (936)
         Income tax refunds receivable                             67      (128)
         Other current assets                                     228       226
         Accounts payable and accrued expenses                  1,508       (60)
         Accounts payable--Parent                                 122        12
         Customer advances                                        685       130
         Income taxes payable                                      48        23
         Billings in excess of costs and estimated earnings
            on uncompleted contracts                           (1,713)     (992)
                                                              -------   -------
Net cash used in operating activities                            (180)   (1,363)
                                                              -------   -------
Cash flows from investing activities:
      Purchase of property and equipment                         (226)     (118)
                                                              -------   -------
Net cash used in investing activities                            (226)     (118)
                                                              -------   -------
Net decrease in cash and cash equivalents                        (406)   (1,481)
Cash and cash equivalents at beginning of period                3,189     2,814
                                                              -------   -------
Cash and cash equivalents at end of period                    $ 2,783   $ 1,333
                                                              =======   =======
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes                  $   141   $   124
                                                              =======   =======

                             See accompanying notes.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

     The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Form 10-K for the year ended December 31, 2005 filed on March 29, 2006 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2005.

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

Adoption of New Standard

     Through December 31, 2005, the Company followed the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" for its stock based compensation. Effective January 1, 2006, the Company adopted the provision for FASB Statement No.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

123(R), "Share Based Payment", which supersedes APB No. 25. Since all options granted as of December 31, 2005 were fully vested and there were no options granted during the three and six months ended June 30, 2006, the Company did not recognize compensation expense due to options in the financial statements during the three and six months ended June 30, 2006.

Net Income (Loss) Per Share

     Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted income
(loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three and six months ended June 30, 2006 and 2005 because the effect of those securities is antidilutive.

3. INVENTORY

Inventory consists of the following:

                         JUNE 30,    DECEMBER 31,
                           2006          2005
                       -----------   ------------
                       (UNAUDITED)
Work-in-process           $  982        $1,304
Parts and components       1,641         1,047
                          ------        ------
                          $2,623        $2,351
                          ======        ======

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                              JUNE 30,    DECEMBER 31,
                                                2006          2005
                                            -----------   ------------
                                            (UNAUDITED)
Manufacturing, lab and computer equipment      $2,486        $2,308
Office equipment                                  960           943
Transportation equipment                          187           458
Furniture and fixtures                             11            15
Leasehold improvements                            335           294
                                               ------        ------
                                                3,979         4,018
Less accumulated depreciation                   2,810         2,889
                                               ------        ------
Property and equipment, net                    $1,169        $1,129
                                               ======        ======

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. ACCRUED EXPENSES

Accrued expenses consists of the following:

                                 JUNE 30,    DECEMBER 31,
                                   2006          2005
                               -----------   ------------
                               (UNAUDITED)
Accrued contract costs            $  175        $  209
Accrued compensation               1,409         1,257
Accrued commissions                  203           235
Accrued royalties                     53            59
Accrued warranty                     324           319
Accrued DTC settlement costs          67            67
Other accruals                       313           244
                                  ------        ------
                                  $2,544        $2,390
                                  ======        ======

6. LONG-TERM CONTRACTS

                                                      JUNE 30,    DECEMBER 31,
                                                        2006          2005
                                                    -----------   ------------
                                                    (UNAUDITED)
Accumulated expenditures on uncompleted contracts     $10,890       $ 8,410
Estimated earnings thereon                              2,395         2,290
                                                      -------       -------
                                                       13,285        10,700
Less: applicable progress billings                     12,653        12,461
                                                      -------       -------
   Total                                              $   632       $(1,761)
                                                      =======       =======

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted
   contracts in excess of billings               $1,615   $   936
Billings on uncompleted contracts in excess of
   costs and estimated earnings                    (983)   (2,697)
                                                 ------   -------
                                                 $  632   $(1,761)
                                                 ======   =======

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

8. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three and six months ended June 30, 2006 and 2005.

Three months ended June 30, 2006             North America   Europe    Asia     Total
--------------------------------             -------------   ------   ------   ------
   Sales to unaffiliated customers               $3,178      $2,919   $1,183   $7,280
   Cost of sales to unaffiliated customers        2,105       2,455      822    5,382
                                                 ------      ------   ------   ------
   Gross profit unaffiliated customers           $1,073      $  464   $  361   $1,898
                                                 ======      ======   ======   ======

Three months ended June 30, 2005             North America   Europe    Asia     Total
--------------------------------             -------------   ------   ------   ------
   Sales to unaffiliated customers               $3,421       $816    $1,094   $5,331
   Cost of sales to unaffiliated customers        2,568        548       611    3,727
                                                 ------       ----    ------   ------
   Gross profit unaffiliated customers           $  853       $268    $  483   $1,604
                                                 ======       ====    ======   ======

Six months ended June 30, 2006               North America   Europe    Asia     Total
------------------------------               -------------   ------   ------   -------
   Sales to unaffiliated customers               $7,180      $4,459   $3,170   $14,809
   Cost of sales to unaffiliated customers        4,617       3,910    2,074    10,601
                                                 ------      ------   ------   -------
   Gross profit unaffiliated customers           $2,563      $  549   $1,096   $ 4,208
                                                 ======      ======   ======   =======

Six months ended June 30, 2005               North America   Europe    Asia     Total
------------------------------               -------------   ------   ------   -------
   Sales to unaffiliated customers               $7,340      $1,441   $2,763   $11,544
   Cost of sales to unaffiliated customers        5,233         938    1,845     8,016
                                                 ------      ------   ------   -------
   Gross profit unaffiliated customers           $2,107      $  503   $  918   $ 3,528
                                                 ======      ======   ======   =======

     In table above "North America" includes all United States operations, and "Europe" includes subsidiaries in Germany and Israel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Certain information contained in this Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission including its Registration Statement on Form S-1 and in Item 1A "Risk Factors" its most recent Annual Report on Form 10-K, for the year ended December 31, 2005, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

                                    THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                    ---------------------------   -------------------------
                                            2006    2005                 2006    2005
                                           -----   -----                -----   -----
                                            (Unaudited)                  (Unaudited)
Revenues                                   100.0%  100.0%               100.0%  100.0%
Gross profit                                26.1    30.1                 28.4    30.6
General and administrative                  10.3    10.1                 10.3    10.0
Sales and marketing                          9.9    14.3                 10.1    14.6
Research and development                     4.5     5.3                  5.0     4.5
Operating income                             1.4     0.3                  3.1     1.4
Income (loss) before income taxes            1.5    (0.2)                 3.4     1.3
Net income (loss)                            1.1    (0.9)                 2.5     0.8

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005.

     Revenues. Revenues for the three months ended June 30, 2006 were approximately $7.3 million compared to approximately $5.3 million for the three months ended June 30, 2005, an increase of approximately $2.0 million or 37%. Revenues from the defense and university markets increased approximately $2.9 million and $66,000 respectively, while revenues from the wireless, satellite, automotive, and EMC markets decreased $484,000, $216,000, $156,000 and $130,000, respectively. Geographically, European and Asian revenues increased approximately $2.1 million and $88,000, respectively, while North America revenues decreased approximately $238,000 from prior year levels. Revenues recognized during the three months ended June 30, 2006 were most significantly impacted by extensive completion of the Company's largest European defense contract.

     Cost of revenues. Cost of revenues for the three months ended June 30, 2006 were approximately $5.4 million compared to approximately $3.7 million for the three months ended June 30, 2005, an increase of approximately $1.7 million or 44%. Gross margins decreased to 26% for the three months ended June 30, 2006 from 30% for the three months ended June 30, 2005. The decreased gross margins are the result of the Company's use of a major subcontractor on the Company's largest European defense contract.

     General and administrative expenses. General and administrative expenses for the three months ended June 30, 2006 were $749,000 compared to $541,000 for the three months ended June 30, 2005, an increase of approximately $208,000 or 38%. As a percentage of revenues, general and administrative expenses increased to 10.3% for the three months ended June 30, 2006 from 10.1% for the three months ended June 30, 2005. The increased general and administrative expenses were a result of the addition of management personnel at the Company's absorber manufacturing facility and increased compliance costs.

     Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2006 were $722,000 compared to $764,000 for the three months ended June 30, 2005, a decrease of approximately $42,000 or 5%. As a percentage of revenues, sales and marketing expenses decreased to 9.9% for the three months ended June 30, 2006, from 14.3% for the three months ended June 30, 2005. The decreased sales and marketing expenses were largely due to the reorganization of the Company's European and Asian sales and marketing operations.

     Research and development expenses. Research and development expenses for the three months ended June 30, 2006 were $327,000 compared to $285,000 for the three months ended June 30, 2005, an increase of approximately $42,000 or 15%. Increased 2006 costs are a result of new product development and enhancements intended to improve performance, and the Company's production efficiency. As a percentage of revenues, research and development expenses decreased to 4.5% for the three months ended June 30, 2006 from 5.3% for the three months ended June 30, 2005.

     Other income (expense), net. Other income, net, for the three months ended June 30, 2006 was approximately $6,000 compared to other expense, net, of $22,000 for the three months ended June 30, 2005, an increase of approximately $28,000. The Company recognizes interest income and expense and foreign currency translation gains and losses as other income (expense).

     Income taxes. Income tax expense for the three months ended June 30, 2006 was $27,000 compared to $40,000 for the three months ended June 30, 2005, a decrease in expense of $13,000. The Company records income tax expense on profitable operations and income tax benefits on losses.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005.

     Revenues. Revenues for the six months ended June 30, 2006 were approximately $14.8 million, compared to approximately $11.5 million for the six months ended June 30, 2005, an increase of approximately $3.3 million or 28%. Revenues from the defense, and university markets increased approximately $4.6 million, and $86,000 respectively, while revenues from the satellite, wireless, EMC and automotive markets decreased approximately $814,000, $368,000, $172,000 and $61,000, respectively. Geographically, revenues from Europe and Asia increased approximately $3.0 million and $407,000, respectively, while revenues from North America decreased approximately $160,000 from prior year levels. Revenues recognized during the six months ended June 30, 2006 were most significantly impacted by extensive completion of the Company's largest European defense contract in the six months ended June 30, 2006..

     Cost of revenues. Cost of revenues for the six months ended June 30, 2006 were approximately $10.6 million compared to approximately $8.0 million for the six months ended June 30, 2005, an increase of approximately $2.6 million or 32%. Gross margins decreased to 28% for the six months ended June 30,

2006 from 31% for the six months ended June 30, 2005. The decreased gross margins are the result of the Company's use of a major subcontractor on the Company's largest European defense contract in the six months ended June 30, 2006..

     General and administrative expenses. General and administrative expenses for the six months ended June 30, 2006 were approximately $1.5 million compared to approximately $1.2 million for the six months ended June 30, 2005, an increase of approximately $364,000 or 31%. As a percentage of revenues, general and administrative expenses increased to 10.3% for the six months ended June 30, 2006 from 10.0 % for the six months ended June 30, 2005. The increased general and administrative expenses were a result of the addition of senior management personnel, and increased compliance and information processing costs.

     Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2006 were approximately $1.5 million, compared to approximately $1.7 million for the six months ended June 30, 2005, an decrease of approximately $187,000 or 11.1%. As a percentage of revenues, sales and marketing expenses decreased to 10.1% for the six months ended June 30, 2006, from 14.6% for the six months ended June 30, 2005. The decreased sales and marketing expenses were largely due to the reorganization of the Company's European and Asian sales and marketing operations.

     Research and development expenses. Research and development expenses for the six months ended June 30, 2006 were $737,000 compared to $524,000 for the six months ended June 30, 2005, an increase of approximately $213,000 or 41%. Increased 2006 costs are a result of increased internal and subcontractor effort for product enhancements intended to improve performance, and the Company's production efficiency. As a percentage of revenues, research and development expenses increased to 5.0% for the six months ended June 30, 2006, from 4.5% for the six months ended June 30, 2005.

     Other income (expense) net, Other income, net for the six months ended June 30, 2006 was approximately $52,000 compared to an other expense, net of $13,000 for the six months ended June 30, 2005, a difference of approximately $65,000. The Company recognizes interest income and expense and foreign currency translation gains and losses as other income (loss).

     Income taxes. Income tax expense for the six months ended June 30, 2006 was $139,000 compared to $59,000 of income tax expense for the six months ended June 30, 2005. The Company records income tax expense on profitable operations and income tax benefits on losses.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities during the six months ended June 30, 2006 was approximately $180,000 compared to approximately $1.4 million used in operating activities during the six months ended June 30, 2005. The Company's net income, adjusted for non-cash items, provided $567,000 of operating cash, compared to $285,000 provided by operating activities during the six months ended June 30, 2005. Changes in the Company's operating assets and liabilities during the six months ended June 30, 2006 used $747,000 in operating cash compared to $1.6 million used during the six months ended June 30, 2005.

     Net cash used in investing activities during the six months ended June 30, 2006 for the purchase of property and equipment was approximately $226,000 compared to approximately $118,000 invested during the six months ended June 30, 2005. The Company's most significant investments in property and equipment during the six months ended June 30, 2006 related to upgrades to the Company's absorber manufacturing equipment.

     The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in

U.S. dollars. For the six months ended June 30, 2006, approximately 66% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

     The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at June 30, 2006, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer previously concluded that as of June 30, 2006, these controls and procedures were effective.

     (b) Change in Internal Control. There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company's fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                        ORBIT/FR, INC.
                                        Registrant


Date: August 14, 2006                   /s/  Israel Adan
                                        ----------------------------------------
                                        President and Chief Executive Officer


Date: August 14, 2006                   /s/  Dave Lubbe
                                        ----------------------------------------
                                        Chief Financial Officer