Form 10-Q
period 2006-09-30
ORBIT FR INC
filed 2006-11-14
CIK 1037115

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Large accelerated filer __    Accelerated filer ___    Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes     No  [X]

     There were 6,084,473 shares of common stock, $.01 par value, outstanding as of November 14, 2006.
================================================================================

                                 ORBIT/FR, INC.

                                      INDEX

                                                                                 PAGE NO.
                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements

                   Consolidated Balance Sheets--September 30, 2006
                    (Unaudited) and December 31, 2005............................... 3

                   Consolidated Statements of Operations-- Three and nine months ended September 30, 2006 and 2005 (Unaudited)................... 4

                   Consolidated Statements of Cash Flows-- Nine months
                    ended September 30, 2006 and 2005 (Unaudited)................... 5

                   Notes to Consolidated Financial Statements
                    (Unaudited)..................................................... 6

         Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.............................11

         Item 3.   Quantitative and Qualitative Disclosure of Market Risk...........14

         Item 4    Controls and Procedures..........................................14

PART II. Other Information

         Item 1.   Legal Proceedings................................................15

         Item 1A.  Risk Factors.....................................................15

         Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds  ....15

         Item 3.   Defaults upon Senior Securities..................................15

         Item 4.   Submission of Matters to a Vote of Security Holders..............15

         Item 5.   Other Information................................................15

         Item 6.   Exhibits.........................................................15

Signatures..........................................................................16

                                 ORBIT/FR, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                             SEPTEMBER, 30     DECEMBER 31,
                                                                 2006             2005
                                                               ---------       -----------
                                                               UNAUDITED
                                     ASSETS

Current assets:
   Cash and cash equivalents                                    $ 3,754         $ 3,188
   Accounts receivable, less allowance of $215 and
     $168 in 2006 and 2005, respectively                          4,517           4,812
   Inventory                                                      2,454           2,351
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                     2,222             936
   Income tax refunds receivable                                    397             422
   Deferred income taxes                                            273             302
   Other                                                            196             400
                                                                -------         -------
Total current assets                                             13,813          12,411

Property and equipment, net                                       1,181           1,129
Deferred income taxes                                               633             610
Cost in excess of net assets acquired                               381             381
                                                                -------         -------

Total assets                                                    $16,008         $14,531
                                                                =======         =======



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                             $ 2,249         $ 1,324
   Accounts payable--Parent                                         435             462
   Accrued expenses                                               3,284           2,390
   Customer advances                                                724             776
   Income taxes payable                                             102              39
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                     1,759           2,697
   Deferred income taxes                                            125             125
                                                                -------         -------
Total liabilities, all current                                    8,678           7,813
                                                                -------         -------

Stockholders' equity:
  Preferred stock: $.01 par value:
     Authorized shares--2,000,000
     Issued and outstanding shares--none                             --              --
  Common stock: $.01 par value:
     Authorized shares--10,000,000
     Issued shares--6,084,473                                        61              61
  Additional paid-in capital                                     15,173          15,173
  Accumulated deficit                                            (7,661)         (8,273)
  Treasury stock--82,900 shares                                    (243)           (243)
                                                                -------         -------
Total stockholders' equity                                        7,330           6,718
                                                                -------         -------

Total liabilities and stockholders' equity                      $16,008         $14,531
                                                                =======         =======


                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                           SEPTEMBER 30,                         SEPTEMBER 30,
                                                           -------------                         -------------
                                                        2006           2005                2006                2005
                                                     ----------     ----------          ----------          ----------
Contract revenues                                    $    6,964     $    4,926          $   21,773          $   16,470

Cost of revenues                                          4,843          3,207              15,444              11,223
                                                     ----------     ----------          ----------          ----------

Gross profit                                              2,121          1,719               6,329               5,247
                                                     ----------     ----------          ----------          ----------

Operating expenses:

   General and administrative                               653            635               2,175               1,793

   Sales and marketing                                      732            756               2,225               2,435

   Research and development                                 392            301               1,129                 826
                                                     ----------     ----------          ----------          ----------

Total operating expenses                                  1,777          1,692               5,529               5,054
                                                     ----------     ----------          ----------          ----------

Operating income                                            344             27                 800                 193

Other income (expense), net                                  (1)           (36)                 51                 (49)
                                                     ----------     ----------          ----------          ----------

Income (loss) before income tax

   expense                                                  343             (9)                851                 144

Income tax expense                                          100             17                 239                  76
                                                     ----------     ----------          ----------          ----------

Net income (loss)                                    $      243     $      (26)         $      612          $       68
                                                     ==========     ==========          ==========          ==========

Basic and diluted income (loss) per share            $     0.04     $    *              $     0.10          $     0.01
                                                     ==========     ==========          ==========          ==========

Weighted average number
  common shares - basic and diluted                   6,001,573      6,001,573           6,001,573           6,001,573
                                                     ==========     ==========          ==========          ==========

Weighted average number
  diluted common shares                               6,022,829      6,001,573           6,019,582           6,001,573
                                                     ==========     ==========          ==========          ==========

*  less than ($0.01) per share



                             See accompanying notes.

                                 ORBIT/FR, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                       -----------------------
                                                                        2006              2005
                                                                        ----              ----
Cash flows from operating activities:
Net income                                                            $   612          $    68
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation                                                            230              358
  Deferred income tax benefit                                               6              (37)
  Changes in operating assets and liabilities
     Accounts receivable                                                  295              426
     Inventory                                                           (103)            (360)
     Costs and estimated earnings in excess of billings
       on uncompleted contracts                                        (1,286)          (1,070)
     Income tax refunds receivable                                         25             (172)
     Other assets                                                         204             (283)
     Accounts payable and accrued expenses                              1,819              109
     Accounts payable--Parent                                             (27)            (156)
     Income taxes payable                                                  63               11
     Customer advances                                                    (52)              69
     Billings in excess of costs and estimated earnings
       on uncompleted contracts                                          (938)             203
                                                                      -------          -------

Net cash provided by (used in) operating activities                       848             (834)
                                                                      -------          -------

Cash flows from investing activities:
  Purchase of equipment                                                  (282)            (172)
                                                                      -------          -------

Net cash used in investing activities                                    (282)            (172)
                                                                      -------          -------

Cash flows from financing activities:
  Short-term bank loan                                                    250               --
  Repayment of short-term bank loan                                      (250)              --
                                                                      -------          -------

Net cash provided by financing activities                                  --               --
                                                                      -------          -------

Net increase (decrease) in cash and cash equivalents                      566           (1,006)
Cash and cash equivalents at beginning of year                          3,188            2,814
                                                                      -------          -------
Cash and cash equivalents at end of period                            $ 3,754          $ 1,808
                                                                      =======          =======

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes                          $   251          $   187
                                                                      =======          =======
Net cash received (paid) during the period for interest               $    35          $    --
                                                                      =======          =======


                             See accompanying notes.

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Interim Financial Information

     The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Form 10-K for the year ended December 31, 2005 filed on March 29, 2006 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2005.

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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Adoption of New Standard

     Through December 31, 2005, the Company followed the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" for its stock based compensation. Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123(R), "Share Based Payment", which supersedes APB No. 25. Since all options granted as of December 31, 2005 were fully vested and there were no options granted during the nine months ended September 30, 2006, the Company did not recognize compensation expense due to options in the financial statements during the three and nine months ended September 30, 2006.

  Net  Income  (Loss) Per Share

     Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted income
(loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three and nine months ended September 30, 2005 because the effect of those securities is antidilutive.

3. INVENTORY

   Inventory consists of the following:

                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                 2006                2005
                                                             -------------      -------------
                                                              (UNAUDITED)
   Work-in-process                                               $ 1,612           $1,304
   Parts and components                                              842            1,047
                                                                 -------           ------
                                                                 $ 2,454           $2,351
                                                                 =======           ======

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


4. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                       SEPTEMBER 30,      DECEMBER 31,
                                                           2006              2005
                                                       -------------      -------------
                                                       (UNAUDITED)
   Manufacturing, lab and computer equipment              $2,555             $2,308
   Office equipment                                          978                943
   Transportation equipment                                  194                458
   Furniture and fixtures                                     11                 15
   Leasehold improvements                                    335                294
                                                          ------             ------
                                                           4,073              4,018
   Less accumulated depreciation                           2,892              2,889
                                                          ------             ------

   Property and equipment, net                            $1,181             $1,129
                                                          ======             ======


5. ACCRUED EXPENSES

   Accrued expenses consists of the following:

                                                       SEPTEMBER 30,      DECEMBER 31,
                                                           2006              2005
                                                       -------------      -------------
                                                       (UNAUDITED)
   Accrued contract costs                                 $  848            $   209
   Accrued compensation                                    1,496              1,257
   Accrued commissions                                       160                235
   Accrued royalties                                          53                 59
   Accrued warranty                                          367                319
   Accrued DTC settlement costs                               33                 67
   Other accruals                                            327                244
                                                          ------             ------

                                                          $3,284            $ 2,390
                                                          ======             ======

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


6. LONG-TERM CONTRACTS


                                                       SEPTEMBER 30,      DECEMBER 31,
                                                           2006              2005
                                                       -------------      -------------
                                                       (UNAUDITED)

Accumulated expenditures on uncompleted contracts         $13,920            $  8,410
Estimated earnings thereon                                  3,396               2,290
                                                          -------            --------
                                                           17,316              10,700
Less: applicable progress billings                         16,853              12,461
                                                          -------            --------
   Total                                                  $   463            $ (1,761)
                                                          =======            ========

The long-term contracts are shown in the accompanying balance sheets as follows:


Costs and estimated earnings on uncompleted
  contracts in excess of billings                         $ 2,222        $   936
Billings on uncompleted contracts in excess of
  costs and estimated earnings                             (1,759)        (2,697)
                                                          --------       -------
                                                          $   463        $(1,761)
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

                                 ORBIT/FR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


8. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three and nine months ended September 30, 2006 and 2005.

Three months ended September 30, 2006                   North America         Europe            Asia             Total
-------------------------------------                   -------------         ------            ----             -----
     Sales to unaffiliated customers                        $3,462            $2,350           $1,152            $6,964
     Cost of sales to unaffiliated customers                 2,220             1,776              847             4,843
                                                            ------            ------           ------            ------
     Gross profit unaffiliated customers                    $1,242            $  574           $  305            $2,121
                                                            ======            ======           ======            ======

Three months ended September 30, 2005                   North America         Europe            Asia             Total
-------------------------------------                   -------------         ------            ----             -----
     Sales to unaffiliated customers                        $3,039             $535           $1,352             $4,926
     Cost of sales to unaffiliated customers                 2,048              339              820              3,207
                                                            ------             ----           ------             ------
     Gross profit unaffiliated customers                    $  991             $196           $  532             $1,719
                                                            ======             ====           ======             ======

Nine months ended September 30, 2006                    North America         Europe            Asia             Total
------------------------------------                    -------------         ------            ----             -----
     Sales to unaffiliated customers                      $10,641            $6,810            $4,322           $21,773
     Cost of sales to unaffiliated customers                6,837             5,686             2,921            15,444
                                                          -------            ------            ------           -------
     Gross profit unaffiliated customers                  $ 3,804            $1,124            $1,401           $ 6,329
                                                          =======            ======            ======           =======

Nine months ended September 30, 2005                    North America         Europe            Asia             Total
------------------------------------                    -------------         ------            ----             -----
     Sales to unaffiliated customers                      $10,379            $1,976            $4,115           $16,470
     Cost of sales to unaffiliated customers                7,282             1,277             2,664            11,223
                                                          -------            ------            ------           -------
     Gross profit unaffiliated customers                  $ 3,097            $  699            $1,451           $ 5,247
                                                          =======            ======            ======           =======

     In table above "North America" includes all United States operations, and "Europe" includes subsidiaries in Germany and Israel.

9. SHORT TERM BANK LOAN

     During the nine months ended September 30, 2006, the Company secured a $500,000 line of credit. During the nine months ended September 30, 2006 the Company borrowed $250,000 against the line and paid off the debt prior to September 30, 2006.

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


RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:



                                        THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED JUNE 30,
                                        --------------------------------                --------------------------
                                              2006             2005                       2006             2005
                                              ----             ----                       ----             ----
                                                   (Unaudited)                                  (Unaudited)

Revenues                                      100.0%           100.0%                     100.0%           100.0%
Gross profit                                   30.4             34.9                       29.1             31.9
General and
     administrative                             9.4             12.9                       10.0             10.9
Sales and marketing                            10.6             15.3                       10.2             14.8
Research and development                        5.7              6.1                        5.2              5.0
Operating income                                4.9              0.5                        3.7              1.2
Income (loss) before
  income tax expense                            4.9             (0.2)                       3.9              0.9
Net income (loss)                               3.5             (0.5)                       2.8              0.4


THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005.

     Revenues. Revenues for the three months ended September 30, 2006 were approximately $7.0 million compared to approximately $4.9 million for the three months ended September 30, 2005, an increase of approximately $2.1 million or 41%. Revenues from the defense and university markets increased approximately $3.1 million and $104,000, respectively, while revenues from the wireless, satellite, automotive, and EMC markets decreased $638,000, $350,000, $123,000 and $84,000, respectively. Geographically, European and North America revenues increased approximately $1.8 million and $423,000, respectively, while Asian revenues decreased approximately $200,000 from prior year levels. Revenues recognized during the three months ended September 30, 2006 were most significantly impacted by extensive completion of the Company's largest European defense contract.

     Cost of revenues. Cost of revenues for the three months ended September 30, 2006 were approximately $4.8 million compared to approximately $3.2 million for the three months ended September 30, 2005, an increase of approximately $1.6 million or 51%. Gross margins decreased to 30% for the three months ended September 30, 2006 from 35% for the three months ended September 30, 2005. The decreased gross margins are the result of the Company's use of a major subcontractor on its largest European defense contract.

     General and administrative expenses. General and administrative expenses for the three months ended September 30, 2006 were $653,000 compared to $635,000 for the three months ended September 30, 2005, an increase of approximately $18,000 or 3%. As a percentage of revenues, general and administrative expenses decreased to 9.4% for the three months ended September 30, 2006 from 12.9% for the three months ended September 30, 2005.

     Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2006 were $732,000 compared to $756,000 for the three months ended September 30, 2005, a decrease of approximately $24,000 or 3%. As a percentage of revenues, sales and marketing expenses decreased to 10.6% for the three months ended September 30, 2006, from 15.3% for the three months ended September 30, 2005. The decreased sales and marketing expenses were largely due to the reorganization of the Company's European and Asian sales and marketing operations, and the Company's extensive marketing effort undertaken in those territories in 2005.

     Research and development expenses. Research and development expenses for the three months ended September 30, 2006 were $392,000 compared to $301,000 for the three months ended September 30, 2005, an increase of approximately $91,000 or 30%. Increased 2006 costs are a result of improvements made to the Company's test fixtures related to its absorber manufacturing process, along with new product development and enhancements intended to improve product performance. As a percentage of revenues, research and development expenses decreased to 5.7% for the three months ended September 30, 2006 from 6.1% for the three months ended September 30, 2005.

     Other income (expense), net. Other expense, net, for the three months ended September 30, 2006 was approximately $1,000 compared to of $36,000 for the three months ended September 30, 2005, a decrease of approximately $35,000. The Company recognizes interest income and expense and foreign currency translation gains and losses as other income (expense).

     Income taxes. Income tax expense for the three months ended September 30, 2006 was $100,000 compared to $17,000 for the three months ended September 30, 2005, an increase in expense of $83,000. The Company records income tax expense on profitable operations and income tax benefits on losses.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED JUNE 30,
2005.

     Revenues. Revenues for the nine months ended September 30, 2006 were approximately $21.8 million, compared to approximately $16.5 million for the nine months ended September 30, 2005, an increase of approximately $5.3 million or 32%. Revenues from the defense and university markets increased approximately $7.7 million and $190,000 respectively, while revenues from the satellite, wireless, EMC and automotive markets decreased approximately $1,163,000, $1,007,000, $256,000 and $183,000, respectively. Geographically, revenues from Europe, North America and Asia increased approximately $4.8 million, $262,000 and $207,000, respectively. Revenues recognized during the nine months ended September 30, 2006 were most significantly impacted by extensive completion of the Company's largest European defense contract in the nine months ended September 30, 2006.

     Cost of revenues. Cost of revenues for the nine months ended September 30, 2006 were approximately $15.4 million compared to approximately $11.2 million for the nine months ended

September 30, 2005, an increase of approximately $4.2 million or 38%. Gross margins decreased to 29% for the nine months ended September 30, 2006 from 32% for the nine months ended September 30, 2005. The decreased gross margins are the result of the Company's use of a major subcontractor on the Company's largest European defense contract in the nine months ended September 30, 2006.

     General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2006 were approximately $2.2 million compared to approximately $1.8 million for the nine months ended September 30, 2005, an increase of approximately $400,000 or 21%. As a percentage of revenues, general and administrative expenses decreased to 10.0% for the nine months ended September 30, 2006 from 10.9% for the nine months ended September 30, 2005. The increased general and administrative expenses were a result of the addition of senior management personnel, and increased compliance and information processing costs.

     Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2006 were approximately $2.2 million, compared to approximately $2.4 million for the nine months ended September 30, 2005, a decrease of approximately $210,000 or 9%. As a percentage of revenues, sales and marketing expenses decreased to 10.2% for the nine months ended September 30, 2006, from 14.8% for the nine months ended September 30, 2005. The decreased sales and marketing expenses were largely due to the reorganization of the Company's European and Asian sales and marketing operations, and the extensive marketing effort undertaken in those territories in 2005.

     Research and development expenses. Research and development expenses for the nine months ended September 30, 2006 were $1.1 million compared to $826,000 for the nine months ended September 30, 2005, an increase of approximately $303,000 or 37%. Increased 2006 costs are a result of improvements made to the Company's test fixtures related to its absorber manufacturing process, along with new product development and enhancements intended to improve product performance. As a percentage of revenues, research and development expenses increased to 5.2% for the nine months ended September 30, 2006 from 5.0% for the nine months ended September 30, 2005.

     Other income (expense), net Other income, net for the nine months ended September 30, 2006 was approximately $51,000 compared to an other expense, net of $49,000 for the nine months ended September 30, 2005, a difference of approximately $100,000. The Company recognizes interest income and expense and foreign currency translation gains and losses as other income (loss).

     Income taxes. Income tax expense for the nine months ended September 30, 2006 was $239,000 compared to $76,000 of income tax expense for the nine months ended September 30, 2005. The Company records income tax expense on profitable operations and income tax benefits on losses.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities during the nine months ended September 30, 2006 was approximately $848,000 compared to approximately $834,000 used in operating activities during the nine months ended September 30, 2005. The Company's net income, adjusted for non-cash items, provided $848,000 of operating cash, compared to $389,000 provided by operating activities during the nine months ended September 30, 2005. The Company did not use any cash in the changes in the operating assets and liabilities during the nine months ended September 30, 2006 compared to $1.2 million used in operating cash during the nine months ended September 30, 2005.

     Net cash used in investing activities during the nine months ended September 30, 2006 for the purchase of property and equipment was approximately $282,000 compared to approximately $172,000 invested during the nine months ended September 30, 2005. The Company's most significant investments in property and equipment during the nine months ended September 30, 2006 related to upgrades to the Company's absorber manufacturing equipment.

     During the nine months ended September 30, 2006, the Company secured a $500,000 line of credit. During the nine months ended September 30, 2006 the Company borrowed $250,000 against the line and paid off the debt prior to September 30, 2006.

     The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the nine months ended September 30, 2006, approximately 64% of the Company's revenues were billed in U.S. dollars. Substantially all of the costs of the Company's contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

INFLATION AND SEASONALITY

     The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at September 30, 2006, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer previously concluded that as of September 30, 2006, these controls and procedures were effective.

     (b) Change in Internal Control. There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company's fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                                       ORBIT/FR, INC.
                                           -------------------------------------
                                                        Registrant


Date: November 14, 2006
                                                     /s/  Israel Adan
                                           -------------------------------------
                                           President and Chief Executive Officer


Date: November 14, 2006

                                                    /s/  Dave Lubbe
                                            ------------------------------------
                                                  Chief Financial Officer