Form 10-K
period 2006-12-31
ORBIT FR INC
filed 2007-04-02
CIK 1037115

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from     to
Commission File Number 0-22583
ORBIT/FR, Inc.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	23-2874370
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

506 Prudential Road, Horsham, PA	19044
(Address of Principal Executive Offices)	(Zip Code)
(215) 674-5100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
     Indicate by check mark in the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.
     Yes ☐ No ☑
     Indicate by check mark in the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the act.
     Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exhange Act of 1934.
Large accelerated filer ☐      Accelerated Filer ☐     Non- Accelerated Filer ☑
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act)
     Yes ☐      No ☑
     As of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $4,879,335 (based on the closing price of the Common Stock on June 30, 2006 of $2.12 per share). The information provided shall in no way be construed as an admission that any officer, director, or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission. As of March 31, 2007, 6,001,573 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The information required to be disclosed in Part III of this Annual Report on Form 10-K will be provided by the Registrant in an amendment to this Annual Report on Form 10-K that will be filed with the Commission no later than April 30, 2007.

ORBIT/FR, Inc.

PART I
Forward-Looking Statements
     This Annual Report on Form 10-K, and documents incorporated herein contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including, but not limited to those set forth in Item 1A “Risk Factors” below and elsewhere in this Annual Report on Form 10-K. The following discussion should be read in conjunction with Item 1A “Risk Factors” below and the Consolidated Financial Statements and notes to the Consolidated Statements beginning on page F-1. As used in this Annual Report on Form 10-K, unless the context otherwise requires, “we,” “us,” “our,” “Company,” or “ORBIT/FR” refers to ORBIT/FR, Inc. and its subsidiaries.
ITEM 1. BUSINESS
General
     ORBIT/FR, Inc. develops, markets and supports sophisticated automated microwave test and measurement systems for the aerospace/defense, wireless communications, satellite and automotive industries and manufactures anechoic foam, a microwave absorbing material that is an external component of microwave test and measurement systems. Military antennas, cellular phones, satellites, radars, radio transmitters, and global positioning system receivers all depend upon the reliable and efficient transmission and reception of microwave signals in order to communicate. By utilizing the Company’s systems to test and measure the critical performance characteristics of antennas, microwave signals, wireless manufacturers and service providers within these industries can improve quality and time-to-market, lower the risk of failure and underperformance and reduce costs.
     Since its founding, the Company has expanded from distributing individual microwave test and measurement components to providing a wide range of fully integrated microwave test and measurement solutions. Components of an ORBIT/FR automated microwave test and measurement system include proprietary software and hardware products, which can be combined into standard or customized configurations to meet a customer’s specific needs.
     The Company markets and sells its systems to customers in the United States and throughout the world. Within its targeted industries, the Company’s customers include aerospace/defense systems integrators and product manufacturers that incorporate microwave technology, such as Lockheed Martin, Raytheon, Northrop Grumman, BAE, L3 Communications, Alenia, Astrium, Lufthansa and Boeing; manufacturers of wireless systems and products, such as Motorola, Nokia, Ericsson, Samsung, Sony and Qualcomm; telecommunications service providers that rely on microwave technology, such as AT&T, NTT and British Telecom; and automobile and automotive subassembly manufacturers such as Daimler-Chrysler, Ford, BMW and Hyundai. The Company’s customers also include the United States government and several foreign governments.
     The Company’s objective is to strengthen its position in automated microwave test and measurement systems while developing products and systems for a broader range of microwave applications. The principal elements of the Company’s strategy to reach its objectives are: (i) offering comprehensive high quality solutions to customers; (ii) maintaining its technological leadership; (iii) focusing on standard systems and proprietary off-the-shelf products: (iv) pursuing growth in international markets; and (v) leveraging its technological expertise to expand into complementary markets.
     The Company’s principal offices are located at 506 Prudential Road, Horsham, Pennsylvania 19044. Its telephone number is (215) 674-5100, its e-mail address is mail@orbitfr.com and its World Wide Web home page is located at www.orbitfr.com.

History
     The Company was incorporated in Delaware in December 1996. The Company is the holding company for Orbit Advanced Technologies, Inc., a Delaware corporation (“Technologies”) and its wholly owned subsidiary, Flam & Russell, Inc., a Delaware corporation (“Flam & Russell”), Orbit FR Engineering, Ltd., an Israeli corporation (“Engineering”), Orbit FR Europe, GmbH, a German corporation (“GmbH”), and Advanced ElectroMagnetics, Inc. (“AEMI”), a California corporation. The Company’s parent, Orbit-Alchut Technologies, Ltd., is a publicly traded company in Israel which was founded in 1950 (“Alchut”). In addition to its ownership interest in the Company (approximately 62%), Alchut has ownership interests in companies operating in the avionics, tracking and telemetry markets.
     Technologies was incorporated in 1985 as a wholly-owned subsidiary of Alchut to provide sales and customer support for Alchut’s products in the United States, including positioning subsystems. In 1991, Technologies began to focus on the development and design of its own proprietary microwave test and measurement products and systems. In 1994, Technologies recognized the potential for providing customers with fully integrated microwave test and measurement solutions and began incorporating its software technology with hardware from third-party manufacturers, including Alchut. Technologies continues to subcontract certain production services to Alchut through Engineering but retains the right to select any other production subcontractor.
     Engineering was incorporated in Israel in December 1996 as a wholly-owned subsidiary of Alchut at which time Alchut transferred all of the assets relating to its microwave test and measurement business to Engineering. Engineering is principally responsible for overseeing the development, design and production of ORBIT/FR’s electro-mechanical products. Along with providing electro-mechanical products internally, Engineering is responsible for sales, marketing and customer support to the Asian market.
     In October 1997, Orbit FR Europe, GmbH was incorporated in Germany. GmbH develops compact range measurement systems and components, and is responsible for sales, marketing and customer support to the European market.
     On June 28, 1996, Technologies purchased all of the issued and outstanding shares of Flam & Russell for approximately $1,043,000. The acquisition of Flam & Russell augmented the Company’s product mix, staff of microwave and software engineers and customer base. Flam & Russell has been active in the microwave test and measurement field since 1981.
     On June 17, 1997, the Company purchased all of the issued and outstanding shares of AEMI, contemporaneously with the completion of its initial public offering, for approximately $1.2 million. One-half of the purchase price was payable in cash and the other half was payable by issuance of shares of the Company’s Common Stock at the initial offering price of $8.25 per share. AEMI manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems.
     On September 6, 2005, the Company announced that it had reached a final settlement with the Office of Defense Trade Controls Compliance, Directorate of Defense Trade Control (DDTC) of the United States Department of State, terminating as of August 29, 2005 the statutory debarment that prohibited the Company’s direct or indirect participation in exports subject to the International Traffic in Arms Regulations (ITAR) since November 2, 1999. Accordingly, under the terms of the agreement DDTC has resumed the normal processing of license applications involving the Company.
Industry Overview
     The need for microwave and antenna test and measurement systems and products expanded rapidly during the 1960’s and 1970’s in conjunction with the growth and increased sophistication of the aerospace/defense industry in the United States and Western Europe. In the last 30 years, this need for test and measurement products and systems has expanded beyond aerospace/defense applications to all aspects of modern telecommunications, including personal wireless communications devices, satellite-based communications systems and “smart” automobiles. This expansion has occurred in conjunction with a growing desire among companies to focus on their core competencies and outsource many non-core functions such as the development and manufacture of microwave test and measurement systems.
     Within the wireless communications, satellite, automotive and aerospace/defense industries, test and measurement products and systems are used during all stages of a product’s life cycle, including product development, pre-production qualification, production testing and product maintenance. Given the broad scope of testing procedures, it is not uncommon for a manufacturer or service provider to own and operate more than one microwave test and measurement system.
     Aerospace/Defense. The need within the aerospace/defense community for accurate and secure communications and tracking systems led to the emergence of microwave test and measurement companies in the 1960’s. Recent growth in Homeland Security and Department of Defense budgets are expected to provide additional opportunities for the Company.
     The industry’s tracking requirements, such as air traffic control, precision guided weapons, and data links and stealth aircraft, led to the development of RCS and the test and measurement of radomes. RCS involves the transmission of microwave signals towards a passive target, such as an aircraft or missile, and then the creation of an “image” of the target by measuring the energy reflected back towards the transmit source. Radome testing evaluates the impact of a radome (the dome-shaped casing that is placed on the leading edge of an aircraft or missile to protect the radar and direction-finding equipment) on the microwave signals that pass through it.
     Wireless Communications. The wireless communications industry has grown in recent years as a result of the development of cost-effective digital technologies and the gradual global deregulation of the telecommunications industry. Wireless communications products include cellular/PCS handsets and base stations, pagers, wireless PDAs, and Bluetooth, Wi-Fi and Wi-Max products, and RFIDs (RF tags). The Company expects continued growth within the wireless communications industry in the future due to an increase in available spectrum, new generations of cellular systems, the adoption of efficient new digital technologies and the development of “smart” antennas.
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
     To ensure that satellite-based communications systems are effective and reliable, it is essential that both satellites and “earth stations” transmit and receive microwave signals accurately. The accuracy requirements for these satellite systems are critical, and failure to detect a design error could result in a satellite’s “footprint” not covering its intended geographic area. Satellite manufacturers cannot afford to make this kind of error since the cost to manufacture, launch and insure a satellite can exceed approximately $200 million. Accordingly, sophisticated microwave test and measurement systems are critical to satellite and earth station manufacturers, as well as their subcontractors and sub-assembly manufacturers, to ensure that their products work properly.

     Automotive. The world’s major manufacturers of automobiles and automotive sub-assemblies, driven by competitive pressures, are designing new generations of “smart” cars and trucks. These vehicles incorporate the latest communications and safety devices including cellular, GPS-based, navigation and anti-theft systems, satellite radios (e.g. XM, Sirius), data transfer, digital TV and collision-avoidance systems. Each of these features requires a specialized, highly-accurate microwave transmission and reception system. To ensure the performance of these various systems and to assess how they are impacted by the electromagnetic properties of the car itself, automotive manufacturers must test the car and these devices as a unit using a microwave test and measurement system designed for automotive applications.
The ORBIT/FR Solution
     ORBIT/FR provides its customers with flexible and reliable solutions for their complex microwave test and measurement needs. The Company focuses its efforts and resources on developing state-of-the-art microwave test and measurement systems and products that incorporate specialized technologies and expertise. The Company’s customers have a need for microwave test and measurement systems and products but often do not have the in-house capabilities to develop, or the desire to develop, such systems and products themselves. ORBIT/FR’s systems and products provide customers with cost- effective and user-friendly solutions to their microwave test and measurement needs, thus allowing them to remain focused on their core competencies. The Company’s systems and products incorporate technological expertise developed and acquired by the Company over many years.
     The Company offers a wide range of standard and custom microwave test and measurement solutions for specialized aerospace/defense-related testing, cellular/PCS handset testing, cellular base station testing, satellite testing and automotive testing. The Company’s products include test and measurement software, microwave receivers, positioner subsystems and controllers, as well as other microwave products, and a full line of RF absorbing materials, all of which are typically incorporated into the Company’s systems. The Company’s proprietary software supports the Company’s own test and measurement products as well as those manufactured by third parties. The Company’s engineers and other technical staff use their broad expertise to assess and understand their customers’ specific microwave test and measurement needs, process orders quickly, keep delivery time to a minimum, provide comprehensive customer support and release new software on a regular basis.
The ORBIT/FR Strategy
     The Company’s objective is to strengthen its leadership position in automated microwave test and measurement systems while developing products and systems for a broader range of microwave applications. The principal elements of the Company’s strategy to reach its objective are:
     Offering Comprehensive Turnkey Solutions to Customers. Within the microwave test and measurement market, new and existing customers increasingly desire to purchase comprehensive, turnkey test and measurement systems from a single provider. The Company addresses this desire by providing engineering and project management services, by offering an increasingly broad product line and by maintaining close relationships with outside component suppliers. Additionally, the Company may periodically acquire companies with complementary products and services that can be integrated with the Company’s existing or proposed products and systems, as it did with its acquisitions of Flam & Russell and AEMI. By acquiring suppliers of key components of microwave test and measurement systems that the Company does not already provide, the Company believes, but cannot assure that it will be able to increase gross margins.
     Maintaining Technological Leadership. The Company believes that it has sophisticated and diversified technological capabilities and intends to strengthen its technologies by continuously designing and developing new software releases and hardware upgrades which offer greater performance and higher precision.

     Focusing on Standard Products and Proprietary Off-the Shelf Products. Given the diversified needs of the Company’s customers, no two microwave test and measurement systems are identical. However, the Company seeks to keep the costs of customization to a minimum by designing and delivering specific types of systems that maximize the use of the Company’s proprietary off-the-shelf products. This approach enables the Company to optimize its margins while offering its customers tailor-made solutions built around proven high-quality and reliable products.
     Continued focus on Expanding U.S. Aerospace/Defense Market. As a result of its reputation and diverse product line, the Company maintains relationships with the U.S. Government and several of the leading defense contractors. With expected increases in Homeland Security and Department of Defense budgets, the Company expects to expand this relationship.
     Pursuing Growth in International Markets. Approximately 53% and 40% of the Company’s revenues during 2006 and 2005, respectively, were derived from international customers. The Company believes that in addition to domestic growth as a result of increases in Department of Defense and Homeland Security budgets, the international microwave test and measurement marketplace will also grow over the next several years, due in large part to worldwide economic development, governmental policies aimed at improving the communications infrastructure in developing countries and the increasing globalization of commerce. The Company has devoted and intends to continue to devote significant efforts to increasing its share of the international market for microwave test and measurement systems by strengthening and expanding its sales network through the establishment of foreign sales and customer service centers and the appointment of additional international sales representatives. In addition, the Company believes it has a competitive advantage due to the duty-free status of its products manufactured in Israel and sold into the European Union.
     Leveraging Technological Expertise to Expand into Complimentary Markets. The Company intends to leverage its technological expertise in microwave test and measurement systems to expand into complementary markets that the Company believes offer high growth potential and where the Company’s technology provides competitive advantages.
     Microwave Products. The Company believes that opportunities exist to apply the Company’s core technologies to the design, manufacture and marketing of products that incorporate microwave technology. The Company intends to continue marketing its radial power combiners, amplifiers, antennas and mixers, and plans to develop and sell additional microwave-based products in the future. The Company believes its large customer base will give it a competitive advantage in marketing these products.
Systems and Products
     Since its founding, the Company has expanded from distributing individual microwave test and measurement components to providing turnkey solutions, which can include chamber design, RF absorbing materials, antenna measurement and/or RCS subsystems, RF test equipment and software suites, and a wide range of microwave test and measurement solutions. Components of an ORBIT/FR automated microwave test and measurement system include proprietary software and hardware products which can be combined into standard or customized configurations to meet customers’ specific needs. The Company believes that one of its principal strengths is its experienced design team that solves complex technical and practical problems.
     Microwave Test and Measurement Systems. The Company designs, manufactures and markets automated microwave test and measurement systems. In addition to providing most of these systems’ component parts, the Company also integrates the systems and trains its customers in use of the systems. Although most customers purchase fully integrated turnkey microwave test and measurement systems, the Company also sells its hardware and software products individually as replacement parts or components of custom-designed systems. The Company offers seven types of microwave test and measurement systems. The first, antenna measurement systems, are generic systems that can be adapted for many uses, and the other types are designed and sold in response to well-defined microwave test and measurement needs within specific industries. Prices for a typical ORBIT/FR system range from $50,000 to $500,000, but large systems have been sold for over $3 million.
     Antenna Measurement Systems. All products and systems that receive or transmit microwave signals rely on antennas. Accordingly, items such as microwave radios, GPS receivers, cellular handsets and base-stations, field service/delivery equipment, satellite earth stations and radios, precision guided missiles, radar and commercial and military aircraft need to have their antennas tested to ensure satisfactory performance characteristics. The Company’s antenna measurement systems offer both manufacturers and service providers user-friendly and cost-effective solutions for their antenna measurement needs. The systems test for signal quality, direction, strength and interference and can be adapted to perform testing in each of the stages of a product’s life: development; qualification;,production; and maintenance. Although antenna measurement systems differ significantly from one application to another, all of the Company’s systems incorporate a personal computer running specialized proprietary software, a microwave receiver, a positioning subsystem and at least one additional antenna or probe. The systems can be designed for use in a wide variety of different test environments, ranging from a small anechoic chamber to an outdoor range covering several acres. The Company offers three types of antenna measurement methods:

Far-field: Near-field: Compact Range:	Traditional method generally used outdoors Cost-effective indoor method using mathematical conversion tools High-end indoor method using a microwave reflector
     The Company also has developed advanced systems that combine these measurement methods, such as far-field and near-field, in a single chamber.
     Cellular/PCS/Pager Systems. ORBIT/FR seeks to be a leader in the design and delivery of high-performance test and measurement systems for manufacturers of cellular/PCS handsets, pagers, and PDAs. The Company has developed a standard system called “PowerCell” based on its spherical near-field technology that the Company sells as a turnkey off-the-shelf product. The system consists of a Dielectric Belt Driven Rotator (DBDR) positioning system, and the Company’s software and receiver, constructed in a small anechoic chamber. The positioning subsystem allows a probe to trace a sphere around the handset or pager held by a mannequin, thus fully sampling the complete microwave properties of the device under test. The PowerCell system is in the final stages of certification and is compliant with the CTIA standards.
     Cellular/PCS Base Station Systems. The Company develops and sells test and measurement systems used to assess the microwave performance characteristics of cellular/PCS base stations and “smart” antennas. These systems enable cellular/PCS base station antenna manufacturers to design and build efficient and reliable products, and allow wireless communications service providers to monitor more efficiently the performance of their base stations. The existing system design is based on the Company’s cylindrical near-field technology and is designed for indoor use.
     Satellite Systems. The Company develops and sells microwave test and measurement systems for satellites which test many aspects of satellite performance, including beam location (to assess the satellite’s “footprint”), channel purity and intermodulation, gain, G/T, pattern, EIRP and TMA/TDMA microwave timing. These systems also test the transmit and receive characteristics of the active array antennas used on most modern satellites and can have the ability to identify and diagnose malfunctions within these complex antennas. The Company’s satellite test systems utilize either near-field or compact range technology. Both technologies are equally effective from a test and measurement viewpoint, but each offers certain benefits. A near-field system offers diagnostic capabilities and is generally less expensive than a comparably equipped compact range system, but a compact range system is faster and easier to use.
     Automotive Systems. ORBIT/FR believes it is a leader in the design and delivery of high-performance test and measurement systems for automobile manufacturers and manufacturers of automotive sub-assemblies. The Company’s systems incorporate both near-field and far-field technologies and are thus capable of microwave sampling over a wide range of frequencies. A typical system includes a large mechanical arm that sweeps over a large turntable. The car being tested rests on the turntable, and both the turntable and the mechanical arm are set in motion based upon instructions received from the Company’s measurement software. The systems’ broad capabilities are essential given a growing trend by automobile manufacturers to integrate advanced microwave technologies such as cellular/PCS, GPS-based navigation system, satellite radios, digital TV and collision-avoidance systems into their advanced next generation cars.
     RCS Systems. The Company’s Radar Cross Section measurement systems transmit microwave signals towards a passive target and then measure the energy reflected back towards the transmit source. In an RCS system, the passive target is typically a model or full scale aircraft or missile that is mounted on a special “low-RCS” testing pylon capable of rotating the target. Data collected at various rotation angles and frequencies can be processed to form an electromagnetic “image” of the target. This type of information enables the design engineer to assess more accurately the detailed radar signature of the target. The Company believes that it is a market leader in this field.
     Radome Systems. A radome is a dome-shaped casing that is placed on the leading edge of a commercial of military aircraft or missile to protect the radar and direction-finding equipment. A radome is typically manufactured using fiberglass or other materials that are designed to be “transparent” to microwave signals. Testing is performed periodically to ensure that microwave signals are not degraded or deflected as they pass through the radome. The Company’s systems are designed to measure radome performance by analyzing the path of microwave signals as they pass through the radome and then comparing it to the propagation path when the radome is not present. Radome systems use far-field measurement methods but rely on high positioning accuracy normally required by near-field systems.
     Custom Systems. From time to time, the Company designs and manufactures custom microwave test and measurement systems for a wide variety of uses and applications worldwide. The Company’s broad microwave and antenna expertise has enabled it to obtain these contracts, and the Company intends to bid for similar jobs in the future if the expertise gained in designing such systems is deemed to be of strategic value to the Company.
     Microwave Test and Measurement Software Products. Through its 959Spectrum and MiDAS software packages, ORBIT/FR offers automatic measurement software for microwave test and measurement systems. The Company’s software products are Windows-based programs that provide the customer with a consistent user-friendly interface with the test and measurement system. The software products have a robust and modular structure that enables the Company to easily add features for current and future customers. The software uses far-field and/or near-field algorithms to generate accurate results, and the computational methodologies used have gained acceptance throughout the microwave test and measurement community. The software supports the Company’s own measurement equipment as well as equipment manufactured by third parties. The Company’s software products are designed to be “off-the-shelf,” but are versatile and can be customized by the Company’s or the customer’s technical personnel to suit specific needs.
     Although software can vary between systems, it always consists of three primary modules: data acquisition, data analysis and report writing. The software’s data acquisition module records actual measurements as it controls the microwave measurement equipment, the positioning subsystem, and often the source antenna and/or the antenna being measured. Variables such as frequency, power level, amplitude, phase, rotary and/or linear motion, polarization, transmit/receive switching, electrical beam pointing and polarization switching are all controlled by the Company’s measurement software. The multidimensional results obtained are stored in a computer file for subsequent analysis. The software’s data analysis module processes the acquired data using sophisticated microwave and signal processing algorithms developed by the Company and the National Institute of Standards and Technology. The data analysis module transforms the acquired data into easily-understood numerical information and graphic representations, thus providing the customer with the data required to satisfy its internal requirements and those of its own customers. The software’s report writing module can be customized to meet each customer’s needs.

     Positioner Subsystems. The positioner subsystem is the collection of equipment that holds the device under test and causes it to be moved according to the needs of the test. A typical positioner subsystem may include the following components:
     Positioners. A positioner is the item upon which the device under test is placed while it is being tested. The Company’s positioners are rugged, yet highly precise, devices that adjust themselves in accordance with the positioning instructions received from the measurement software. Special circuitry and mechanical design features built into the positioner enable the data acquired from the antenna under test to travel efficiently through the positioner to the computer to be analyzed. The Company’s simple positioners rotate around a single axis, while the Company’s more elaborate positioners incorporate up to three axes. An automated microwave test and measurement system requires one or more positioners. The Company offers over 200 different positioner models and believes that its positioners are among the most accurate.
     Positioner Controllers and Power Control Units. The Company manufactures positioner controllers and power control units (PCUs) as well as models that combine these two products into one component. Working together, the positioner controller and the PCU act as the “translators” between the measurement software and the positioner. The positioner controller receives digital instructions from the microwave software and translates them into analog signals understood by the PCU. These analog signals are then amplified by the PCU to provide precisely calibrated DC power to the positioner’s electric motors, which then operate at a user-defined speed to move the antenna or device under test through the desired positions. The Company offers four positioner controller models, two PCU models and four models that combine both positioner controller and PCU. During 2005 the Company added the 4806-3C positioner controller to its product line.
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
     Radial Power Combiners. The Company’s radial power combiners offer a highly efficient electromagnetic mechanism to combine several identical low-energy signals together to make a single high-energy signal. Radial power combiners have many uses, but their most common application is in high-power microwave transmitters.
     Antennas, Probes and Other Microwave Accessories. The Company designs and manufactures antennas, probes and other microwave accessories. These products are used in the Company’s microwave test and measurement systems, and they are also sold to customers as stand-alone items.
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

     The Company’s engineers and other technical staff support the efforts of the sales force. Since a customer’s engineers typically play an important role in the procurement decision, the Company’s engineers work closely with them to help them understand the advantages of the Company’s products and systems. Additional business from existing customers is pursued through the joint efforts of both the sales force and the engineers and other technical staff who have worked closely with the customer’s engineers and who understand the customer’s needs. If a customer has already purchased a microwave test and measurement system from ORBIT/FR, the Company believes it has an advantage over competitors in obtaining orders for system upgrades as well as any additional systems that the customer may wish to purchase at a later date. Typically, a substantial portion of the Company’s revenues in a given year is generated by customers for whom the Company has previously provided products or systems.
     The Company generates sales leads for new customers through referrals from existing customers and other industry suppliers, its reputation in the industry, its on-line catalog (found at www.orbitfr.com), advertising in trade publications, participation in conferences and trade shows, and on the World Wide Web.
Customer Support
     The Company is committed to providing customer satisfaction through the service and support of its products. Through its Customer Service Response Center the Company handles warranty support, field service, technical support, training, service contracts, spare parts and user documentation issues. Through a trained customer service representative and direct phone support the Company believes it is positioned to provide rapid solutions upon request. ORBIT/FR’s customer service capabilities are achieved by providing comprehensive training through offices located in the U.S., Europe and Israel.
Customers
     The Company has performed several hundred world-wide installations for customers in the aerospace/defense, wireless communications, satellite and automotive industries. Representative customers that have purchased systems from the Company include:

Aerospace/Defense	Aerospatiale, Alenia Aeronautica, Allgon, Ball Aerospace, Boeing, Chelton, BAE Systems, Dassault, Elta, Ericsson Microwave, General Electric, Israel Aircraft Industry, ITT Avionics, JPL, L3 Communications, Lockheed Martin/Loral, Lufthansa, Mitsubishi Heavy Industries, NASA, Northrop-Grumman, Nurad, Pratt & Whitney, Racal Avionics, Raphael, Raytheon, Rockwell International, SAAB Missiles, SPAR Aerospace, Texas Instruments, and the United States Air Force, Army and Navy.

Wireless Communications	Alcatel, Andrew, AT&T, Bell Atlantic, BAE, Bosch, Celwave, Chelton, Daewoo, Ericsson, GTE, IBM, Intel, ITT, Korea Mobile Telecom, Lucent Technologies, Motorola, NEC, Nokia, Northern Telecom, NTT, Probrand, Qualcomm, RCA, Samsung, SiemensPlessey, Thales Antennas, Telebras and Tenovis.

Satellite	Astrium, DASA, EADS, Elenia Spazio, Harris, Lockheed Martin, Space Systems/Loral, Raytheon and TRW.

Automotive	Blaupunkt, BMW, Daimler-Chrysler, Ford, Fuba, Hyundai, Mitsubishi, SAAB and Toyota.

University	Georgia Tech, University of Hawaii, University of Hong Kong, University of Utah, UCLA, University of Illinois, Texas A&M University and Villanova University.

     The Company’s customers are located in the Americas (the United States, Canada, Brazil and Argentina), Europe (the United Kingdom, France, Germany, Israel, Italy, Holland, Spain, Austria, Denmark, Belgium, Poland, Russia, Finland, Norway, Sweden, Switzerland, Turkey and Portugal) and throughout the rest of the world (Japan, Korea, Thailand, Taiwan, Singapore, Indonesia, Australia, China, and South Africa). See Note 7 of the Notes to Consolidated Financial Statements for a discussion of the geographic concentration of the Company’s revenues. For the year ended December 31, 2006, Alenia Aeronautica S.p.A. accounted for approximately 20% of consolidated revenues, while no other single customer accounted for more than 10% of the Company’s 2005 revenues.
Production and Suppliers
     The Company’s engineers, based in the United States, Germany and Israel, are responsible for product design and development and for overseeing the production of the Company’s products. Although the Company maintains a production facility in Horsham, PA, most of the production of the Company’s products is performed by subcontractors. Alchut is currently the Company’s principal subcontractor for electro-mechanical production, primarily in connection with the manufacturing of positioners. The Company believes that Alchut currently offers the best available combination of quality, reliability and price. By giving three months notice, the Company has the right to select any other subcontractor. Through its wholly owned subsidiary, Advanced ElectroMagnetics, Inc., the Company manufactures anechoic foam absorbing material, an integral component of the microwave test and measurement system environment.
     Although the Company produces most of the component parts for its microwave test and measurement systems, it purchases certain components from outside vendors for turnkey microwave test and measurement systems, including personal computers, shielded enclosures and microwave absorbers.
Backlog
     At December 31, 2006 and 2005, the Company’s backlog was approximately $20.4 million and $25.8 million, respectively. The 2006 and 2005 backlog includes approximately $5.3 million and $9 million, respectively related to its contract with Alenia Aeronautica S.p.A., which the Company announced on July 22, 2005. The Company includes in backlog only those orders for which it has received and accepted a completed purchase order. Such orders are generally subject to cancellation by the customer with payment of a specified charge. The delivery lead time on the Company’s products and systems is generally three to six months, but can be as short as a few days and as long as 18 months or more. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential shipment delays, the Company’s backlog as of any particular date may not be representative of actual sales for any succeeding period.
Research and Development
     The Company believes that its future success depends on its ability to adapt to rapidly changing technological circumstances within the industries it serves and to continue to meet the needs of its customers. Accordingly, the timely development and introduction of new products is essential to maintain the Company’s competitive position. Using its internal research and development staff, augmented by external consultants, the Company develops most of its products in-house. A significant portion of the Company’s research and development efforts has been conducted in direct response to the specific requirements of customers’ orders, and, accordingly, such amounts are included in the cost of sales when incurred and the related funding is included in net revenues at such time. Research and development expenses of the Company for fiscal years ended December 31, 2006, 2005 and 2004 were $1,443,000, $1,118,000 and $1,008,000, respectively.
Competition
     The Company believes that its current systems and products compete effectively with the systems and products offered by its competitors on the basis of product functionality, speed and accuracy, reliability, price, ease of use and technical support. The market for automated microwave test and measurement products, systems and services, however, is highly competitive and is characterized by continuing advances in products and technologies. Some of the Company’s competitors have established relationships with current and potential customers of the Company. The Company also competes, on a limited basis, with the internal development groups of its existing and potential customers, many of whom design and develop parts of their own microwave test and measurement systems. The Company’s business, operating results and financial condition could be materially adversely affected by such competition. The Company’s primary competitors in the microwave test and measurement market are MI Technology, Nearfield Systems, Inc., ETS, March Microwave and Satimo.
Proprietary Rights
     The Company is heavily dependent on its proprietary technology. The Company relies on a combination of confidentiality agreements with its employees, license agreements, copyrights, trademarks and trade secret laws to establish and protect rights to its proprietary technology. The Company does not hold any material patents. All of the Company’s software is shipped with a security lock which limits software access to authorized users. Generally, the Company does not license or release its source code. Effective copyright and trade secret protection of the Company’s proprietary technology may be unavailable or limited in certain foreign countries.
Employees
     As of December 31, 2006, the Company had a total of 115 employees. The Company considers its relations with its employees to be good.
ITEM 1A. RISK FACTORS
     Rapid Technological Change. The microwave test and measurement industry is characterized by rapid technological change. The Company’s future success will depend upon its ability continually to enhance its current products and to develop and introduce new products that keep pace with the increasingly sophisticated needs of its customers and the technological advancements of its competitors. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that will adequately meet the requirements of the marketplace.
     Dependence on Proprietary Technology. The Company’s success is heavily dependent upon its proprietary technology. The Company does not currently have any material patents and relies principally on trade secret and copyright laws to protect its technology. However, there can be no assurance that these steps will prevent misappropriation of its technology. Moreover, third parties could independently develop technologies that compete with the Company’s technologies. Although the Company believes that its products and proprietary rights do not infringe patents and proprietary rights of third parties, there can be no assurance that infringement claims, regardless of merit, will not be asserted against the Company. In addition, effective copyright and trade secret protection of the Company’s proprietary technology may be unavailable or limited in certain foreign countries.
     Dependence on Alchut; Operations in Israel. The Company maintains and will continue to maintain a number of relationships with Alchut, its majority stockholder of the Company. Alchut is the Company’s principal subcontractor for electro-mechanical production, primarily in connection with the production of positioners. In addition, Alchut provides general and administrative services for the Company’s operations in Israel. Effective January 1, 2004, the Company and Alchut entered into an agreement under which Alchut will continue to provide these services for at least one year. Alchut continues to provide these services. Alchut maintains its production operations, and the Company maintains part of its engineering operations, in Israel. As a result, the Company may be directly influenced by the political, economic and military conditions affecting Israel.
     Risks of Fixed-Price Contracts. Virtually all of the Company’s contracts for its systems and products are on a fixed-price basis. The profitability of such contracts is subject to inherent uncertainties as to the cost of completion. In addition to possible errors or omissions in making initial estimates, cost overruns may be incurred as a result of unforeseen obstacles, including both physical conditions and unexpected problems in engineering, design or testing. Since the Company’s business may at certain times be concentrated in a limited number of large contracts, a significant cost overrun on any one contract could have a material adverse effect on the Company’s business, operating results and financial condition.
     Risks Associated with Entering New Markets. The Company has identified and is evaluating whether to enter into certain complementary markets. The Company’s success in these markets will depend on, among other factors, the Company’s ability to identify markets and develop technologies for such markets on a timely basis, hire and retain skilled management, financial, marketing and engineering personnel, successfully manage growth and obtain capital sufficient to finance such expansion. There can be no assurance that the Company will successfully enter these markets.
     Management of Growth. The Company believes that growth will be required to maintain the Company’s competitive position. Future growth, coupled with the rapid evolution of the Company’s markets, has placed, and is likely to continue to place, significant strains on its management, administrative, operating and financial resources, as well as increased demands on its internal systems, procedures and controls. The Company’s ability to manage future growth will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis, to implement new systems as necessary and to expand, train, motivate and manage its sales and technical personnel. There can be no assurance that the Company will be able to manage its growth successfully. Failure to do so could have a material adverse effect on the Company’s business, operating results and financial condition.
     Risks Associated with International Sales. In 2006 and 2005, international sales comprised approximately 53% and 40%, respectively, of the Company’s total sales, and the Company expects its international business to continue to account for a material part of its revenues. International sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade and export policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. Approximately 69% of the Company’s sales in 2006 were denominated in U.S. dollars. Accordingly, the Company believes that it does not have significant exposure to fluctuations in currency. However, fluctuations in currency could adversely affect the Company’s customers.
     Potential Fluctuations in Quarterly Results. The Company’s operating results have varied from quarter to quarter in the past and may vary significantly in the future depending on factors such as the size and timing of significant contracts, the mix of third party products and the Company’s proprietary products included in a particular contract, customers’ budgetary constraints, increased competition, the timing of new product announcements and changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced versions of the Company’s products, changes in operating expenses and changes in general economic factors and export license delays and denials. The Company’s expense levels are based, in part, on its expectations as to future revenue levels. If the Company’s revenue levels were to be below expectations, the Company’s operating results would likely be materially adversely affected.
     Dependence on Qualified Technical Personnel. The Company’s operating results depend in large part upon the efforts of its microwave, software and systems engineers. The success of the Company’s business therefore depends on its ability to attract and retain engineers and other technical personnel. There are a limited number of microwave engineers, and such individuals are sought both by microwave test and measurement companies such as the Company and by manufacturers of wireless products and telecommunications service providers. Competition for such personnel is intense. The Company has at times experienced difficulty in recruiting and retaining technical personnel, and there can be no assurance that the Company will not experience difficulties in the future in attracting and in retaining technical personnel.

     Dependence on Key Personnel. The success of the Company depends to a significant degree upon the contribution of its executive officers and other key personnel. There can be no assurance that the Company will be able to retain its managerial and other key personnel or to attract additional managerial and other key personnel if required.
     Product Liability; Risk of Product Defects. The sale of products and systems by the Company may entail the risk of product liability and related claims. A product liability claim brought against the Company could have a material adverse effect upon the Company’s business, operating results and financial condition. Complex software and system products, such as those offered by the Company, may contain defects or failures when introduced or when new versions are released. There can be no assurance that, despite testing by the Company, errors will not be found in new products after commencement of commercial shipments, resulting in loss of market share or failure to achieve market acceptance. The Company maintains product liability insurance in the amount of $5.0 million and errors and omissions insurance in the amount of $1.0 million, although there can be no assurance that such coverage will be applicable to a particular claim or that the amounts of such insurance will be adequate if the Company experiences a significant claim. Although the Company has not experienced any significant claims to date related to its systems or products, the occurrence of such a claim could have a material adverse effect upon the Company’s business, operating results and financial condition.
     Competition. The market for automated microwave test and measurement products, systems and services is highly competitive and is characterized by continuing advances in products and technologies. In general, competition in this market comes from major microwave test and measurement vendors, some of which have a longer operating history, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. These companies also have established relationships with current and potential customers of the Company. The Company also competes, on a limited basis, with the internal development groups of its existing and potential customers, who may design and develop parts of their own microwave test and measurement systems. The Company’s business, operating results and financial condition could be materially adversely affected by such competition.
     Fluctuations in Capital Spending. The Company is dependent upon the wireless communications, satellite, automotive and aerospace/defense industries. Because these industries are characterized by technological change, pricing and gross margin pressure and, particularly in the aerospace/defense industry, government budget constraints, they have from time to time experienced sudden economic downturns. During these periods, capital spending is frequently curtailed and the number of design projects often decreases. Since the Company’s revenues are dependent upon capital spending trends and new design projects, negative factors affecting these industries could have a material adverse effect on the Company’s business, operating results and financial condition.
     No Dividends. The Company has never paid cash dividends on its Common Stock and does not anticipate that any cash dividends will be declared or paid in the foreseeable future.
     Issuance of Preferred Stock and Common Stock; Anti-Takeover Provisions. Pursuant to its Amended and Restated Certificate of Incorporation, the Company has an authorized class of 2,000,000 shares of Preferred Stock which may be issued by the Board of Directors with such terms and such rights, preferences and designations as the Board may determine and without any vote of the stockholders, unless otherwise required by law. Issuance of such Preferred Stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of the Company. Issuance of additional shares of Common Stock could result in dilution of the voting power of the Common Stock purchased in this offering. In addition, certain “anti-takeover” provisions of the Delaware General Corporation Law among other things, may restrict the ability of the stockholders to approve a merger or business combination or obtain control of the Company.
     Market for Common Stock. The Company’s Common Stock is traded on the OTCBB, which limits exposure to market analysts and, in turn, may limit volume of trading. Investors may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company’s common stock than would otherwise be the case were the Company’s Common Stock listed on a more recognized stock exchange or quotation service. In addition, trading in the Company’s common stock is currently subject to certain rules under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock.” Penny stocks are generally non-Nasdaq equity securities with a market price less than $5.00 per share. The penny stock rules require broker-dealers selling penny stocks to make certain disclosures about such stocks to purchasers thereof, and impose sales practice restrictions on broker-dealers in certain penny stock transactions. The additional burdens imposed upon broker-dealers by these rules may discourage them from effecting transactions in the Company’s common stock, which could limit the liquidity of the common stock and the ability of the Company’s stockholders to sell their stock in the secondary market.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
     The Company occupies approximately 18,000 square feet of space at its headquarters in Horsham, Pennsylvania under a lease expiring in October 2008. The current annual base rent is approximately $138,000. The Company also maintains sales, engineering, technical support and program management facilities in Israel and Germany, and its manufacturing facilities in Santee, California. The Company’s current aggregate annual rental expenses for these additional facilities are approximately $302,000.
ITEM 3. LEGAL PROCEEDINGS
     On September 6, 2005, the Company announced that it has reached a final settlement with the Office of Defense Trade Controls Compliance, Directorate of Defense Trade Control (DDTC) of the United States Department of State, terminating as of August 29, 2005 the statutory debarment that prohibited the Company’s direct or indirect participation in exports subject to the International Traffic in Arms Regulations (ITAR) since November 1999. Accordingly, under the terms of the agreement DDTChas resumed the normal processing of license applications involving the Company.
     The Company is not currently subject to any additional material legal proceedings and is not aware of any other threatened litigation unasserted claims or assessments that could have a material adverse effect on the Company’s business, operating results, or financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 4.1 EXECUTIVE OFFICERS AND KEY EMPLOYEES
     The following table sets forth certain information regarding the Company’s executive officers and certain key employees.

NAME	AGE	POSITION
Ze’ev Stein	54	Chairman
Israel Adan	56	Presidentand Chief Executive Officer
Dave Lubbe	44	Chief Financial Officer
John Aubin	53	Vice President, Business Development and CTO
Moshe Pinkasy	56	Managing Director, Engineering
Marcel Boumans	48	Managing Director, GmbH
Mark Bates	36	Vice President, Software Development – USA
William Campbell	51	Vice President, Engineering and Program Management

     Ze’ev Stein has served as Chairman of the Board since October 1998. Mr. Stein served as acting Chief Executive Officer of the Company from October 1998 to October 2001. He has also served as a Director of the Company and its predecessor since March 1996. Since July 1994, Mr. Stein has served as a Director of Alchut and since September 1996, Mr. Stein has also served as the Vice-President of Operations of Alchut. From 1991 to 1996, Mr. Stein was the General Manager of Stein Special Art, Ltd., located in Ra’anana, Israel.
     Israel Adan was named President and Chief Executive Officer in October 2001. From March 2001 through October 2001, Mr. Adan served as the President of FireMedia Communications Inc. From 1999 to 2001 Mr. Adan was senior vice president of SigmaOne Communications Corp. where he was responsible for the worldwide development of wireless location technologies and services. Prior to that Mr. Adan served as President of Tadiran (USA), a leading telecommunications equipment and systems provider, operating in numerous capacities during his 15 years at the company.
     Dave Lubbe was named Chief Financial Officer in July 2000. From 1997 to 2000, Mr. Lubbe served as the Company’s Controller.
     John Aubin was named Vice President Business Development and Chief Technology Officer in 2002, and served as Vice President of Measurement Systems since 1996 to 2001. From 1991 to 1996, Mr. Aubin was Vice President in charge of the Antenna Measurement Business Area for Flam & Russell.
     Moshe Pinkasy has served as the Managing Director of Engineering since January 1997. From February 1996 to December 1996, Mr. Pinkasy was Alchut’s Manager of the Microwave Test and Measurement Business in Israel. From 1992 to 1996, Mr. Pinkasy served, in various capacities, as the Mechanical Engineering Department Manager for Alchut.
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
     Mark Bates was named the Company’s Vice President of Software Development, USA in January 2000, and has served in several software development capacities since joining the Company in 1995.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITES
     On April 11, 2003, the Company’s Common Stock was delisted from the Nasdaq Stock Market and began trading on the electronic over-the-counter quotation system of the National Association of Securities Dealers (the “NASD”), the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “ORFR.” The OTCBB is a regulated quotation service for subscribing members of the NASD that displays the real-time quotes, last-sale prices and volume information in over-the-counter securities. The OTCBB market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
     The following table sets forth the high and low bid prices per share for the Common Stock for the periods indicated below as reported to the NASD by the NASD’s member firms.

	2006		2005
Year ended December 31,	High	Low	High	Low
First Quarter	$1.85	$1.50	$2.87	$1.78

Second Quarter	$2.90	$1.70	$1.90	$1.35

Third Quarter	$2.80	$1.60	$1.89	$1.25

Fourth Quarter	$2.40	$1.85	$1.95	$1.56
     On March 21, 2007, there were 33 holders of record of the Company’s Common Stock. Based on information received by the Company from its stock transfer agent, the Company believes that there are approximately 2,000 beneficial owners of its Common Stock.
     The Company has never paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to reinvest its earnings, if any, in the development and expansion of the Company’s business. Any future declaration of cash dividends will be at the discretion of the Company’s Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.

EQUITY COMPENSATION PLAN INFORMATION
     The following table sets forth information, as of the end of the fiscal year ended December 31, 2006, with respect to compensation plans under which the Company is authorized to issue shares of Common Stock.

Number of Shares
Remaining Available
for Future Issuance
	Number of Shares to		under Equity
	be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(excluding
	Outstanding	Outstanding	securities
	Options, Warrants	Options, Warrants	reflected in 1st
Plan Category	and Rights	and Rights	column)
Equity compensation plan(s) approved by security holders (1)	690,200	$2.95	109,800

Equity compensation plan(s) not approved by security holders	—	—	—

Total	690,200	$2.95	109,800

(1)	This plan consists of the Orbit/FR, Inc. 1997 Stock Option Plan.

Stock Performance Graph
     The graph below compares the cumulative total stockholder return on the Company’s Common Stock for the period from December 31, 2000 to December 31, 2006, with the cumulative total return of the NASDAQ Composite Index. Since historical peer group and industry or line-of-business data is not available, the graph below compares the cumulative total stockholder return on the Company’s Common Stock with the cumulative total return of Schmitt Industries, Inc., a publicly traded manufacturer of electronic and mechanical components for machine tool products and laser-measurement systems that has a market capitalization similar to that of the Company. The comparison assumes $100 was invested on December 31, 2000 in the Company’s Common Stock and in the foregoing index and assumes reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data: (amounts in thousands, except per share data)	Year Ended December 31,
	2006	2005	2004	2002	2001
Contract revenues	$29,441	$22,905	$21,185	$15,966	$13,053
Cost of revenues	20,750	15,540	13,567	10,682	9,312

Gross profit	8,691	7,365	7,618	5,284	3,741

General and administrative	2,996	2,427	2,618	2,554	2,764
Sales and marketing	3,248	3,325	2,901	2,726	2,324
Research and development	1,443	1,188	1,008	1,132	1,144

Total operating expenses	7,687	6,940	6,527	6,412	6,232

Operating income (loss), net	1,004	425	1,091	(1,128)	(2,491)
Other income (loss), net	96	(51)	(108)	(73)	59

Income (loss) before income taxes	1,100	374	983	(1,201)	(2,432)
Income tax expense	(61)	(244)	31	134	145

Net income (loss) before cumulative effect of change in accounting principle	1,161	618	952	(1,335)	(2,577)

Cumulative effect of change in accounting principle	—	—	—	—	(301)

Net income (loss)	$1,161	$618	$952	$(1,335)	$(2,878)

Basic and diluted income (loss) per share before cumulative effect of change in accounting principle	$0.19	$0.10	$0.16	$(0.22)	$(0.43)

Basic and diluted income (loss) per share	$0.19	$0.10	$0.16	$(0.22)	$(0.48)

Consolidated Balance Sheet Data: (amounts in thousands)	December 31,
	2006	2005	2004	2003	2002
Working capital	$5,866	$4,598	$4,185	$3,221	$4,749
Total assets	$17,527	$14,531	$13,116	$11,260	$11,875
Stockholders’ equity	$7,879	$6,718	$6,100	$5,148	$6,483
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies
     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, intangible assets, income taxes, financing operations, warranty obligations, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
     Deferred Taxes. The Company recorded a deferred tax valuation allowance due to uncertainty with regard to the Company’s ability to generate sufficient taxable income in the future to realize the deferred tax asset. However, during 2006, the Company reduced its deferred tax valuation allowance as a result of the positive financial results during the last three years and based upon the Company’s projected ability to generate taxable income in the future.
     Recent Events. During 2004, the Israeli Ministry of Defense (IMOD) implemented a policy temporarily suspending the export of all Israeli military and commercial use products to certain countries in the Far East, which has affected our Israeli subsidiary’s ability to deliver products manufactured for a $1.2 million contract. The Company continues to hold discussions with the IMOD, but due to this continuing policy, the Company does not believe it will receive permission to complete the contract in the foreseeable future. Although it has received approximately $588,000 of advance payments, all related activity has been reserved for in the Company’s financial statements. The Company is currently participating in discussions with the customer to resolve all contract related issues.
     In March 2007, the Company received a notice of termination for alleged default of a significant contract which is currently near completion. While it does not believe termination is warranted, the Company is assessing the validity of the notice, and does not believe termination of the contract will have a material effect on the its financial statements..
Results of Operations
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Revenues. Revenues for the year ended December 31, 2006 were approximately $29.4 million compared to approximately $22.9 million for the year ended December 31, 2005, an increase of approximately $6.5 million or 28%. Revenues from the defense and university markets increased approximately $10.7 million and $166,000, respectively, while revenues from the wireless, satellite, EMC and automotive markets decreased approximately $2.5 million, $1.5 million, $260,000 and $196,000, respectively. Geographically, revenues from Europe and Asia increased approximately $6.5 million and $59,000, respectively, while revenues from the North American market decreased approximately $15,000. Revenues recognized during the year ended December 31, 2006 were most significantly impacted by extensive completion of a large European defense contract in the year ended December 31, 2006.

     Cost of revenues. Cost of revenues for the year ended December 31, 2006 were approximately $20.8 million compared to approximately $15.5 million for the year ended December 31, 2005. Gross margin percentage for the year ended December 31, 2006 decreased to 29.5% from 32.2% for the year ended December 31, 2005. The decreased gross margins are the result of the Company’s use of a major subcontractor on a large European defense contract in the year ended December 31, 2006.
     General and administrative expenses. General and administrative expenses for the year ended December 31, 2006 were approximately $3.0 million, compared to approximately $2.4 million for the year ended December 31, 2005. As a percentage of revenues, general and administrative expenses for the year ended December 31, 2006 decreased to 10.2% in 2006, down from 10.6% for the year ended December 31, 2005. The increased general and administrative expenses were a result of the addition of senior management personnel, and increased compliance and information processing costs.
     Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2006 were approximately $3.2 million compared to approximately $3.3 million for the year ended December 31, 2005, a decrease of approximately $100,000. The current year decrease is primarily the result of the reorganization of the Company’s European and Asian sales and marketing operations, and the extensive marketing effort undertaken in those territories in 2005.
     Research and development expenses. Research and development expenses for the year ended December 31, 2006 were approximately $1.4 million, compared to approximately $1.1 million for the year ended December 31, 2005, an increase of approximately $300,000. Increased 2006 costs are a result of improvements made to the Company’s test fixtures related to its absorber manufacturing process, along with new product development and enhancements intended to improve product performance.
     Other income (loss) net. Other income (loss), net, for the year ended December 31, 2006 was income of approximately $96,000 compared to a loss of approximately $51,000 for the year ended December 31, 2005, an increase in income of approximately $147,000. The increase in other income, net is primarily due to foreign currency transaction gains recognized by the Company’s foreign subsidiaries.
     Income taxes. Income tax benefit for the year ended December 31, 2006 was approximately $61,000 compared to an income tax benefit of approximately $244,000 for the year ended December 31, 2005, a decreased benefit of approximately $183,000. The Company records income tax expense on profitable operations and income tax benefits on losses recorded by its foreign subsidiaries where applicable. As a result of its continuing profitable operations, the Company reduced its valuation allowance related to net operating loss carry forwards by approximately $385,000 at December 31, 2006.
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
     Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2005 were approximately $3.3 million compared to approximately $2.9 million for the year ended December 31, 2004. The current year increase is primarily the result of the Company’s increased worldwide marketing efforts, and increased sales commissions. As a percentage of revenues, sales and marketing expenses increased to 14.5% for the year ended December 31, 2005, from 13.7% for the year ended December 31, 2004.
     Research and development expenses. Research and development expenses for the year ended December 31, 2005 were approximately $1.2 million, compared to approximately $1.0 million for the year ended December 31, 2004. These costs represent the Company’s continuing efforts in the development of its 959Spectrum and MiDAS software suites, the development of the Company’s 4806-3C motion controller, and other products. As a percentage of revenues, research and development expenses increased to 5.2% for the year ended December 31, 2005, from 4.8% for the year ended December 31, 2004.
     Other loss net. Other loss, net, for the year ended December 31, 2005 was approximately $51,000 compared to approximately $108,000 for the year ended December 31, 2004, a decrease of approximately $57,000. The decrease in loss is primarily due to the settlement of the Company’s relocation claim as a result of its 2003 relocation of its manufacturing facility in Santee, CA.
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
Liquidity and Capital Resources
     During recent years, the Company has satisfied its working capital requirements through cash flows from operations, and through short term bank financing.
     Net cash provided by operating activities during the year ended December 31, 2006 was approximately $693,000, compared to approximately $581,000 provided during the year ended December 31, 2005. The most significant contribution of cash provided by operating activities during the year ended December 31, 2006 came from the Company’s $1,161,000 net income compared to $618,000 of net income recognized in the year ended December 31, 2005.
     Net cash used in investing activities for the purchase of property and equipment during the year ended December 31, 2006 was $380,000, compared to $207,000 used in investing activities during 2005. During 2006 the Company invested approximately $271,000 in improvements in its absorber manufacturing and testing facilities.
     During 2006, the Company established a $500,000 line of credit with interest payable on the outstanding balance at the bank’s prime rate plus one half percent. Utilization of the line of credit provided $400,000 in financing activities during the year ended December 31, 2006.
     The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the year ended December 31, 2006, approximately 69% of the Company’s revenues were billed in U.S. dollars. Most of the costs of the Company’s contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the

Company’s Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.
Inflation and Seasonality
     The Company does not believe that inflation or seasonality has had a significant effect on the Company’s operations to date.
Impact of Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management does not believe the adoption of this statement will have any immediate material impact on the Company.
     In September 2006, FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, established a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date this Statement is initially applied, should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this Statement is initially applied. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.
     In July 2006, the FASB issued FASB interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN No. 48”). FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority and provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Management is currently evaluating the impact of FIN No. 48 on the consolidated financial position, results of operations or cash flows.
     In December 2004, FASB issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires all share-based payments to employees including grants of employee stock options, to be recognized in the financial statements. The pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. For public entities that file as small business issuers, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 31, 2005. The Company adopted this new standard effective for the first quarter of 2006. Future compensation expense may be impacted by various factors, including the number of awards granted and their related fair value at the date of grant.

Contractual Obligations:		Payments Due by Period
		Less
		Than	One	Three	After
		One	to Three	to Five	Five
Description	Total	Year	Years	Years	Years
Capital lease obligations	$62,078	$30,466	$31,612
Operating lease obligations	822,172	364,869	281,337	156,414	$19,552
Purchase obligations

Other Long-Term Liabilities Reflected on the
Registrant’s Balance Sheet under GAAP

Total	$884,250	$395,335	$312,949	$156,414	$19,552

     The Company does not have any off-balance sheet commitments for the periods presented.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     See Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” above.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The reports of independent registered public accounting firms and consolidated financial statements and schedule are set forth in this report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
     None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, these controls and procedures were effective.
b) Change in Internal Controls. There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
     None.

PART III
     The information required to be disclosed under Part III of this Annual Report on Form 10-K will be provided by the Company in an amendment to this Form 10-K to be filed by the Company with the Commission no later than April 30, 2007.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE
     (a)(1) Consolidated Financial Statements
Independent Auditors’ Report
Auditors’ Report to the Shareholders of ORBIT/FR Engineering, LTD.
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements
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
     (a)(3) Exhibits
The exhibits filed as part of this report are listed under exhibits as subsection (c) of this Item 15.
     (b) Exhibits
2.1	Stock Purchase Agreement dated March 31, 1997 by and among Advanced ElectroMagnetics, Inc., Anechoic Systems, Inc., Gabriel A. Sanchez, Barbara Sanchez and the Company. (1)

2.2	Share Exchange Agreement dated December 31, 1996 by and among Orbit-Alchut Technologies, Ltd., Orbit Advanced Systems, Ltd. and the Company. (1)

2.3	Asset Acquisition Agreement dated December 31, 1996 by and between Orbit-Alchut Technologies, Ltd. and Orbit F.R. Engineering, Ltd. (1)

2.4	Inventory Acquisition Agreement dated January 1, 1997 by and between Orbit-Alchut Technologies, Ltd. and Orbit F.R. Engineering, Ltd. (1)

2.5	Stock Purchase Agreement dated June 28, 1996 by and among Orbit Advanced Technologies, Inc., The Samuel T. Russell Trust, Richard P. Flam, Rickey E. Hartman, Lois A. R. Charles, Dorothy Russell, John Aubin, Norma D. Kegg and Flam & Russell, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of the Company. (2)

3.2	Bylaws of the Company. (7)

4.1	Specimen Common Stock Certificate of the Company. (2)

10.1	Employment Agreement dated February 15, 1997 by and between the Company and Aryeh Trabelsi. (1)

10.2	Employment Agreement dated January 1, 1997 by and between the Company and Moshe Pinkasy. (1)

10.3	1997 Equity Incentive Plan. (1)

10.4	Services Agreement dated January 1, 1997 by and among Orbit-Alchut Technologies, Ltd., Orbit F.R. Engineering, Ltd. and the Company. (1)

10.5	ORBIT/FR Inc. non-debarment agreement dated February 15, 2000 (4)

10.6	Consulting agreement dated July 24, 2002 by and between the Company and Gurion Meltzer. (5)

10.7	Employment Agreement dated September 5, 2002 by and between the Company and Ze’ev Stein. (5)

10.8	Amended and Restated Employment Agreement dated June 20, 2003 by and between the Company and Israel Adan (5)

10.9	Management Agreement dated January 1, 2003 by and between the Company and Ze’ev Stein Properties, LTD. (6)

10.10	Consent Agreement (8)

14.1	Employee Ethics Policy. (6)

21.1	Subsidiaries of the Registrant. (3)

24.1	Power of Attorney (included on signature page).

31.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Israel Adan, President and Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Dave Lubbe, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Israel Adan, President and Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Dave Lubbe, Chief Financial Officer.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on April 11, 1997

(2)	Incorporated by reference to Amendment 1 of the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on May 19, 1997

(3)	Incorporated by reference to Amendment 2 of the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on June 5, 1997

(4)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 30, 2001

(5)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 31, 2003

(6)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 30, 2004

(7)	Incorporated by reference to Company’s Quarterly Report on Form 8-K filed on March 26, 2007

(8)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 29, 2006.

ORBIT/FR, Inc.
SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBIT/FR, Inc
Date: April 2, 2007	/s/ Ze’ev Stein
Ze’ev Stein
Chairman of the Board

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ze’ev Stein and each of them, his true and lawful attorney-in-fact and agent with full power of substitution or resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documentation in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 2nd day of April 2007.

Name	Title

/s/ Ze’ev Stein	Chairman of the Board
Ze’ev Stein

/s/ Israel Adan	President and Chief Executive Officer
Israel Adan	(principal executive officer)

/s/ Dave Lubbe	Chief Financial Officer
Dave Lubbe	(principal accounting and financial officer)

/s/ Uri Jenach	Director
Uri Jenach

/s/ Doron Ginat Doron Ginat	Director

/s/ Dan Goffer	Director
Dan Goffer

ACKNOWLEDGMENT BY AGENT
I, Ze’ev Stein, have read the above power of attorney and am the person identified as the attorney-in-fact and agent for the principals whose signatures appear above. I hereby acknowledge that in the absence of a specific provision to the contrary in the power of attorney or in the Pennsylvania Probate, Estates and Fiduciaries Code (20 Pa. C.S.) when I act as an attorney-in-fact and agent:
I shall exercise the power for the benefit of the principals.
I shall keep the assets of the principals separate from my assets.
I shall exercise reasonable caution and prudence.
I shall keep a full and accurate record of all actions, receipts and disbursements on behalf of the principals.
April 2, 2007
/s/ Ze’ev Stein
Ze’ev Stein
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and
Board of Directors
Orbit/FR, Inc.
We have audited the consolidated balance sheets of Orbit/FR, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audit also included the financial statement schedule listed in the index at 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the financial statements of Orbit/FR Engineering, Ltd., a wholly owned subsidiary, which statements reflect total assets of $6,645,000 and $5,503,000 as of December 31, 2006 and 2005, respectively, and total revenues of $10,202,000, $9,160,000, and $10,318,000 for each of the three years in the period ended December 31, 2006. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Orbit/FR Engineering, Ltd., is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbit/FR, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Hoberman, Miller, Goldstein, & Lesser, CPA’s, P.C.
March 7, 2007
New York, NY

■ Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 67067, Israel	■ Phone: 972-3-6232525 Fax: 972-3-5622555
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
ORBIT/FR ENGINEERING, LTD.
     We have audited the accompanying balance sheets of Orbit/Fr Engineering, Ltd. (“the Company”) as of December 31, 2006 and 2005, and the related statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, based on our audit the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles

Tel-Aviv, Israel	/S/ KOST FORER GABBAY & KASIERER
March 5, 2007	A Member of Ernst & Young Global

ORBIT/FR, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,901	$3,188
Accounts receivable, less allowance of $269 and $168 in 2006 and 2005, respectively	5,769	4,812
Inventory	3,156	2,351
Costs and estimated earnings in excess of billings on uncompleted contracts	1,480	936
Income tax refunds receivable	336	422
Deferred income taxes	721	302
Other	151	400

Total current assets	15,514	12,411

Property and equipment, net	1,169	1,129
Deferred income taxes	463	610
Cost in excess of net assets acquired	381	381

Total assets	$17,527	$14,531

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,235	$1,324
Accounts payable—Parent	833	462
Accrued expenses	2,789	2,390
Short term bank financing	400	—
Customer advances	2,232	776
Income taxes payable	47	39
Billings in excess of costs and estimated earnings on uncompleted contracts	935	2,697
Deferred income taxes	177	125

Total liabilities, all current	9,648	7,813

Stockholders’ equity:
Preferred stock: $.01 par value:
Authorized shares—2,000,000 Issued and outstanding shares—none	—	—
Common stock: $.01 par value:
Authorized shares—10,000,000 Issued shares—6,084,473	61	61
Additional paid-in capital	15,173	15,173
Accumulated deficit	(7,112)	(8,273)
Treasury stock—82,900 shares	(243)	(243)

Total stockholders’ equity	7,879	6,718

Total liabilities and stockholders’ equity	$17,527	$14,531

See accompanying notes.

ORBIT/FR, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Years Ended December 31,
	2006	2005	2004
Contract revenues	$29,441	$22,905	$21,185
Cost of revenues	20,750	15,540	13,567

Gross profit	8,691	7,365	7,618

Operating expenses:
General and administrative	2,996	2,427	2,618
Sales and marketing	3,248	3,325	2,901
Research and development	1,443	1,188	1,008

Total operating expenses	7,687	6,940	6,527

Operating income	1,004	425	1,091
Other income (loss), net	96	(51)	(108)

Income before income taxes	1,100	374	983
Income tax (benefit) expense	(61)	(244)	31

Net income	$1,161	$618	$952

Basic and diluted income per share	$0.19	$0.10	$0.16

Weighted average number common shares — basic	6,001,573	6,001,573	6,001,573

Weighted average number common shares – diluted	6,020,479	6,001,573	6,001,573

See accompanying notes.

ORBIT/FR, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, January 1, 2004	6,084	$61	$15,173	$(9,843)	83	$(243)	$5,148
Net income	—	—	—	952	—	—	952

Balance, December 31, 2004	6,084	61	15,173	(8,891)	83	(243)	6,100
Net income	—	—	—	618	—	—	618

Balance, December 31, 2005	6,084	61	15,173	(8,273)	83	(243)	6,718
Net income	—	—	—	1,161	—	—	1,161

Balance, December 31, 2006	6,084	$61	$15,173	$(7,112)	83	$(243)	$7,879

See accompanying notes.

ORBIT/FR, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$1,161	$618	$952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	340	454	407
Deferred income tax provision	(220)	(461)	(31)
Changes in operating assets and liabilities:
Accounts receivable	(957)	(330)	(744)
Inventory	(805)	(86)	(716)
Costs and estimated earnings in excess of billings on uncompleted contracts	(544)	(277)	(54)
Income tax refunds receivable	86	(181)	(21)
Other	249	47	86
Accounts payable and accrued expenses	1,310	(127)	383
Accounts payable—Parent	371	(59)	324
Income taxes payable	8	19	1
Customer advances	1,456	12	308
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,762)	952	(112)

Net cash provided by operating activities	693	581	783

Cash flows from investing activities:
Purchase of property and equipment	(380)	(207)	(382)

Net cash used in investing activities	(380)	(207)	(382)

Cash flows from financing activities
Proceeds from short term bank financing	400	—	—

Net cash provided by financing activities	400	—	—

Net increase in cash and cash equivalents	713	374	401

Cash and cash equivalents at beginning of year	3,188	2,814	2,413

Cash and cash equivalents at end of year	$3,901	$3,188	$2,814

Supplemental disclosures of cash flow information:

Net cash paid during the year for income taxes	$(301)	$(271)	$(227)

Net cash received during the year for interest	$44	$—	$—

See accompanying notes.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
1. Summary of Significant Accounting Policies
Ownership and Basis of Presentation
     ORBIT/FR, Inc. (the “Company”), was incorporated in Delaware on December 9, 1996, as a wholly owned subsidiary of Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation (hereinafter referred to as the “Parent”). The Company develops, markets, and supports sophisticated automated microwave test and measurement systems for wireless communications, satellite, automotive, and aerospace/defense industries and manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems. ORBIT/FR, Inc., a holding company, supports its world wide customers through its subsidiaries ORBIT/FR Engineering, LTD (hereinafter referred to as “Engineering”, Israel), ORBIT/FR Europe (Germany), Advanced ElectroMagnetics, Inc. (“AEMI”, San Diego, CA), and Orbit Advanced Technologies, Inc. and Flam and Russell, Inc. (Horsham, PA).
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

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
1. Summary of Significant Accounting Policies (continued)
Property and Equipment
     Property and equipment are recorded at cost. Depreciation is computed on accelerated methods for both financial reporting and income tax reporting purposes over the estimated useful lives as follows: office equipment — 5-7 years; lab equipment — 5 years; furniture and fixtures — 7 years; transportation equipment — 5 years; leasehold improvements — 5 years.
Cost in Excess of Net Assets Acquired
     Cost in excess of net assets acquired (“goodwill”), represents the excess of costs over the fair value of the net assets of businesses acquired in connection with the Company’s acquisition of Advanced ElectroMagnetics, Inc. (AEMI) in 1997.
     The Company tested the goodwill of AEMI for impairment at December 31, 2006, 2005 and 2004 using the present value of future cash flow valuation method and found that no adjustment for the value of goodwill was necessary.
Revenue and Cost Recognition
     The Company’s principal sources of contract revenues are from engineering and design services and the production of electro-mechanical equipment. Revenues from long-term fixed-price development contracts performed principally under the Company’s control are recognized on the percentage-of- completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract when such costs can be reasonably estimated. Contract costs include all direct material, labor and subcontractor costs and those indirect costs related to contract performance such as indirect labor, supplies and tool costs. General and administrative costs are charged to expense as incurred. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined. Revenues from electro-mechanical equipment sold to customers which are not part of a larger contract are recognized when the contract is substantially completed. Revenues recognized in excess of amounts billed are classified under current assets as costs and estimated earnings in excess of billings on uncompleted contracts. Amounts received from clients in excess of revenues recognized to date are classified under current liabilities as billings in excess of costs and estimated earnings on uncompleted contracts.
Research and Development
     Internally funded research and development costs are charged to operations as incurred. Included in cost of revenues are customer-funded research and development costs of approximately $XXX, $145, and $80 for the years ended December 31, 2006, 2005, and 2004, respectively.
Concentrations of Credit Risk and Significant Customers
     Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of cash and accounts receivable. To reduce credit risk relating to the Company’s sales in the U.S. and overseas, the Company performs ongoing credit evaluations of its commercial customers’

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
1. Summary of Significant Accounting Policies (continued)
financial condition, but generally does not require collateral for government and domestic commercial customers. For certain foreign commercial customers, the Company generally requires irrevocable letters of credit in the amount of the total contract. At December 31, 2006, there was one bank guarantee in place for a foreign customer. For the year ended December 31, 2006 one customer accounted for approximately 20% of consolidated revenues while no single customer accounted for over 10% of consolidated revenues for 2005. For the year ended December 31, 2004, one customer accounted for approximately 16% of the Company’s revenues. The Company does not anticipate credit risk in connection with its concentration of cash.
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
Foreign Currency Translation
     The Company’s functional currency for operations in Israel is the U.S. dollar. The Company’s functional currency for operations of its German subsidiary is the local currency. Foreign currency transaction gains and losses, are recognized currently in the consolidated statements of operations and are not material to operations.
     For the years ended December 31, 2006, and 2005, approximately 31% and 23%, respectively, of the Company’s revenue was billed in currencies other than the U.S. dollar. Substantially all of the costs of the Company’s contracts, including costs subcontracted to the Parent, have been U.S. dollar denominated transactions.
Income Per Share
     Basic income per share is calculated by dividing the net income by the weighted average common shares outstanding for the period. Diluted income per share is calculated by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options is not included in 2006, 2005, and 2004 as inclusion of such options is anti-dilutive.
Stock-Based Compensation
     Through December 31, 2005, the Company followed the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees“ for its stock based

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
1. Summary of Significant Accounting Policies (continued)
compensation. Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123(R), “Share Based Payment”, which supersedes APB No. 25. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires all share-based payments to employees including grants of employee stock options, to be recognized in the financial statements. The proforma disclosures previously permitted are no longer an alternative to financial statement recognition.
Fair Value of Financial Instruments
     Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities.
Impact of Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management does not believe the adoption of this statement will have any immediate material impact on the Company.
     In September 2006, FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, established a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date this Statement is initially applied, should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this Statement is initially applied. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.
     In July 2006, the FASB issued FASB interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN No. 48”). FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority and provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Management is currently evaluating the impact of FIN No. 48 on the consolidated financial position, results of operations or cash flows.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
2. Inventory
     Inventory consists of the following:

	December 31,
	2006	2005
Work-in-process	$1,885	$1,304
Parts and components	1,271	1,047

	$3,156	$2,351

3. Property and Equipment
     Property and equipment consists of the following:

	December 31,
	2006	2005
Lab and computer equipment	$2,582	$2,308
Office equipment	1,027	943
Transportation equipment	156	458
Furniture and fixtures	11	15
Leasehold improvements	341	294

	4,117	4,018
Less accumulated depreciation	2,948	2,889

Property and equipment, net	$1,169	$1,129

4. Accrued Expenses
     Accrued expenses consists of the following:

	December 31,
	2006	2005
Accrued contract costs	$146	$209
Accrued compensation	1,434	1,257
Accrued commissions	197	235
Accrued royalties	54	59
Accrued warranty	359	319
Accrued DTC settlement costs	33	67
Other accruals	566	244

	$2,789	$2,390

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
5. Short term bank financing
     During 2006, the Company established a $500 line of credit with interest payable on the outstanding balance at the bank’s prime rate plus one half percent (8.75% at December 31, 2006), and secured by the assets of the Company. The outstanding balance due at December 31, 2006 was $400.
6. Related Party Transactions
     Engineering and the Parent have an agreement, whereby Engineering purchases from the Parent electrical and mechanical production services. In addition, the Parent provides other administrative services, including but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support. Engineering pays the Parent for these services based upon a rate of cost of production services plus 18%. Engineering is leasing office space from the Parent on an annual basis, for a rental of $71 per year. These agreements are to be evaluated on an annual basis, and are intended to be at market value.
     The Company was charged $231, $200 and $266 in 2006, 2005 and 2004, respectively, by the Parent for administrative services. Ze’ev Stein Properties, Ltd, an Israeli corporation wholly-owned by the Company’s Chairman of the Board, charged $133 to the Company under a management services agreement in 2006 and 2005, respectively.
     Included in cost of revenues for the years ended December 31, 2006, 2005 and 2004 are approximately $1,260, $1,069, and $1,414, respectively, relating to the production services provided by the Parent.
7. Commitments and Contingencies
     The Company leases its operating facilities and certain equipment under noncancelable operating lease agreements which expire in various years through 2012. Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $642, $559, and $567, respectively. Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more are as follows: for the years ended December 31, 2007, $365, for 2008, $203, for 2009, $78, for 2010, $78, for 2011, $78 and $20 thereafter.
     As a result of the Company’s Consent Agreement with the Office of Defense Trade Controls Compliance, Director of Defense Trade Controls, (DDTC), which settled its statutory debarment prohibiting direct and indirect exports of International Trade in Arms Regulations products, the Company has agreed to pay a penalty of $100 in three equal annual installments. In 2006 and 2005 the Company made payments of $33. The remaining $33 has been accrued.
     At December 31, 2006, the Company has outstanding letters of credit totaling $1,454.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
8. Segment and Geographic Information
     The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the years ended December 31, 2006, 2005, and 2004:

	North America	Europe	Asia	Total
2006
Sales to unaffiliated customers	$13,756	$9,468	$6,217	$29,441
Cost of Sales to unaffiliated customers	8,837	7,950	3,963	20,750

Gross profit unaffiliated customers	$4,919	$1,518	$2,254	$8,691

Net property and equipment	$713	$456	$—	$1,169

Total assets	$9,704	$7,823	$—	$17,527

2005
Sales to unaffiliated customers	$13,767	$2,980	$6,158	$22,905
Cost of Sales to unaffiliated customers	9,361	2,176	4,003	15,540

Gross profit unaffiliated customers	$4,406	$804	$2,155	$7,365

Net property and equipment	$533	$596	$—	$1,129

Total assets	$9,054	$5,660	$—	$14,714

2004
Sales to unaffiliated customers	$12,428	$4,010	$4,747	$21,185
Cost of Sales to unaffiliated customers	8,317	2,370	2,880	13,567

Gross profit unaffiliated customers	$4,111	$1,640	$1,867	$7,618

Net property and equipment	$603	$773	$—	$1,376

Total assets	$6,973	$6,143	$—	$13,116

     In table above “North America” includes all domestic operations, and “Europe” includes subsidiaries in Germany and Israel.
9. Income Taxes
     Pretax income for the years ended December 31 was taxed in the following jurisdictions:

	2006	2005	2004
Domestic	$463	$360	$778
Foreign	637	14	205

	$1,100	$374	$983

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
9. Income Taxes (continued)
     The tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities consist of the following:

	December 31,}
	2006	2005
Deferred tax assets:
Net operating loss and credit carryforwards	$2,432	$1,883
Allowance for doubtful accounts	78	60
Long-term contracts	—	735
Accrued compensation	93	69
Foreign, including German net operating loss carryforwards	923	875
Goodwill	29	45

Total deferred tax assets	3,555	3,667

Deferred tax liabilities:
Long-term contracts	(53)	—
Purchase accounting basis differences	(124)	(124)

Total deferred tax liabilities	(177)	(124)

Net deferred tax asset	3,378	3,543
Valuation allowance	(2,371)	(2,756)

Net deferred tax asset	$1,007	$787

     As of December 31, 2006, the Company has net operating loss carryforwards of approximately $7,100 for federal income tax purposes which expire through 2023. The Company also has a German net operating loss carryforward of approximately $1,735 which will be available indefinitely.
     As of December 31, 2006, the Company has net operating loss carryforwards of approximately $283 and tax credits of approximately $114, which the Company acquired in its acquisition of Flam & Russell, Inc. The tax benefit of these losses and credits may be limited both in time and amount due to limitations imposed by Section 382 of the Internal Revenue Code. These net operating loss and credit carryforwards expire during various dates through 2009.
     The Company decreased its valuation allowance on its deferred tax asset $385 during 2006 as a result of projected future taxable income. At December 31, 2006 the valuation allowance totals $2,371 Management has determined to maintain a valuation allowance due to the uncertainty with regard to the Company’s ability to continue to generate sufficient taxable income in the U.S. and Germany in the future to realize this deferred tax asset.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
9. Income Taxes (continued)
The components of income tax expense (benefit) are as follows:

	Year ended December 31,
	2006	2005	2004
Current:
Federal	$21	$99	$—
Foreign	137	63	61

	158	162	61

Deferred:
Federal	(235)	(450)	—
Foreign	16	44	(30)

	(219)	(406)	(30)

Total income tax (benefit) expense	$(61)	$(244)	$31

     A reconciliation of income tax expense at the U.S. Federal statutory tax rate and the actual income tax expense is as follows:

	Year ended December 31,
	2006	2005	2004
Statutory U.S. Federal rate	$374	$125	$334
Utilization of foreign loss carryforwards	(34)	—	—
Book/tax differences	(151)	76	(265)
Increase (decrease) in valuation allowance	(235)	(450)	(41)
Foreign rate difference	(16)	—	2
Other, net	1	5	1

	$(61)	$(244)	$31

10. Research and Development
     Under the terms of the Chief Scientist grant, the Company is obligated to pay royalties at a rate of 2% of revenues generated from the sale of certain products up to the amount of the grant. For the years ended December 31, 2006, 2005, and 2004, royalties under this program were approximately $2, $10 and $56, respectively. At December 31, 2006 the Company had an outstanding contingent obligation to the Chief Scientist of $504. Such contingent obligation is payable in future periods based upon annual sales of products developed under the grants.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
11. Retirement Plans
     The Company has retirement plans which cover substantially all employees who have attained the age of 21 and have completed 3 months of service. Eligible employees make voluntary contributions to the plans up to specified percentages of their annual compensation as defined in the plans. Under the plans, the Company makes discretionary matching contributions determinable each plan year and additional contributions based on annual eligible compensation for each participant. The plans are funded on a current basis. For the years ended December 31, 2006, 2005 and 2004, the Company’s contributions to the plans were $82, $27 and $72, respectively.
12. Long-Term Contracts
     Long-term contracts in process accounted for using the percentage-of-completion method are as follows:

	December 31,
	2006	2005
Accumulated expenditures on uncompleted contracts	$16,869	$8,410
Estimated earnings thereon	3,673	2,290

	20,542	10,700
Less: applicable progress billings	19,997	12,461

Total	$545	$(1,761)

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted contracts in excess of billings	$1,480	$936
Billings on uncompleted contracts in excess of costs and estimated earnings	(935)	(2,697)

	$545	$(1,761)

13. Stock Option Plan
     During March 1997, the Board of Directors adopted, and the Company’s Stockholders approved, the Company’s 1997 Equity Incentive Plan (the “Incentive Plan”) which provides for awards of 800,000 shares of the Company’s stock. Options granted generally vest over five years and typically have a life of ten years. The purpose of the Incentive Plan is to promote the long-term retention of the Company’s key employees and certain other persons who are in a position to make significant contributions to the success of the Company. The Incentive Plan permits grants of incentive stock options (“ISOs”), options not intended to qualify as ISOs (“nonqualified options”), stock appreciation rights (“SARs”), restricted, unrestricted and deferred stock awards, performance awards, loans and supplemental cash awards, and combinations of the foregoing (all referred to as “Awards”).
     Effective December 31, 2005, the Board of Directors approved acceleration of the vesting of all outstanding unvested options so that all such options shall be deemed fully vested as of that date.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
13. Stock Option Plan (continued)
     Detail information concerning the Incentive Plan is as follows at December 31:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Options Authorized	800,000		800,000		800,000

Outstanding, beginning of year	682,700	$2.95	647,200	$2.93	717,350	$3.26
Options granted	15,000	3.00	39,500	3.00	60,000	1.35
Options forfeited	(7,500)	3.00	(4,000)	3.00	(130,150)	3.78

Options outstanding, end of year	690,200	$2.95	682,700	$2.95	647,200	$2.93

Options exercisable, end of year	675,700	$2.95	682,700	$2.95	480,975	$3.10

	2006	2005	2004
Weighted average remaining contractual life (years)	3.84	4.76	5.43

Weighted average fair value of options granted at market value	$—	$—	$—

Range of exercise prices per share, options outstanding	$1.35-$6.63	$1.35-$6.63	$1.35-$6.63

     During the years ended December 31, 2005 and 2004, the Company elected to follow APB 25 and the related interpretations in accounting for stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, requires the use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the Company’s stock options equals or exceeds the market price of the underlying common stock on the date of grant, no compensation expense was recognized.
     Pro-forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for stock options under the fair value method of SFAS 123. The fair value for the Company’s stock options granted is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005 and 2004; risk-free interest rate of 5.5%; no expected dividend payments; volatility factor of the expected price of the Company’s common stock, based on historical volatility, of 101.0%; and a weighted-average expected life of the option of 7 years.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
13. Stock Option Plan (continued)
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option models require the input of highly subjective assumptions including future stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management’s opinion, the Black-Scholes model does not necessarily provide a reliable measure of the fair value the Company’s stock options.
     During the first quarter of 2006, the Company adopted FASB Statement 123(R) which supersedes APB 25 (see Note 1). Compensation expense for options granted in 2006 was insignificant.
14. Stockholders’ Equity
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
Preferred Stock
     The Company’s Board of Directors may, without further action by the Company’s stockholders, from time to time, direct the issuance of shares of Preferred Stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series. The holders of Preferred Stock would normally be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the Common Stock. The issuance of Preferred Stock could decrease the amount of earnings and assets available for distribution to the holders of Common Stock or could adversely affect the rights and powers, including voting rights, of the holders of Common Stock.
Treasury Stock
     On June 24, 1998, the Company’s Board approved the repurchase of up to 300,000 shares of its stock. The Company repurchased 82,900 shares for $243 as of December 31, 2006. The treasury shares have been recorded at cost.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
15. Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data is as follows:

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	2006	2006	2006	2006
Contract revenues	$7,529	$7,280	$6,964	$7,668
Gross profit	2,311	1,898	2,121	2,361
Net income	289	79	243	550
Income per share — basic and diluted	0.05	0.01	0.04	0.09

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	2005	2005	2005	2005
Contract revenues	$6,213	$5,331	$4,926	$6,435
Gross profit	1,924	1,604	1,719	2,118
Net income (loss)	142	(48)	(26)	550
Income per share — basic and diluted	0.02	(0.01)	(0.00)	0.09

Schedule II — Valuation and Qualifying Accounts
ORBIT/FR, Inc. and Subsidiaries
December 31, 2006

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of period	Expenses	Deductions	period
Year ended December 31, 2006
Allowance for doubtful accounts	$168,376	$101,099	0	$269,475
Year ended December 31, 2005
Allowance for doubtful accounts	166,376	30,581	28,581	168,376
Year ended December 31, 2004
Allowance for doubtful accounts	187,426	180,988	202,038	166,376