Form 10-K/A
period 2006-12-31
ORBIT FR INC
filed 2007-04-30
CIK 1037115

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                     to
Commission File Number 0-22583
ORBIT/FR, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	23-2874370
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

506 Prudential Road, Horsham, PA	19044
(Address of Principal Executive Offices)	(Zip Code)
(215) 674-5100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
     Indicate by check mark in the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.      Yes ☐     No ☑
     Indicate by check mark in the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the act.      Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.
     Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act of 1934.
Large accelerated filer ☐      Accelerated Filer ☐      Non- Accelerated Filer ☑
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act)      Yes ☐      No ☑
     As of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $4,879,335 (based on the closing price of the Common Stock on June 30, 2006 of $2.12 per share). The information provided shall in no way be construed as an admission that any officer, director, or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission. As of April 30, 2007, 6,001,573 shares of Common Stock were outstanding.

EXPLANATORY STATEMENT
     This Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K of ORBIT/FR, Inc. (the “Company”) for the fiscal year ended December 31, 2006, for the purpose of adding information under Items 10, 11, 12, 13 and 14 of Part III.

-i-

-ii-

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors
The following table sets forth the name, age and principal occupation of each director.

		DIRECTOR
NAME	AGE	SINCE	PRINCIPAL OCCUPATION
Ze’ev Stein	54	1996	Chairman of the Board of Directors of the Company
Uri Jenach	53	1999	General Manager of SophistiPak Ltd., Netanya, Israel
Doron Ginat	38	2002	General Manager of Netivey Gemel Ltd., Israel
Dan Goffer	55	2004	Managing partner of Goffer, Guilman & Co., CPAs
     Ze’ev Stein has served as a director of the Company and its predecessor since March 1996 and began serving as Chairman of the Board of Directors in October 1998. Mr. Stein served as acting Chief Executive Officer of the Company from October 1998 to October 2001. He has also served as a director of the Company and its predecessor since March 1996 and currently acts as Chairman of the Board of the Company’s wholly owned subsidiary, ORBIT/FR, Engineering, Ltd (“Engineering”). Since July 1994, Mr. Stein has served as a Director of Orbit-Alchut Technologies, Ltd., a publicly traded company in Israel which was founded in 1950 and which is the parent of the Company (“Alchut”). Since September 1996, Mr. Stein has also served as the Vice-President of Operations of Alchut. From 1991 to 1996, Mr. Stein was the General Manager of Stein Special Art, Ltd., located in Ra’anana, Israel.
     Uri Jenach was named a director of the Company in November 1999, and has served as the General Manager of SophistiPak LTD, an engineering and packaging consulting company since 1993. Since 1996, Mr. Jenach has served as a director of Orbit FR Engineering, Ltd., an Israeli corporation, which is the wholly owned subsidiary of Technologies. Mr. Jenach also serves as a director of Orbit Avionics, Ltd., which is a wholly owned subsidiary of Alchut.
     Doron Ginat was named a directors in June 2002 and has served as the General Manager of Netivey Gemel Ltd. since December 2000. From 1997 to December 2000, Mr. Ginat was the General Manager of the Pension & Insurance Fund of the Construction Workers. Prior to 1997, Mr. Ginat was an Economic Advisor of the General Manager of the Israeli Ministry of Infrastructure, along with serving in the Israeli Military.
     Dan Goffer was named a director in June 2002 and is the managing partner of Goffer, Guilman & Co., CPAs of Tel Aviv, Israel. Mr. Goffer specializes in analytical auditing and computer consulting implementations.
Executive Officers and Key Employees of the Company
     Information concerning the Company’s executive officers and key employees is set forth in Item 4.1 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007 and is incorporated by reference into this amendment to such Annual Report on Form 10-K/A.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the United Stated Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during fiscal year 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent stockholders were complied with.
Code of Ethics
     The Company has adopted the ORBIT/FR, Inc. Employee Ethics Policy that applies to all of its officers and employees. If the Company makes any amendment to a provision of the Employee Ethics Policy that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, or grants any waiver from a provision of the Employee Ethics Policy that applies to any such persons, any such amendment or waiver will be publicly disclosed as required by applicable law.
     A copy of the ORBIT/FR, Inc. Employee Ethics Policy was filed with the Securities and Exchange Commission on March 30, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and will be provided to any person without charge, upon request, by contacting the Company either through mail at ORBIT/FR, Inc., 506 Prudential Road, Horsham, Pennsylvania 19044, or by phone at (215) 674-5100.
Information Regarding Corporate Governance
Committees of the Board of Directors
     The Board of Directors has maintained a standing Compensation Committee, Audit Committee and Executive Committee.
     The Compensation Committee of the Board of Directors, subject to the approval of the Board of Directors, determines the compensation of the Company’s executive officers and oversees the administration of executive compensation programs. The Compensation Committee is comprised of Mr. Ginat, Mr. Jenach and Mr. Goffer, each of whom the Board of Directors has determined to be independent.
     The Audit Committee recommends outside accountants, reviews the results and scope of the annual audit, the services provided by the Company’s independent auditors and the recommendations of the auditors with respect to the Company’s accounting systems and controls. During 2006, the Audit Committee conducted one meeting via conference call. Representatives of the Company’s independent auditing firm, Hoberman, Miller, Goldstein, and Lesser, P.C., (“Hoberman, Miller”) participated in these meetings and discussed their audit of the Company’s financial statements. The Audit Committee is comprised of Mr. Ginat, Mr. Jenach and Mr. Goffer, each of whom the Board of Directors has determined to be independent.
     The Executive Committee, which consists of Mr. Jenach, who has been determined to be independent by the Board of Directors, has, and may exercise, all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation to the fullest extent permitted by Delaware General Corporation Law.
Audit Committee Financial Expert
     The Board of Directors has determined that Mr. Goffer is an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission.
Stockholder Nominations
     The Company has not adopted any procedures by which the holders of the Company’s securities may recommend nominees to the Company’s Board of Directors.

Item 11. Executive Compensation.
Compensation Discussion and Analysis
Compensation Philosophy
     The Company’s compensation program generally is designed to motivate and reward our executive officers and other personnel responsible for attaining financial objectives that will contribute to the overall goal of enhancing stockholder value. In administering the program, the Compensation Committee assesses the performance of our business and our employees relative to those objectives. The Company’s compensation program generally provides incentives to achieve annual and longer term objectives. The principal elements of the compensation plan include base salary, cash bonus awards and stock awards in the form of grants of stock options. These elements generally are blended in order to provide compensation packages which provide competitive pay, reward the achievement of financial objectives and align the interests of our executive officers and other high level personnel with those of our stockholders.
Compensation Program
     Base Salary. Base salary levels for executive officers are determined annually. In setting base salaries for officers and employees, the Compensation Committee considers the experience of the individual, the scope and complexity of the position, our size and growth rate, profitability, and the compensation paid by our competitors. The Compensation Committee generally approves, based upon in appropriate circumstances the recommendations of Israel Adan, the Company’s Chief Executive Officer, the base salaries that are paid to the Company’s executive officers other than Mr. Adan, which is always approved by the Compensation Committee. Overall, the Compensation Committee believes that the base salaries of its executive officers are approximately competitive with median base salary levels for similar positions with our peer companies. The Compensation Committee approved salary adjustments in [December 2006], effective January 1, 2007, for Messrs. Lubbe, Aubin, Campbell and Bates of $3,307, $3,869, $3,620, $3.369, respectively.
     Bonuses. The Company’s executive officers are eligible to receive bonus awards designed to motivate them to attain short-term and longer-term corporate and individual management goals. Bonuses are based on the attainment of specific Company performance measures established by the Compensation Committee early in the fiscal year, and by the achievement of specified individual performance objectives and the degree to which each executive officer contributes to the overall success of the Company and the management team. The discretionary annual bonus is paid in cash in an amount reviewed and approved, in appropriate circumstances on the recommendation of Mr. Adan, by the Compensation Committee and is ordinarily paid in the first quarter following the completion of each fiscal year. For the year ended December 31, 2006, bonuses were awarded to each of Messrs. Adan, Lubbe, Aubin, Campbell and Bates in the amounts of $30,000, $14,000, $17,500, $17,500 and $12,000, respectively.
     Stock Awards. To promote the Company’s long-term objectives, stock awards are made to directors, officers and employees who are in a position to make a significant contribution to our long-term success. The stock awards are made to directors, employees and consultants pursuant to our 1997 Stock Option Plan, in the form of qualified and nonqualified stock options with a exercise price of the market price of the Company’s common stock on the date of grant. The Compensation Committee has discretion to determine which employees and consultants will be granted stock options, the number of shares to be optioned and the terms and conditions of such options. The full Board of Directors conducts the administration of the option plan with respect to options granted to directors or to executive officers. Options currently outstanding generally vest over a five year period. In selecting recipients and the size of grants, the Compensation Committee considers various factors such as the potential of the recipient, the salary of the recipient and competitive factors affecting our ability to attract and retain employees, prior grants, a comparison of awards made to officers in comparable positions at similar companies and the performance of our business. The Company did not grant any stock options to executive officers in the year ended December 31, 2006.

Compensation Committee Report
     The Compensation Committee of the Company’s Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K, as amended.
Members of the Compensation Committee
Uri Jenach
Doron Ginat,
Dan Goffer
Director Compensation
     The following table shows certain information with respect to the compensation of all non-employee directors of the Company for the year ended December 31, 2006.

	Fees Earned or
	Paid in Cash	Total
Name	($)	($)
Ze’ev Stein (1)	257,000	257,000

Uri Jenach	15,500	15,500

Doron Ginat	15,046	15,046

Dan Goffer	18,980	18,980

(1)	Mr. Stein’s compensation for his service as a director of both the Company and its subsidiary, Engineering, is paid to him, directly and indirect through an entity owned by Mr. Stein, pursuant to agreements which are described below.
     Directors not receiving compensation as an officer or employee of the Company, or under a specific agreement, receive $5,000 per year plus stock options upon being named a director. These Directors are entitled to receive up to $750 per meeting, depending upon whether the director attends the meeting in person or participates in the meeting telephonically.
     Effective January 1, 2003, the Company entered into a management services agreement with an Israeli corporation wholly owned by Mr. Stein. In consideration for services provided by Mr. Stein as Chairman of the Board of Directors of the Company, the Company pays the management company annual fees for Mr. Stein’s service of $133,000, payable in monthly installments of $11,083 (plus VAT if applicable). The management services agreement may be terminated by either party upon appropriate written notice. Pursuant to another agreement, Mr. Stein acts as Chairman of the Board of the Company’s wholly owned subsidiary, ORBIT/FR, Engineering, Ltd., whereby Mr. Stein is paid an annual fee of $79,000. In addition, Mr. Stein was paid a $45,000 bonus by Engineering. Under both agreements, Mr. Stein is subject to certain non-disclosure, non-solicitation and non-competitive covenants.

Compensation Tables and Related Information
     The following tables and footnotes set forth information, for the year ended December 31, 2006, concerning compensation awarded to, earned by or paid to the Company’s (i) Chief Executive Officer, (ii) Chief Financial Officer, and (iii) each of our three other most highly compensated executive officers in 2006 (the “Named Executive Officers”).
Summary Compensation Table

				All Other
Name and Principal		Salary	Bonus	Compensation	Total
Position	Year	($)	($)	($)	($)
Israel Adan,
Chief Executive Office (Principal Executive Officer)	2006	185,651	30,000	3,151	218,802

Dave Lubbe,
Chief Financial Officer (Principal Financial Officer)	2006	109,025	14,000	2,422	125,447

John Aubin,
Vice President – Chief Technology Officer	2006	127,666	17,500	2,827	147,993

William Campbell,
Vice President, Engineering and Program Management	2006	119,480	17,500	1,041	138,021

Mark Bates,
Vice President, Software Development, USA	2006	111,212	12,000	2,474	125,686
Grants of Plan Based Awards
     The Company did not grant any plan-based awards to its Named Executive Officers during the year ended December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercise	Unexercised	Option
	d Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Israel Adan	60,000	—	$3.00	2/15/12

	60,000	—	1.35	10/1/14

Dave Lubbe	7,000	—	3.00	9/3/07

	13,000	—	3.00	7/14/10

	5,000	—	3.00	1/28/11

John Aubin	20,000	—	3.00	3/5/12

William Campbell	15,000	—	3.00	11/25/12

Mark Bates	7,000	—	3.00	6/17/07

	3,000	—	3.00	12/16/08

	4,000	—	3.00	3/24/09

	11,000	—	3.00	4/11/10

	5,000	—	3.00	1/28/11
Options Exercised and Stock Vested
     None of the Named Executive Officers exercised any of their respective stock options during the year ended December 31, 2006.
Employment Agreement
     Effective October 15, 2001, the Company entered into an employment agreement with Israel Adan, pursuant to which Mr. Adan was named President and Chief Executive Officer of the Company. The agreement calls for Mr. Adan to receive a base salary of $150,000 which is adjusted annually thereafter, and provides that Mr. Adan may be entitled to an annual bonus upon achievement of certain annual objectives established by the Compensation Committee of the Company’s Board of Directors. Mr. Adan was also granted an option to purchase 60,000 shares of common stock at exercise prices of $3.00 per share. Mr. Adan’s employment agreement may be terminated by the Company for cause, which is defined as the material breach of the employment agreement by Mr. Adan or if Mr. Adan commits a material act of dishonesty or a material breach of trust or a fiduciary obligation with respect to the Company. Under the employment agreement, Mr. Adan is subject to certain non-disclosure, non-solicitation and non-competitive covenants. Effective June 20, 2004, Mr. Adan’s employment agreement was amended and restated to provide Mr. Adan with the right to receive a bonus payment in certain circumstances in the event of a change in control as defined in the agreement, or the sale of one or more of the Company’s business units.

Compensation Committee Interlocks and Insider Participation
     During fiscal year 2006, the members of the Company’s Compensation Committee consisted of Mr. Jenach, Mr Ginat and Mr. Goffer. None of Mr. Jenach, Mr Ginat and Mr. Goffer was, during fiscal year 2006, an officer or an employee of the Company. In addition, none of the Company’s executive officers serves as a member of the board of directors or compensation committee of any company that has an executive officer serving as a member of the Company’s Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table sets forth, as of April 30, 2007, certain information with regard to beneficial ownership (as determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) of outstanding shares of the Company’s Common Stock by (i) each person known by the Company to beneficially own five percent (5%) or more of the outstanding shares of the Company’s Common Stock, (ii) each director and Named Executive Officer (as defined below) individually and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, the address of each of the persons named in the following table is c/o Orbit/FR, Inc., 506 Prudential Road, Horsham, Pennsylvania 19044.

		Percentage of
	Total Number of	Class of
	Shares of Common	Common Stock
	Stock Beneficial	Beneficially
Name and Address of Beneficial Owner	Owned (1)	Owned (1)
Five Percent (5%) or more Beneficial Owners Orbit-Alchut Technologies, Ltd. (2)	3,700,000	61.8%
P.O. Box 3171 Industrial Zone Netanya 42131 Israel

Wellington Trust Company, NA	328,090	5.39%
c/o Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109

Directors Ze’ev Stein (3)	3,730,000	61.8%
P.O. Box 3171 Industrial Zone Netanya 42131 Israel

Uri Jenach (4)	30,000	*

Doron Ginat (5)	30,000	*

Dan Goffer (6)	30,000	*

Named Executive Officers Israel Adan (7)	120,000	*

John Aubin (8)	20,000	*

William Campbell (9)	15,000	*

Dave Lubbe (10)	25,000	*

Mark Bates (11)	30,000	*

All executive officers and directors as a	4,030,000	66.2%
group 9 persons) (12)

*	Less than 1% of the outstanding Common Stock.

(1)	The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days of April 30, 2007. Beneficial ownership may be disclaimed as to certain of the securities.

(2)	Represents shares beneficially owned after the Company’s initial public offering effective June 17, 1997.

(3)	Includes 3,700,000 shares held by Orbit-Alchut Technologies, Ltd. Mr. Stein is a director and 57% beneficial stockholder of Orbit-Alchut Technologies, Ltd. Also includes 30,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Stein.

(4)	Represents 30,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Jenach.

(5)	Represents 30,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Ginat.

(6)	Represents 30,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Goffer.

(7)	Represents 120,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Adan.

(8)	Represents 20,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Aubin.

(9)	Represents 15,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Campbell.

(10)	Represents 25,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Lubbe.

(11)	Represents 30,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Bates.

(12)	Represents the information contained in the notes above, as applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Review, Approval or Ratification of Transactions with Related Persons
     The Board of Directors has adopted a policy regarding the review and approval of transactions with related persons, which provides that certain transactions in which the Company is a party must be approved by (i) the Audit Committee, and (ii) to the extent such transaction involves compensation, also by the Compensation Committee. Those transactions that require review and approval include transactions to which any executive officer, or board member or board member nominee, or any immediate family member or affiliate of any of the foregoing, is a party with the Company. Types of transactions excluded by the policy include transactions generally available to all of our employees and transactions involving solely matters of executive compensation, which transactions need only to be approved by our compensation committee.
     Transactions subject to review under this policy may proceed if the Audit Committee finds that the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party, and, to they extent they involve compensation, if they are also approved by the Compensation Committee.
Transactions with Related Persons during Fiscal Year 2006
     The Company was charged approximately $231,000 during fiscal year 2006 by its parent, Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation (the “Parent”), for administrative services. The Company also was charged approximately $1,260,000 for production services provided by Parent during fiscal year 2006. Mr. Stein beneficially owns approximately 56% of the outstanding equity of Parent, is a director of Parent and is the Vice-President of Operations of Parent.
     The Company was charged approximately $133,000 under a management services agreement during fiscal year 2006 by Ze’ev Stein Properties, Ltd, an Israeli corporation that is wholly-owned by Mr. Stein.
Director Independence
     The Board uses the standards set forth in rules promulgated by The NASDAQ Stock Market LLC in determining the independence of each member of its Audit Committee and its Compensation Committee. Applying these standards, the Board has determined that other than Mr. Stein, all members of the Company’s Audit Committee are each “independent” (as independence for audit committee members is currently defined under Rule 4350(d)(A)(i) and Rule 4350(d)(A)(ii) of the NASDAQ Manual).
     Our Board of Directors affirmatively determines the independence of each director and nominee for election as a director using the standards set forth in rules promulgated by The NASDAQ Stock Market LLC for determining the independence of a director, including the consideration of any relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the director’s responsibilities as a member of the Board. During the Board’s annual review of director independence, the Board determined that other than Mr. Stein, all of our directors are independent. Our Board determined that each of Mr. Jenach, Mr Ginat and Mr. Goffer is an “independent director” as that term is defined under Rule 4200(a)(15) of the NASDAQ Manual.
     The Company does not currently have a separately designated nominating committee, or a committee performing similar functions. Applying the committee independence standards as set forth in the NASDAQ Manual with respect to all of the directors of the Company, Mr. Stein is not an independent director for purposes of his membership in a nominating committee, or a committee performing similar functions, were such a committee separately designated and created.

Item 14.	Principal Accountant Fees and Services.
Accountant Fees
     The following table presents fees for professional services rendered in the United States by Hoberman Miller and in Israel by Kost Forer Gabbay & Kaiserer for the audit of the Company’s annual financial statements, the review of the interim financial statements the preparation of its tax returns, and fees for consulting and other professional services rendered for 2006 and 2005.

	2006		2005
Audit Fees	$83,000		$100,000
Audit-Related Fees	28,602		2,545
Tax Fees	12,500		12,500
All Other Fees	-0	-	-0	-
Audit Committee Pre-Approval Policies and Procedures
     The Company’s Audit Committee policies and procedures require the pre-approval by the Audit Committee of all fees paid to, and all services performed by, the Company’s independent accounting firm. The Audit Committee approves the proposed services, including the nature, type, and scope of services contemplated and the related fees, to be rendered by the Company’s independent accounting firm during the year. In addition, Audit Committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee.
     Pursuant to the Sarbanes-Oxley Act of 2002, the fees and services provided as noted in the table above were authorized and approved by the Audit Committee in compliance with the pre-approval policies and procedures described herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(b) Exhibits
2.1	Stock Purchase Agreement dated March 31, 1997 by and among Advanced ElectroMagnetics, Inc., Anechoic Systems, Inc., Gabriel A. Sanchez, Barbara Sanchez and the Company. (1)

2.2	Share Exchange Agreement dated December 31, 1996 by and among Orbit-Alchut Technologies, Ltd., Orbit Advanced Systems, Ltd. and the Company. (1)

2.3	Asset Acquisition Agreement dated December 31, 1996 by and between Orbit-Alchut Technologies, Ltd. and Orbit F.R. Engineering, Ltd. (1)

2.4	Inventory Acquisition Agreement dated January 1, 1997 by and between Orbit-Alchut Technologies, Ltd. and Orbit F.R. Engineering, Ltd. (1)

2.5	Stock Purchase Agreement dated June 28, 1996 by and among Orbit Advanced Technologies, Inc., The Samuel T. Russell Trust, Richard P. Flam, Rickey E. Hartman, Lois A. R. Charles, Dorothy Russell, John Aubin, Norma D. Kegg and Flam & Russell, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of the Company. (2)

3.2	Bylaws of the Company. (7)

4.1	Specimen Common Stock Certificate of the Company. (2)

10.1	Employment Agreement dated February 15, 1997 by and between the Company and Aryeh Trabelsi. (1)

10.2	Employment Agreement dated January 1, 1997 by and between the Company and Moshe Pinkasy. (1)

10.3	1997 Equity Incentive Plan. (1)

10.4	Services Agreement dated January 1, 1997 by and among Orbit-Alchut Technologies, Ltd., Orbit F.R. Engineering, Ltd. and the Company. (1)

10.5	ORBIT/FR Inc. non-debarment agreement dated February 15, 2000 (4)

10.6	Consulting agreement dated July 24, 2002 by and between the Company and Gurion Meltzer. (5)

10.7	Employment Agreement dated September 5, 2002 by and between the Company and Ze’ev Stein. (5)

10.8	Amended and Restated Employment Agreement dated June 20, 2003 by and between the Company and Israel Adan (5)

10.9	Management Agreement dated January 1, 2003 by and between the Company and Ze’ev Stein Properties, LTD. (6)

10.10	Consent Agreement

14.1	Employee Ethics Policy. (6)

21.1	Subsidiaries of the Registrant. (3)

24.1	Power of Attorney (included on signature page).

31.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Israel Adan, President and Chief Executive Officer. (8)

31.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Dave Lubbe, Chief Financial Officer. (8)

31.3	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Israel Adan, President and Chief Executive Officer.

31.4	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Dave Lubbe, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Israel Adan, President and Chief Executive Officer. (8)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Dave Lubbe, Chief Financial Officer.(8)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Israel Adan, President and Chief Executive Officer.

32.4	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Dave Lubbe, Chief Financial Officer.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on April 11, 1997

(2)	Incorporated by reference to Amendment 1 of the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on May 19, 1997

(3)	Incorporated by reference to Amendment 2 of the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on June 5, 1997

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2001

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2003

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2004

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on March 26, 2007

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 2, 2007

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2007	ORBIT/FR, INC.
/s/ Ze’ev Stein
Ze’ev Stein
Chairman of the Board

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 30th day of April, 2007.

Name	Title
*	Chairman of the Board
Ze’ev Stein

/s/ Israel Adan	President and Chief Executive Officer
Israel Adan	(principal executive officer)

/s/ Dave Lubbe	Chief Financial Officer
Dave Lubbe	(principal accounting and financial officer)

*	Director
Uri Jenach

*	Director
Doron Ginat

*	Director
Dan Goffer

* By:	/s/ Ze’ev Stein
Ze’ev Stein
Attorney-in-Fact