Form 10-Q
period 2007-03-31
ORBIT FR INC
filed 2007-05-15
CIK 1037115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from            to
Commission File Number 0-22583
ORBIT/FR, Inc.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	23-2874370 (I.R.S. Employer Identification No.)

506 Prudential Road, Horsham, PA (Address of principal executive offices)	19044 (Zip Code)
(215) 674-5100
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filed and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     There were 6,084,473 shares of common stock, $.01 par value, outstanding as of May 15, 2007.

ORBIT/FR, Inc.

ORBIT/FR, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31,	December 31,
	2007	2006
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$3,483	$3,901
Accounts receivable, less allowance of $215 and $269 in 2007 and 2006, respectively	2,671	5,769
Inventory	3,241	3,156
Costs and estimated earnings in excess of billings on uncompleted contracts	2,457	1,480
Income tax refunds receivable	336	336
Deferred income taxes	818	721
Other	222	151

Total current assets	13,228	15,514

Property and equipment, net	1,253	1,169
Deferred income taxes	822	463
Cost in excess of net assets acquired	381	381

Total assets	$15,684	$17,527

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,282	$2,235
Accounts payable—Parent	903	833
Accrued expenses	2,634	2,789
Short term bank financing	—	400
Customer advances	1,203	2,232
Income taxes payable	28	47
Billings in excess of costs and estimated earnings on uncompleted contracts	972	935
Deferred income taxes	641	177

Total liabilities, all current	7,663	9,648

Stockholders’ equity:
Preferred stock: $.01 par value:
Authorized shares—2,000,000
Issued and outstanding shares—none	—	—
Common stock: $.01 par value:
Authorized shares—10,000,000
Issued shares—6,084,473	61	61
Additional paid-in capital	15,173	15,173
Accumulated deficit	(6,970)	(7,112)
Treasury stock—82,900 shares	(243)	(243)

Total stockholders’ equity	8,021	7,879

Total liabilities and stockholders’ equity	$15,684	$17,527

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Three months ended March 31,
	2007	2006

Contract revenues	$6,514	$7,529
Cost of revenues	4,293	5,218

Gross profit	2,221	2,311

Operating expenses:
General and administrative	897	773
Sales and marketing	817	771
Research and development	377	410

Total operating expenses	2,091	1,954

Operating income	130	357
Other income, net	85	45

Income before income taxes	215	402
Income tax expense	73	113

Net income	$142	$289

Basic and diluted net income per share	$0.02	$0.05

Weighted average number common shares — basic	6,001,573	6,001,573

Weighted average number common shares — diluted	6,027,691	6,012,673

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three months ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income	$142	$289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	93	83
Deferred income tax benefit	8	36
Changes in operating assets and liabilities:
Accounts receivable	3,098	(203)
Inventory	(85)	(25)
Costs and estimated earnings in excess of billings on uncompleted contracts	(977)	72
Income tax refunds receivable	—	(59)
Other assets	(71)	240
Accounts payable and accrued expenses	(1,108)	591
Accounts payable—Parent	70	81
Income taxes payable	(19)	42
Customer advances	(1,029)	876
Billings in excess of costs and estimated earnings on uncompleted contracts	37	(1,304)

Net cash provided by operating activities	159	719

Cash flows from investing activities:
Purchase of property and equipment	(177)	(203)

Net cash used in investing activities	(177)	(203)

Cash flows from financing activities:
Repayment of short term notes payable	(400)	—

Net cash used in financing activities	(400)	—

Net (decrease) increase in cash and cash equivalents	(418)	516
Cash and cash equivalents at beginning of period	3,901	3,188

Cash and cash equivalents at end of period	$3,483	$3,704

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$92	$93

Cash received during the period for interest	$20	$—

See accompanying notes.

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2007
(Amounts in thousands, except share and per share data)
1. Ownership and Basis of Presentation
     ORBIT/FR, Inc. (the “Company”) was incorporated in Delaware on December 9, 1996, as a wholly owned subsidiary of Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation (hereinafter referred to as the “Parent”). The Company develops, markets and supports sophisticated automated microwave test and measurement systems for the wireless communications, satellite, automotive, aerospace/defense and electromagnetic compatibility (EMC) industries, and manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems. ORBIT/FR, Inc., a holding company, supports its world-wide customers through its subsidiaries: ORBIT/FR Engineering, LTD (hereinafter referred to as “Engineering”, Israel); ORBIT/FR Europe (Germany); Advanced Electromagnetics, Inc. (“AEMI” San Diego, CA); and Orbit Advanced Technologies, Inc. and Flam and Russell, Inc, (Horsham, PA). The Company sells its products to customers throughout Asia, Europe, Israel, and North and South America.
2. Summary of Significant Accounting Policies
Interim Financial Information
     The accompanying unaudited consolidated financial statements for the three months ended March 31, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements and footnotes should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company’s Form 10-K for the year ended December 31, 2006, filed on March 29, 2007 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2006.
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
Adoption of New Standard
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2007
(Amounts in thousands, except share and per share data)
2. Summary of Significant Accounting Policies (continued)
accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2006, the Company had income tax payable of approximately $47. The Company did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN No. 48.
The Company is no longer subject to U.S. federal and state and local income tax examinations by tax authorities for years prior to 2003.
Net Income Per Share
     Basic income per share is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted income per share is calculated by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three months ended March 31, 2007 because the effect of those securities is antidilutive.
3. Inventory
Inventory consists of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)

Work-in-process	$737	$1,885
Parts and components	2,504	1,271

	$3,241	$3,156

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2007
(Amounts in thousands, except share and per share data)
4. Property and Equipment
     Property and equipment consists of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)

Lab and computer equipment	$2,531	$2,582
Office equipment	948	1,027
Transportation equipment	234	156
Furniture and fixtures	6	11
Leasehold improvements	185	341

	3,904	4,117
Less accumulated depreciation	2,651	2,948

Property and equipment, net	$1,253	$1,169

5. Accrued Expenses
Accrued expenses consists of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)

Accrued contract costs	$144	$146
Accrued compensation	1,462	1,434
Accrued commissions	215	197
Accrued royalties	54	54
Accrued warranty	401	359
Accrued DTC settlement costs	33	33
Other accruals	325	566

	$2,634	$2,789

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2007
(Amounts in thousands, except share and per share data)
6. Long-Term Contracts

	March 31,	December 31,
	2007	2006
	(Unaudited)

Accumulated expenditures on uncompleted contracts	$14,275	$16,869
Estimated earnings thereon	3,856	3,673

	18,131	20,542
Less: applicable progress billings	16,646	19,997

Total	$1,485	$545

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted contracts in excess of billings	$2,457	$1,480
Billings on uncompleted contracts in excess of costs and estimated earnings	(972)	(935)

	$1,485	$545

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
March 31, 2007
(Amounts in thousands, except share and per share data)
8. Segment and Geographic Information
     The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three months ended March 31, 2007 and 2006.

Three months ended March 31, 2007	North America	Europe	Asia	Total

Sales to unaffiliated customers	$2,869	$1,486	$2,159	$6,514
Cost of sales to unaffiliated customers	1,618	1,169	1,506	4,293

Gross profit from unaffiliated customers	$1,251	$317	$653	$2,221

Three months ended March 31, 2006	North America	Europe	Asia	Total

Sales to unaffiliated customers	$4,001	$1,541	$1,987	$7,529
Cost of sales to unaffiliated customers	2,512	1,455	1,251	5,218

Gross profit from unaffiliated customers	$1,489	$86	$736	$2,311

     In table above “North America” includes all United States operations, and “Europe” includes subsidiaries in Germany and Israel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     Certain information contained in this Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the Company’s financial condition, results of operations and liquidity and capital resources and statements as to management’s beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company’s filings with the Securities and Exchange Commission including in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).
Results of Operations
     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three-months ended March 31,
	2007	2006
	(Unaudited)

Revenues	100.0%	100.0%
Gross profit	34.1	30.7
General and administrative	13.8	10.3
Sales and marketing	12.5	10.2
Research and development	5.8	5.5
Operating income	2.0	4.7
Income before income tax expense	3.3	5.3
Net income	2.2	3.8
Three months ended March 31, 2007 compared to three months ended March 31, 2006.
     Revenues. Revenues for the three months ended March 31, 2007 were approximately $6.5 million compared to approximately $7.5 million for the three months ended March 31, 2006, a decrease of approximately $1.0 million. Revenues from the wireless and EMC markets decreased approximately $1.3 million and $45,000, respectively, while revenues from the defense, automotive, satellite, and university markets increased approximately $204,000, $49,000, $34,000 and $27,000, respectively. Geographically, revenues from North America and Europe decreased approximately $1.1 million and $54,000, respectively, while Asian revenues increased approximately $171,000. The reduction in revenues recognized during the three months ended March 31, 2007 over prior year levels were a result of lower beginning backlog and the cancellation of a U.S. Defense contract, which was partially offset by significant completion of a European defense contract.

     Cost of revenues. Cost of revenues for the three months ended March 31, 2007 was approximately $4.3 million compared to approximately $5.2 million for the three months ended March 31, 2006, a decrease of approximately $900,000. Gross margin for the three months ended March 31, 2007 were approximately 34% compared to 31% for the three months ended March 31, 2006. The higher margin percentage in 2007 is a largely a result of a greater mix of higher margin software deliveries during the three months ended March 31, 2007 and the reduction of revenues and cost of revenues related to the cancellation of a U.S. defense contract.
     General and administrative expenses. General and administrative expenses for the three months ended March 31, 2007 were $897,000 compared to $773,000 for the three months ended March 31, 2006, an increase of approximately $124,000 or 16%. The Company incurred significant export compliance costs during the period, and also incurred costs related to the relocation of its European business unit. As a percentage of revenues, general and administrative expenses increased to 13.8% for the three months ended March 31, 2007 from 10.3% for the three months ended March 31, 2006.
     Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2007 were $817,000 compared to $771,000 for the three months ended March 31, 2006, an increase of approximately $46,000 or 6%. The increased sales and marketing expenses were largely due to the Company’s continued marketing efforts in Asia. As a percentage of revenues, sales and marketing expenses increased to 12.5% for the three months ended March 31, 2007, from 10.2% for the three months ended March 31, 2006.
     Research and development expenses. Research and development expenses for the three months ended March 31, 2007 were $377,000 compared to $410,000 for the three months ended March 31, 2006, a decrease of approximately $33,000 or 8%. Decreased 2007 costs are a result of significant costs incurred during the three months ended March 31, 2006 for product enhancements intended to improve performance, and the Company’s production efficiency. As a percentage of revenues, research and development expenses increased to 5.8% for the three months ended March 31, 2007 from 5.5% for the three months ended March 31, 2006.
     Other income, net. Other income, net for the three months ended March 31, 2007 was approximately $85,000 compared to a $45,000 for the three months ended March 31, 2006, a difference of approximately $40,000. The most significant components of the Company’s other income, net include interest income and expense, foreign currency translation gains and losses and other non operating transactions.
     Income taxes. Income tax expense for the three months ended March 31, 2007 and 2006 was $73. The Company records income tax expense on profitable operations and income tax benefits on losses recorded by its foreign subsidiaries where applicable.
Liquidity and Capital Resources
     Net cash provided by operating activities during the three months ended March 31, 2007 was $159,000 compared to $719,000 provided during the three months ended March 31, 2006. Reduction of the Company’s accounts receivables provided approximately $3.1 million of operating cash during the three months ended March 31, 2007, compared to $203,000 used during the three months ended March 31, 2006. Changes in the Company’s costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and accrued expenses, and customer advances used approximately $977,000, $1.1 million and $1.0 million, respectively, in operations during the three months ended March 31, 2007, compared to $72,000, $591,000 and $876,000, respectively, provided during the three months ended March 30, 2006.

     Net cash used in investing activities during the three months ended March 31, 2007 for the purchase of property and equipment was $177,000 compared to $203,000 during the three months ended March 31, 2006.
     Net cash used in financing activities during the three months ended March 31, 2007 for the repayment of short term notes payable amounted to $400,000.
     The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the three months ended March 31, 2007, approximately 84% of the Company’s revenues were billed in U.S. dollars. Substantially all of the costs of the Company’s contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company’s Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.
Inflation and Seasonality
     The Company does not believe that inflation or seasonality has had a significant effect on the Company’s operations to date.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at March 31, 2007, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer previously concluded that as of March 31, 2007, these controls and procedures were effective.

(b)	Change in Internal Control. There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is not currently subject to any material legal proceedings and is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company’s business, operating results, or financial condition.
Item 1A. Risk Factors
     In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceed—Not applicable
Item 3. Defaults upon Senior Securities—Not applicable
Item 4. Submission of Matters to a Vote of Security Holders—Not applicable
Item 5. Other Information—Not applicable
Item 6. Exhibits
3.2	Bylaws of Orbit/FR, Inc. (incorporated by reference to Exhibit 3.2 to the Registrants Current Report on Form 8-K files on March 26, 2007).

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Israel Adan, President and Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Dave Lubbe, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Israel Adan, President and Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Dave Lubbe, Chief Financial Officer.

ORBIT/FR, Inc.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Orbit/FR, Inc.
Registrant

Date: May 15, 2007	/s/ Israel Adan
President and Chief Executive Officer

Date: May 15, 2007	/s/ Dave Lubbe
Chief Financial Officer