Form 10-Q
period 2007-06-30
ORBIT FR INC
filed 2007-08-14
CIK 1037115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
          There were 6,084,473 shares of common stock, $.01 par value, outstanding as of August 14, 2007.

ORBIT/FR, Inc.

ORBIT/FR, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30,	December 31,
	2007	2006
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$1,722	$3,901
Accounts receivable, less allowance of $215 and $269 in 2007 and 2006, respectively	4,870	5,769
Inventory	3,564	3,156
Costs and estimated earnings in excess of billings on uncompleted contracts	3,619	1,480
Income tax refunds receivable	211	336
Deferred income taxes	735	721
Other	166	151

Total current assets	14,887	15,514

Property and equipment, net	1,446	1,169
Deferred income taxes	759	463
Cost in excess of net assets acquired	381	381

Total assets	$17,473	$17,527

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,871	$2,235
Accounts payable—Parent	1,207	833
Accrued expenses	3,014	2,789
Short term bank financing	200	400
Customer advances	577	2,232
Income taxes payable	14	47
Billings in excess of costs and estimated earnings on uncompleted contracts	1,911	935
Deferred income taxes	507	177

Total liabilities, all current	9,301	9,648

Stockholders’ equity:
Preferred stock: $.01 par value:
Authorized shares—2,000,000 Issued and outstanding shares—none	—	—
Common stock: $.01 par value:
Authorized shares—10,000,000
Issued shares—6,084,473	61	61
Additional paid-in capital	15,173	15,173
Accumulated deficit	(6,819)	(7,112)
Treasury stock—82,900 shares	(243)	(243)

Total stockholders’ equity	8,172	7,879

Total liabilities and stockholders’ equity	$17,473	$17,527

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Contract revenues	$7,204	$7,280	$13,718	$14,809
Cost of revenues	4,929	5,382	9,222	10,601

Gross profit	2,275	1,898	4,496	4,208

Operating expenses:
General and administrative	832	749	1,729	1,522
Sales and marketing	865	722	1,682	1,493
Research and development	361	327	738	737

Total operating expenses	2,058	1,798	4,149	3,752

Operating income	217	100	347	456
Other income, net	23	6	108	52

Income before income taxes	240	106	455	508
Income tax expense	89	27	162	139

Net income	$151	$79	$293	$369

Basic and diluted income per share	$0.03	$0.01	$0.05	$0.06

Weighted average number basic common shares	6,001,573	6,001,573	6,001,573	6,001,573

Weighted average number diluted common shares	6,025,530	6,021,780	6,023,158	6,017,730

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$293	$369
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	191	186
Deferred income tax provision	20	12
Changes in operating assets and liabilities:
Accounts receivable	899	(740)
Inventory	(408)	(273)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,139)	(679)
Income tax refunds receivable	125	67
Other current assets	(15)	228
Accounts payable and accrued expenses	(139)	1,508
Accounts payable—Parent	374	122
Customer advances	(1,655)	685
Income taxes payable	(33)	48
Billings in excess of costs and estimated earnings on uncompleted contracts	976	(1,713)

Net cash used in operating activities	(1,511)	(180)

Cash flows from investing activities:
Purchase of property and equipment	(468)	(226)

Net cash used in investing activities	(468)	(226)

Cash flows from financing activities:
Proceeds from short term notes payable	200	—
Repayment of short term notes payable	(400)	—

Net cash used in financing activities	(200)	—

Net decrease in cash and cash equivalents	(2,179)	(406)
Cash and cash equivalents at beginning of period	3,901	3,189

Cash and cash equivalents at end of period	$1,722	$2,783

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$190	$141

Cash received during the period for interest	$31	$19

See accompanying notes.

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007
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
2. Summary of Significant Accounting Policies
Interim Financial Information
          The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements and footnotes should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company’s Form 10-K for the year ended December 31, 2006, filed on March 29, 2007 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2006.
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
June 30, 2007
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
Net Income Per Share
          Basic income per share is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted income per share is calculated by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The dilutive effect of stock options was not assumed for the three and six months ended June 30, 2007 and 2006 because the effect of those securities is antidilutive.
3. Inventory
     Inventory consists of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Work-in-process	$862	$1,885
Parts and components	2,702	1,271

	$3,564	$3,156

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007
(Amounts in thousands, except share and per share data)
4. Property and Equipment
          Property and equipment consists of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Lab and computer equipment	$2,832	$2,582
Office equipment	967	1,027
Transportation equipment	217	156
Furniture and fixtures	9	11
Leasehold improvements	139	341

	4,164	4,117
Less accumulated depreciation	2,718	2,948

Property and equipment, net	$1,446	$1,169

5. Accrued Expenses
     Accrued expenses consists of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Accrued contract costs	$379	$146
Accrued compensation	1,575	1,434
Accrued commissions	280	197
Accrued royalties	54	54
Accrued warranty	425	359
Accrued DTC settlement costs	33	33
Other accruals	268	566

	$3,014	$2,789

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007
(Amounts in thousands, except share and per share data)
6. Long-Term Contracts

	June 30,	December 31,
	2007	2006
	(Unaudited)
Accumulated expenditures on uncompleted contracts	$17,976	$16,869
Estimated earnings thereon	5,167	3,673

	23,143	20,542
Less: applicable progress billings	21,435	19,997

Total	$1,708	$545

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted contracts in excess of billings	$3,619	$1,480
Billings on uncompleted contracts in excess of costs and estimated earnings	(1,911)	(935)

	$1,708	$545

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
June 30, 2007
(Amounts in thousands, except share and per share data)
8. Segment and Geographic Information
          The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three and six months ended June 30, 2007 and 2006.

Three months ended June 30, 2007	North America	Europe	Asia	Total
Sales to unaffiliated customers	$2,457	$1,125	$3,622	$7,204
Cost of sales to unaffiliated customers	1,384	1,050	2,495	4,929

Gross profit unaffiliated customers	$1,073	$75	$1,127	$2,275

Three months ended June 30, 2006	North America	Europe	Asia	Total
Sales to unaffiliated customers	$3,178	$2,919	$1,183	$7,280
Cost of sales to unaffiliated customers	2,105	2,455	822	5,382

Gross profit unaffiliated customers	$1,073	$464	$361	$1,898

Six months ended June 30, 2007	North America	Europe	Asia	Total
Sales to unaffiliated customers	$5,326	$2,611	$5,781	$13,718
Cost of sales to unaffiliated customers	3,002	2,219	4,001	9,222

Gross profit unaffiliated customers	$2,324	$392	$1,780	$4,496

Six months ended June 30, 2006	North America	Europe	Asia	Total
Sales to unaffiliated customers	$7,180	$4,459	$3,170	$14,809
Cost of sales to unaffiliated customers	4,617	3,910	2,074	10,601

Gross profit unaffiliated customers	$2,563	$549	$1,096	$4,208

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
Results of Operations
          The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	31.6	26.1	32.8	28.4
General and administrative	11.6	10.3	12.6	10.3
Sales and marketing	12.0	9.9	12.3	10.1
Research and development	5.0	4.5	5.4	5.0
Operating income	3.0	1.4	2.5	3.1
Income before income taxes	3.3	1.5	3.3	3.4
Net income	2.1	1.1	2.1	2.5
Three months ended June 30, 2007 compared to three months ended June 30, 2006.
          Revenues. Revenues for the three months ended June 30, 2007 were approximately $7.2 million compared to approximately $7.3 million for the three months ended June 30, 2006, a decrease of approximately $76,000 or 1%. Revenues from the wireless and satellite markets increased approximately $795,000 and $30,000 respectively, while revenues from the defense, university, EMC and automotive markets decreased $517,000, $157,000, $144,000 and $83,000, respectively. Geographically, Asian revenues increased approximately $2.4 million, while European and North America revenues decreased approximately $1.8 million and $726,000, respectively from prior year levels. Revenues recognized during the three months ended June 30, 2007 were most significantly impacted by completion of large Asian defense contracts not in place during the three months ended June 30, 2006. Revenues recognized during the three months ended June 30, 2006 were most significantly impacted by extensive completion of the Company’s largest European defense contract, not completely replaced in 2007.

          Cost of revenues. Cost of revenues for the three months ended June 30, 2007 were approximately $4.9 million compared to approximately $5.4 million for the three months ended June 30, 2006, a decrease of approximately $453,000 or 8%. Gross margins increased to 31.6% for the three months ended June 30, 2007 from 26.1% for the three months ended June 30, 2006. The higher margin percentage in 2007 is largely a result of a greater mix of higher margin software deliveries during the three months ended June 30, 2007, compared to lower margin contracts with high subcontract components completed during the three months ended June 30, 2007.
          General and administrative expenses. General and administrative expenses for the three months ended June 30, 2007 were $832,000 compared to $749,000 for the three months ended June 30, 2006, an increase of approximately $83,000 or 11%. As a percentage of revenues, general and administrative expenses increased to 11.6% for the three months ended June 30, 2007 from 10.3% for the three months ended June 30, 2006. The increased general and administrative expenses were a result of increased compliance costs incurred during the three months ended June 30, 2007.
          Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2007 were $865,000 compared to $722,000 for the three months ended June 30, 2006, an increase of approximately $143,000 or 20%. As a percentage of revenues, sales and marketing expenses increased to 12.0% for the three months ended June 30, 2007, from 9.9% for the three months ended June 30, 2006. The decreased sales and marketing expenses were largely due to increased commissions paid during the three months ended June 30, 2007.
          Research and development expenses. Research and development expenses for the three months ended June 30, 2007 were $361,000 compared to $327,000 for the three months ended June 30, 2006, an increase of approximately $34,000.
          Other income, net. Other income, net, for the three months ended June 30, 2007 was approximately $23,000 compared to $6,000 for the three months ended June 30, 2006, an increase of approximately $17,000. The Company recognizes interest income and expense and foreign currency translation gains and losses as other income.
          Income taxes. Income tax expense for the three months ended June 30, 2007 was $89,000 compared to $27,000 for the three months ended June 30, 2006, an increase in expense of $62,000. The Company records income tax expense on profitable operations and income tax benefits on losses.
Six months ended June 30, 2007 compared to six months ended June 30, 2006.
          Revenues. Revenues for the six months ended June 30, 2007 were approximately $13.7 million, compared to approximately $14.8 million for the six months ended June 30, 2006, a decrease of approximately $1.1 million or 7%. Revenues from the satellite market increased approximately $64,000, while revenues from the wireless, defense, EMC, university, and automotive markets decreased approximately $485,000, $313,000, $188,000, $129,000, and $39,000, respectively. Geographically, revenues from Asia increased approximately $2.6 million, while revenues from North America and Europe decreased approximately $1.9 and $1.8 million from prior year levels, respectively. Revenues recognized during the six months ended June 30, 2007 were most significantly impacted by completion of several large Asian defense contracts, while revenues recognized during the six months ended June 30, 2006 were most significantly impacted by significant completion of the Company’s largest European defense contract, which were not completely replaced in 2007.
          Cost of revenues. Cost of revenues for the six months ended June 30, 2007 were approximately $9.2 million compared to approximately $10.6 million for the six months ended June 30, 2006, a decrease of approximately $1.4 million or 13%. Gross margins increased to 32.8% for the six months ended June

30, 2007 from 28.4% for the six months ended June 30, 2006. The higher margin percentage in 2007 is a largely a result of a greater mix of higher margin software deliveries during the six months ended June 30, 2007, compared to lower margin contracts with high subcontract components completed during the six months ended June 30, 2007.
          General and administrative expenses. General and administrative expenses for the six months ended June 30, 2007 were approximately $1.7 million compared to approximately $1.5 million for the six months ended June 30, 2006, an increase of approximately $200,000 or 14%. As a percentage of revenues, general and administrative expenses increased to 12.6% for the six months ended June 30, 2007 from 10.3% for the six months ended June 30, 2006. The increased general and administrative expenses were largely a result of inefficiencies related to the Company’s relocation of its European office.
          Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2007 were approximately $1.7 million, compared to approximately $1.5 million for the six months ended June 30, 2006, an increase of approximately $189,000 or 13%. As a percentage of revenues, sales and marketing expenses increased to 12.3% for the six months ended June 30, 2007, from 10.1% for the six months ended June 30, 2006. The increased sales and marketing expenses were largely due to increased commissions paid during the six months ended June 30, 2007.
          Research and development expenses. Research and development expenses for the six months ended June 30, 2007 were $738,000 compared to $737,000 for the six months ended June 30, 2006, an increase of approximately $1,000.
          Other income net, Other income, net for the six months ended June 30, 2007 was approximately $108,000 compared to $52,000 for the six months ended June 30, 2006, an increase of approximately $56,000. The Company recognizes interest income and expense and foreign currency translation gains and losses as other income.
          Income taxes. Income tax expense for the six months ended June 30, 2007 was $162,000 compared to $139,000 of income tax expense for the six months ended June 30, 2006. The Company records income tax expense on profitable operations and income tax benefits on losses.
Liquidity and Capital Resources
          Net cash used in operating activities during the six months ended June 30, 2007 was approximately $1.5 million compared to approximately $180,000 during the six months ended June 30, 2006. The Company’s net income, adjusted for non-cash items, provided $504,000 of operating cash during the six months ended June 30, 2007, compared to $567,000 during the six months ended June 30, 2006. Due primarily to increases in the Company’s costs and estimated earning in excess of billings on uncompleted contracts, and customer advances, changes in the Company’s operating assets and liabilities during the six months ended June 30, 2007 used approximately $2.0 million in operating cash. Changes in the Company’s operating assets and liabilities during the six months ended June 30, 2006 used were approximately to $747,000.
          Net cash used in investing activities during the six months ended June 30, 2007 for the purchase of property and equipment was approximately $468,000 compared to approximately $226,000 invested during the six months ended June 30, 2006. The most significant investments in property and equipment during the six months ended June 30, 2007 related to improving the Company’s ability to manufacture and align its mechanical subsystems.
          Net cash used in financing activities during the six months ended June 30, 2007 for the repayment of short term financing amounted to $200,000.

          The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the six months ended June 30, 2007, approximately 81% of the Company’s revenues were billed in U.S. dollars. Substantially all of the costs of the Company’s contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company’s Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.
Inflation and Seasonality
          The Company does not believe that inflation or seasonality has had a significant effect on the Company’s operations to date.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at June 30, 2007, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer previously concluded that as of June 30, 2007, these controls and procedures were effective.

Prior to the evaluation of the Company’s disclosure controls and procedures as of March 31, 2007, on March 13, 2007 the Company’s Board of Directors approved amendments to the Company’s 1997 Equity Incentive Plan (the “Amendments”). The Company failed to file the details of the Amendments on a Current Report on Form 8-K within the four (4) business day period after the date of such approval of the Amendment, as required by the rules governing the filing of Current Reports on Form 8-K, and did not file a copy of the 1997 Equity Incentive Plan, as amended by the Amendments, with its Quarterly Report on Form 10-Q for the period ended March 31, 2007. The Company has described the Amendments under Item 5 of this Form 10-Q and has filed a copy of the 1997 Equity Incentive Plan, as amended by the Amendments, as an exhibit to this Form 10-Q. Based upon the failure of the Company to file a Current Report on Form 8-K regarding the Amendment within the time period permitted under the rules governing the filing of Current Reports on Form 8-K and to file a copy of the 1997 Equity Incentive Plan, as amended by the Amendments, with its Quarterly Report on Form 10-Q for the period ended

March 31, 2007, our Chief Executive Officer and Chief Financial Officer have subsequently concluded that our disclosure controls and procedures were deficient as of March 31, 2007 as such disclosure controls and procedures applied to the filing of Current Reports on Form 8-K and Quarterly Reports on Form 10-Q relating to the Amendments. The Company has since revised and updated its disclosure controls and procedures to address this deficiency to ensure that such information relating to the public announcement or release in the future of non-public information regarding amendments to material agreements will be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Change in Internal Control. There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceed—Not applicable
Item 3. Defaults upon Senior Securities—Not applicable
Item 4. Submission of Matters to a Vote of Security Holders—Not applicable
Item 5. Other Information
          On March 13, 2007, the Company’s Board of Directors approved amendments to the Company’s 1997 Equity Incentive Plan (the “Plan”) pursuant to which (1) the total number of shares of the Company’s common stock issuance under the Plan was increased to 1,200,000, and (2) the term of the Plan was amended to continue until terminated by the Board of Directors. A copy of the Plan, as amended, has been filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits
10.1	1997 Equity Incentive Plan of Orbit/FR, Inc., as amended.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Israel Adan, President and Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Dave Lubbe, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Israel Adan, President and Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Dave Lubbe, Chief Financial Officer.

ORBIT/FR, Inc.
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Orbit/FR, Inc.

Registrant

Date: August 14, 2007

/s/ Israel Adan

President and Chief Executive Officer

Date: August 14, 2007

/s/ Dave Lubbe

Chief Financial Officer