Form 10-Q
period 2007-09-30
ORBIT FR INC
filed 2007-11-14
CIK 1037115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     There were 6,084,473 shares of common stock, $.01 par value, outstanding as of November 14, 2007.

ORBIT/FR, Inc.

ORBIT/FR, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30,	December 31,
	2007	2006
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$2,450	$3,901
Accounts receivable, less allowance of $215 and $269 in 2007 and 2006, respectively	3,765	5,769
Inventory	3,502	3,156
Costs and estimated earnings in excess of billings on uncompleted contracts	3,522	1,480
Income tax refunds receivable	12	336
Deferred income taxes	677	721
Other	352	151

Total current assets	14,280	15,514

Property and equipment, net	1,577	1,169
Deferred income taxes	933	463
Cost in excess of net assets acquired	381	381

Total assets	$17,171	$17,527

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,650	$2,235
Accounts payable—Parent	1,382	833
Accrued expenses	3,461	2,789
Short term bank financing	—	400
Customer advances	14	2,232
Income taxes payable	51	47
Billings in excess of costs and estimated earnings on uncompleted contracts	1,416	935
Deferred income taxes	654	177

Total liabilities, all current	8,628	9,648

Stockholders’ equity:
Preferred stock: $.01 par value:
Authorized shares—2,000,000 Issued and outstanding shares—none	—	—
Common stock: $.01 par value:
Authorized shares—10,000,000 Issued shares—6,084,473	61	61
Additional paid-in capital	15,222	15,173
Accumulated deficit	(6,497)	(7,112)
Treasury stock—82,900 shares	(243)	(243)

Total stockholders’ equity	8,543	7,879

Total liabilities and stockholders’ equity	$17,171	$17,527

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Contract revenues	$8,302	$6,964	$22,020	$21,773
Cost of revenues	5,867	4,843	15,089	15,444

Gross profit	2,435	2,121	6,931	6,329

Operating expenses:
General and administrative	778	653	2,507	2,175
Sales and marketing	928	732	2,610	2,225
Research and development	433	392	1,171	1,129

Total operating expenses	2,139	1,777	6,288	5,529

Operating income	296	344	643	800
Other income (expense), net	99	(1)	207	51

Income before income tax expense	395	343	850	851
Income tax expense	73	100	235	239

Net income	$322	$243	$615	$612

Basic and diluted income per share	$0.05	$0.04	$0.10	$0.10

Weighted average number basic common shares	6,001,573	6,001,573	6,001,573	6,001,573

Weighted average number diluted common shares	6,023,589	6,022,829	6,019,083	6,019,582

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$615	$612
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	286	230
Deferred income tax benefit	51	6
Stock option compensation expense	49	—
Changes in operating assets and liabilities
Accounts receivable	2,004	295
Inventory	(346)	(103)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,042)	(1,286)
Income tax refunds receivable	324	25
Other assets	(201)	204
Accounts payable and accrued expenses	87	1,819
Accounts payable—Parent	549	(27)
Income taxes payable	4	63
Customer advances	(2,218)	(52)
Billings in excess of costs and estimated earnings on uncompleted contracts	481	(938)

Net cash provided by (used in) operating activities	(357)	848

Cash flows from investing activities:
Purchase of equipment	(694)	(282)

Net cash used in investing activities	(694)	(282)

Cash flows from financing activities:
Short-term bank loan	200	250
Repayment of short-term bank loan	(600)	(250)

Net cash used financing activities	(400)	—

Net increase (decrease) in cash and cash equivalents	(1,451)	566
Cash and cash equivalents at beginning of year	3,901	3,188

Cash and cash equivalents at end of period	$2,450	$3,754

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$211	$251

Net cash received (paid) during the period for interest	$29	$26

See accompanying notes.

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007
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
2. Summary of Significant Accounting Policies
  Interim Financial Information
     The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements and footnotes should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company’s Form 10-K for the year ended December 31, 2006, filed on March 29, 2007 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2006.
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

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007
(Amounts in thousands, except share and per share data)
Adoption of New Standard
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the
2. Summary of Significant Accounting Policies (continued)
accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2007, the Company had income tax payable of approximately $51. The Company did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN No. 48.
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
3. Inventory
Inventory consists of the following:

	September 30,	December 31,
	2007	2006
	(Unaudited)
Work-in-process	$1,280	$1,885
Parts and components	2,222	1,271

	$3,502	$3,156

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007
(Amounts in thousands, except share and per share data)
4. Property and Equipment
     Property and equipment consists of the following:

	September 30,	December 31,
	2007	2006
	(Unaudited)
Lab and computer equipment	$3,034	$2,582
Office equipment	993	1,027
Transportation equipment	226	156
Furniture and fixtures	15	11
Leasehold improvements	138	341

	4,406	4,117
Less accumulated depreciation	2,829	2,948

Property and equipment, net	$1,577	$1,169

5. Accrued Expenses
     Accrued expenses consists of the following:

	September 30,	December 31,
	2007	2006
	(Unaudited)
Accrued contract costs	$169	$146
Accrued compensation	1,563	1,434
Accrued commissions	374	197
Accrued royalties	57	54
Accrued warranty	382	359
Accrued DTC settlement costs	—	33
Other accruals	916	566

	$3,461	$2,789

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007
(Amounts in thousands, except share and per share data)
6. Long-Term Contracts

	September 30,	December 31,
	2007	2006
	(Unaudited)
Accumulated expenditures on uncompleted contracts	$21,646	$16,869
Estimated earnings thereon	5,690	3,673

	27,336	20,542
Less: applicable progress billings	25,230	19,997

Total	$2,106	$545

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted contracts in excess of billings	$3,522	$1,480
Billings on uncompleted contracts in excess of costs and estimated earnings	(1,416)	(935)

	$2,106	$545

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
8. Stock Options
     During the nine months ended September 30, 2007, the Company issued options to acquire an aggregate of 519,400 shares of the Company’s commons stock to certain employees in connection with their employment. The options granted have vesting periods from two to four years, and have an exercise price of $1.95 per share.
     The Company uses the Black-Scholes model to value stock options. The Black-Scholes model requires the use of employee behavior data and the use of a number of assumptions including volatility of our stock price, the weighted average risk-free investment rate, and the weighted average expected life of the options. Because we do not pay dividends, the dividend rate variable in the Black-Scholes model is zero.

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007
(Amounts in thousands, except share and per share data)
9. Segment and Geographic Information
     The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three and nine months ended September 30, 2007 and 2006.

Three months ended September 30, 2007	North America	Europe	Asia	Total
Sales to unaffiliated customers	$2,287	$2,693	$3,322	$8,302
Cost of sales to unaffiliated customers	1,396	2,040	2,431	5,867

Gross profit unaffiliated customers	$891	$653	$891	$2,435

Three months ended September 30, 2006	North America	Europe	Asia	Total
Sales to unaffiliated customers	$3,462	$2,350	$1,152	$6,964
Cost of sales to unaffiliated customers	2,220	1,776	847	4,843

Gross profit unaffiliated customers	$1,242	$574	$305	$2,121

Nine months ended September 30, 2007	North America	Europe	Asia	Total
Sales to unaffiliated customers	$7,613	$5,303	$9,104	$22,020
Cost of sales to unaffiliated customers	4,398	4,258	6,433	15,089

Gross profit unaffiliated customers	$3,215	$1,045	$2,671	$6,931

Nine months ended September 30, 2006	North America	Europe	Asia	Total
Sales to unaffiliated customers	$10,641	$6,810	$4,322	$21,773
Cost of sales to unaffiliated customers	6,837	5,686	2,921	15,444

Gross profit unaffiliated customers	$3,804	$1,124	$1,401	$6,329

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
Results of Operations
     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	29.3	30.4	31.5	29.1
General and administrative	9.4	9.4	11.4	10.0
Sales and marketing	11.2	10.6	11.9	10.2
Research and development	5.2	5.7	5.3	5.2
Operating income	3.6	4.9	2.9	3.7
Income before income tax expense	4.8	4.9	3.9	3.9
Net income	3.9	3.5	2.8	2.8
Three months ended September 30, 2007 compared to three months ended September 30, 2006.
     Revenues. Revenues for the three months ended September 30, 2007 were approximately $8.3 million compared to approximately $7.0 million for the three months ended September 30, 2006, an increase of approximately $1.3 million or 19%. Revenues from the wireless, university, automotive and satellite markets increased approximately $1.9 million, $331,000, $101,000 and $53,000, respectively, while revenues from the defense and EMC markets decreased approximately $981,000, and $30,000, respectively. Geographically, Asian and European revenues increased approximately $2.2 million and $342,000, respectively, while North America revenues decreased approximately $1.2 million from prior year levels. Revenues recognized during the three months ended September 30, 2007 were most significantly impacted by completion of Asian wireless contracts not in place during the three months ended September 30, 2006. Revenues recognized during the three months ended September 30, 2006 were most significantly impacted by extensive completion of North American defense contracts, and the Company’s largest European defense contract which was not completely replaced in 2007.
     Cost of revenues. Cost of revenues for the three months ended September 30, 2007 were approximately $5.9 million compared to approximately $4.8 million for the three months ended September 30, 2006, an increase of approximately $1.1 million or 21%. Gross margins decreased to 29.3% for the three months ended September 30, 2007 from 30.4% for the three months ended September 30, 2006. The lower margin percentage in 2007 is largely a result of a greater mix of lower margin Asian wireless contracts delivered during the three months ended September 30, 2007.
     General and administrative expenses. General and administrative expenses for the three months ended September 30, 2007 were $778,000 compared to $653,000 for the three months ended September 30, 2006, an increase of approximately $125,000 or 19%. As a percentage of revenues general and administrative expenses were 9.4% for each of the three month periods ended September 30, 2007 and 2006. General and administrative expenses were most significantly impacted by the recognition of compensation expense from the issue of stock options and additional directors’ fees incurred..
     Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2007 were $928,000 compared to $732,000 for the three months ended September 30, 2006, an increase of approximately $196,000 or 27%. As a percentage of revenues, sales and marketing expenses increased to 11.2% for the three months ended September 30, 2007, from 10.6% for the three months ended September 30, 2006. The increased sales and marketing expenses were largely due to increased commissions paid during the three months ended September 30, 2007 and additional sales and marketing efforts in Asia.
     Research and development expenses. Research and development expenses for the three months ended September 30, 2007 were $433,000 compared to $392,000 for the three months ended September 30, 2006, an increase of approximately $41,000.
     Other income (expense), net. Other income (expense), net, for the three months ended September 30, 2007 was income of approximately $99,000 compared to an expense of $1,000 for the three months ended September 30, 2006, an increase in income of approximately $100,000 due mainly to changes in the euro to US dollar exchange rate. The Company recognizes interest income and expense and foreign currency translation gains and losses as other income (expense).
     Income taxes. Income tax expense for the three months ended September 30, 2007 was $73,000 compared to $100,000 for the three months ended September 30, 2006, a decrease in expense of $27,000. The Company records income tax expense on profitable operations and income tax benefits on losses.
Nine months ended September 30, 2007 compared to nine months ended September 30, 2006.
     Revenues. Revenues for the nine months ended September 30, 2007 were approximately $22.0 million, compared to approximately $21.8 million for the nine months ended September 30, 2006, an increase of approximately $247,000, or 1%. Revenues from the wireless, university, satellite, and automotive markets increased approximately $1.4 million, $202,000, $118,000, and $62,000, respectively, while revenues from the defense and EMC markets decreased approximately $1.3 million and $219,000, respectively. Geographically, revenues from Asia increased approximately $4.8 million, while revenues from North America and Europe decreased approximately $3.0 million and $1.5 million from prior year levels, respectively. Revenues recognized during the nine months ended September 30, 2007 were most significantly impacted by the completion of Asian wireless contracts, while revenues recognized during the nine months ended September 30, 2006 were most significantly impacted by significant completion of the Company’s largest European defense contract, which was not completely replaced in 2007.

     Cost of revenues. Cost of revenues for the nine months ended September 30, 2007 were approximately $15.1 million compared to approximately $15.4 million for the nine months ended September 30, 2006, a decrease of approximately $300,000 or 2%. Gross margins increased to 31.5% for the nine months ended September 30, 2007 from 29.1% for the nine months ended September 30, 2006. The higher margin percentage in 2007 is largely a result of a greater mix of higher margin software deliveries during the nine months ended September 30, 2007, compared to lower margin contracts with high subcontract components completed during the nine months ended September 30, 2006.
     General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2007 were approximately $2.5 million compared to approximately $2.2 million for the nine months ended September 30, 2006, an increase of approximately $332,000 or 15%. As a percentage of revenues, general and administrative expenses increased to 11.4% for the nine months ended September 30, 2007 from 10.0% for the nine months ended September 30, 2006. General and administrative expenses were most significantly impacted by the recognition of compensation expense from the issue of stock options, additional directors’ fees, and costs related to the relocation of the Company’s European office.
     Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2007 were approximately $2.6 million, compared to approximately $2.2 million for the nine months ended September 30, 2006, an increase of approximately $385,000 or 17%. As a percentage of revenues, sales and marketing expenses increased to 11.9% for the nine months ended September 30, 2007, from 10.2% for the nine months ended September 30, 2006. The increased sales and marketing expenses were largely due to increased commissions paid during the nine months ended September 30, 2007 and additional sales and marketing efforts in Asia.
     Research and development expenses. Research and development expenses for the nine months ended September 30, 2007 were $1.2 million compared to $1.1 million for the nine months ended September 30, 2006, an increase of approximately $42,000.
     Other income (expense) net, Other income, net for the nine months ended September 30, 2007 was approximately $207,000 compared to $51,000 for the nine months ended September 30, 2006, an increase of approximately $156,000 due mainly to changes in the euro to US dollar exchange rate. The Company recognizes interest income and expense and foreign currency translation gains and losses as other income.
     Income taxes. Income tax expense for the nine months ended September 30, 2007 was $235,000 compared to $239,000 of income tax expense for the nine months ended September 30, 2006. The Company records income tax expense on profitable operations and income tax benefits on losses.
Liquidity and Capital Resources
     Net cash used in operating activities during the nine months ended September 30, 2007 was approximately $357,000 compared to approximately $848,000 provided during the nine months ended September 30, 2006. The Company’s net income, adjusted for non-cash items, provided approximately $1.0 million of operating cash during the nine months ended September 30, 2007, compared to $848,000 during the nine months ended September 30, 2006. During the nine months ended September 30, 2007, net cash used in operating activities from changes in operating assets and liabilities totaled $1,358,000.
     Net cash used in investing activities during the nine months ended September 30, 2007 for the purchase of property and equipment was approximately $694,000 compared to approximately $282,000 during the nine months ended September 30, 2006. The most significant investments in property and equipment during the nine months ended September 30, 2007 related to improving the Company’s ability to manufacture and align its mechanical subsystems.
          Net cash used in used in financing activities during the nine months ended September 30, 2007 for the repayment of short term financing amounted to $400,000.
          The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the nine months ended September 30, 2007, approximately 80% of the Company’s revenues were billed in U.S. dollars. Substantially all of the costs of the Company’s contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company’s Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.
Inflation and Seasonality
          The Company does not believe that inflation or seasonality has had a significant effect on the Company’s operations to date.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at September 30, 2007, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer previously concluded that as of September 30, 2007, these controls and procedures were effective.

(b)	Change in Internal Control. There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 5. Other Information — None
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

Orbit/FR, Inc.
Registrant

Date: November 14, 2007

/s/ Israel Adan President and Chief Executive Officer

Date: November 14, 2007

/s/ Dave Lubbe Chief Financial Officer