Form 10-K
period 2007-12-31
ORBIT FR INC
filed 2008-03-31
CIK 1037115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from           to
Commission File Number 0-22583
ORBIT/FR, Inc.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	23-2874370 (IRS Employer Identification No.)

506 Prudential Road, Horsham, PA (Address of Principal Executive Offices)	19044 (Zip Code)
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
     Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act) Yes ☐     No ☑
     As of June 29, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $4,280,926 (based on the closing price of the Common Stock on June 29, 2007 of $1.86 per share). The information provided shall in no way be construed as an admission that any officer, director, or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission. As of March 31, 2008, 6,001,573 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The information required to be disclosed in Part III of this Annual Report on Form 10-K will be provided by the Registrant in an amendment to this Annual Report on Form 10-K that will be filed with the Commission no later than April 29, 2008.

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

History
     The Company was incorporated in Delaware in December 1996. The Company is the holding company for Orbit Advanced Technologies, Inc., a Delaware corporation (“Technologies”) and its wholly owned subsidiary, Flam & Russell, Inc., a Delaware corporation (“Flam & Russell”), Orbit FR Engineering, Ltd., an Israeli corporation (“Engineering”), Orbit FR Europe, GmbH, a German corporation (“GmbH”), and Advanced ElectroMagnetics, Inc. (“AEMI”), a California corporation. The Company’s current majority shareholder, Orbit-Alchut Technologies, Ltd., is a publicly traded company in Israel which was founded in 1950 (“Alchut”). In addition to its ownership interest in the Company (approximately 62%), Alchut has ownership interests in companies operating in the avionics, tracking and telemetry markets.
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
     On March 12, 2008, Alchut entered into an agreement with Satimo, SA., a French corporation, to sell all of its shares of common stock of the Company to Satimo. The transaction is subject to customary closing conditions, including regulatory approval, and the Company cannot assure you whether the transaction will actually close. The Company is not a party to the agreement between Alchut and Satimo.

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
     Pursuing Growth in International Markets. Approximately 65% and 53% of the Company’s revenues during 2007 and 2006, respectively, were derived from international customers. The Company believes that in addition to domestic growth as a result of increases in Department of Defense and Homeland Security budgets, the international microwave test and measurement marketplace will also grow over the next several years, due in large part to worldwide economic development, governmental policies aimed at improving the communications infrastructure in developing countries and the increasing globalization of commerce. The Company has devoted and intends to continue to devote significant efforts to increasing its share of the international market for microwave test and measurement systems by strengthening and expanding its sales network through the establishment of foreign sales and customer service centers and the appointment of additional international sales representatives. In addition, the Company believes it has a competitive advantage due to the duty-free status of its products manufactured in Israel and sold into the European Union.
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
     Antenna Measurement Systems. All products and systems that receive or transmit microwave signals rely on antennas. Accordingly, items such as microwave radios, GPS receivers, cellular handsets and base-stations, field service/delivery equipment, satellite earth stations and radios, precision guided missiles, radar and commercial and military aircraft need to have their antennas tested to ensure satisfactory performance characteristics. The Company’s antenna measurement systems offer both manufacturers and service providers user-friendly and cost-effective solutions for their antenna measurement needs. The systems test for signal quality, direction, strength and interference and can be adapted to perform testing in each of the stages of a product’s life: development; qualification; production; and maintenance. Although antenna measurement systems differ significantly from one application to another, all of the Company’s systems incorporate a personal computer running specialized proprietary software, a microwave receiver, a positioning subsystem and at least one additional antenna or probe. The systems can be designed for use in a wide variety of different test environments, ranging from a small anechoic chamber to an outdoor range covering several acres. The Company offers three types of antenna measurement methods:

Far-field:	Traditional method generally used outdoors
Near-field:	Cost-effective indoor method using mathematical conversion tools
Compact Range:	High-end indoor method using a microwave reflector
     The Company also has developed advanced systems that combine these measurement methods, such as far-field and near-field, in a single chamber.
     Cellular/PCS/Pager Systems. ORBIT/FR seeks to be a leader in the design and delivery of high-performance test and measurement systems for manufacturers of cellular/PCS handsets, pagers, and PDAs. The Company has developed a standard system called “PowerCell” based on its spherical near-field technology that the Company sells as a turnkey off-the-shelf product. The system consists of a Dielectric Belt Driven Rotator (DBDR) positioning system, and the Company’s software and receiver, constructed in a small anechoic chamber. The positioning subsystem allows a probe to trace a sphere around the handset or pager held by a mannequin, thus fully sampling the complete microwave properties of the device under test. The PowerCell system is compliant with the CTIA standards.
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
     Satellite Systems. The Company develops and sells microwave test and measurement systems for satellites communication and broadcast systems which test the satellite performance of the satellite’s antennas. These systems also test the transmit and receive characteristics of the active array antennas used on most modern satellites and can have the ability to identify and diagnose malfunctions within these complex antennas. The Company’s satellite test systems utilize either near-field or compact range technology. Both technologies are equally effective from a test and measurement viewpoint, but each offers certain benefits. A near-field system offers diagnostic capabilities and is generally less expensive than a comparably equipped compact range system, but a compact range system is faster and easier to use.
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
     Radome Systems. A radome is a dome-shaped casing that is placed on the leading edge of a commercial aircraft, military aircraft or missile to protect the radar and direction-finding equipment. A radome is typically manufactured using fiberglass or other materials that are designed to be “transparent” to microwave signals. Testing is performed periodically to ensure that microwave signals are not degraded or deflected as they pass through the radome. The Company’s systems are designed to measure radome performance by analyzing the path of microwave signals as they pass through the radome and then comparing it to the propagation path when the radome is not present. Radome systems use far-field measurement methods but rely on high positioning accuracy normally required by near-field systems.
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
     The Company’s customers are located in the Americas (the United States, Canada, Brazil and Argentina), Europe (the United Kingdom, France, Germany, Israel, Italy, Holland, Spain, Austria, Denmark, Belgium, Poland, Russia, Finland, Norway, Sweden, Switzerland, Turkey and Portugal) and throughout the rest of the world (Japan, Korea, Thailand, Taiwan, Singapore, Indonesia, Australia, China, and South Africa). See Note 8 of the Notes to Consolidated Financial Statements for a discussion of the geographic concentration of the Company’s revenues. For the year ended December 31, 2007, Alenia Aeronautica S.p.A. accounted for approximately 18% of consolidated revenues, while no other single customer accounted for more than 10% of the Company’s 2007 revenues.
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
Backlog
     At December 31, 2007 and 2006, the Company’s backlog was approximately $12.1 million and $20.4 million, respectively. The 2007 and 2006 backlog includes approximately $1.5 million and $5.3 million, respectively related to its contract with Alenia Aeronautica S.p.A., which the Company announced on July 22, 2005. The Company includes in backlog only those orders for which it has received and accepted a completed purchase order. Such orders are generally subject to cancellation by the customer with payment of a specified charge. The delivery lead time on the Company’s products and systems is generally three to six months, but can be as short as a few days and as long as 18 months or more. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential shipment delays, the Company’s backlog as of any particular date may not be representative of actual sales for any succeeding period.
Research and Development
     The Company believes that its future success depends on its ability to adapt to rapidly changing technological circumstances within the industries it serves and to continue to meet the needs of its customers. Accordingly, the timely development and introduction of new products is essential to maintain the Company’s competitive position. Using its internal research and development staff, augmented by external consultants, the Company develops most of its products in-house. A significant portion of the Company’s research and development efforts has been conducted in direct response to the specific requirements of customers’ orders, and, accordingly, such amounts are included in the cost of sales when incurred and the related funding is included in net revenues at such time. Research and development expenses of the Company for fiscal years ended December 31, 2007, 2006 and 2005 were approximately $1,607,000, $1,443,000 and $1,188,000, respectively.
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
Employees
     As of December 31, 2007, the Company had a total of 103 employees. The Company considers its relations with its employees to be good.
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
     Dependence on Alchut; Operations in Israel The Company presently maintains a number of relationships with Alchut, its current majority stockholder of the Company. Alchut is the Company’s principal subcontractor for electro-mechanical production, primarily in connection with the production of positioners. In addition, Alchut provides general and administrative services for the Company’s operations in Israel. Effective January 1, 2004, the Company and Alchut entered into an agreement under which Alchut will continue to provide these services for at least one year. Alchut has continued to provide these services. Alchut maintains its production operations, and the Company maintains part of its engineering operations, in Israel. As a result, the Company may be directly influenced by the political, economic and military conditions affecting Israel.
     In March 2008, Alchut agreed to sell all of its common stock of the Company to Satimo, SA. As part of that transaction, Alchut has agreed to continue to provide the services for a period of 1 year after the closing of the transaction. Because the transaction is subject to closing conditions, including regulatory approvals, the Company cannot assure you that the transaction will occur. Moreover, if the transaction does occur, the Company may need to replace some or all of the services provided to it by Alchut. In the event that the Company cannot adequately obtain or provide these services internally, or cannot do so economically, its results of operations may be affected.
     If the contemplated change in ownership of the Company occurs, utilization of the Company’s domestic net operating loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code. Such limitation may have an effect on future results of operations.
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
     Risks Associated with International Sales. In 2007 and 2006, international sales comprised approximately 65% and 53%, respectively, of the Company’s total sales, and the Company expects its international business to continue to account for a material part of its revenues. International sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade and export policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. Approximately 80% of the Company’s sales in 2007 were denominated in U.S. dollars. Accordingly, the Company believes that it does not have significant exposure to fluctuations in currency. However, fluctuations in currency could adversely affect the Company’s customers.

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
     Product Liability; Risk of Product Defects. The sale of products and systems by the Company may entail the risk of product liability and related claims. A product liability claim brought against the Company could have a material adverse effect upon the Company’s business, operating results and financial condition. Complex software and system products, such as those offered by the Company, may contain defects or failures when introduced or when new versions are released. There can be no assurance that, despite testing by the Company, errors will not be found in new products after commencement of commercial shipments, resulting in loss of market share or failure to achieve market acceptance. The Company maintains product liability insurance in the amount of $2.0 million and errors and omissions insurance in the amount of $7.0 million, although there can be no assurance that such coverage will be applicable to a particular claim or that the amounts of such insurance will be adequate if the Company experiences a significant claim. Although the Company has not experienced any significant claims to date related to its systems or products, the occurrence of such a claim could have a material adverse effect upon the Company’s business, operating results and financial condition.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
     The Company occupies approximately 18,000 square feet of space at its headquarters in Horsham, Pennsylvania under a lease expiring in October 2008. The Company is currently in negotiations with the landlord to renew its lease. The current annual base rent is approximately $138,000. The Company also maintains sales, engineering, technical support and program management facilities in Israel and Germany, and its manufacturing facilities in Santee, California. The Company’s current aggregate annual rental expenses for these additional facilities are approximately $343,000.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
ITEM 4.1 EXECUTIVE OFFICERS AND KEY EMPLOYEES
     The following table sets forth certain information regarding the Company’s executive officers and certain key employees.

NAME	AGE	POSITION
Ze’ev Stein	55	Chairman
Israel Adan	57	President and Chief Executive Officer
Relland Winand	53	Chief Financial Officer
John Aubin	54	Vice President, Business Development and CTO
Moshe Pinkasy	57	Managing Director, Engineering
Marcel Boumans	49	Managing Director, GmbH
Mark Bates	37	Vice President, Software Development – USA
William Campbell	52	Vice President, Engineering and Program Management
Scott Martin	44	Managing Director, Advanced ElectroMagnetics, Inc.
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
     Relland Winand was named Chief Financial Officer in March, 2008. From 2003 to 2007, Mr. Winand served in several capacities at Traffic.com, Inc. including Controller, Vice President Finance and Vice President Administration.
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
     Scott Martin joined the Company as Managing Director of Advanced ElectroMagnetics, Inc. in June, 2006. Mr. Martin was previously Director of Operations for Micromanioulator from 2004 to 2006. Prior to that Mr. Martin was a Vice President and General Manager for Hytek Microsystems

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER
               PURCHASES OF EQUITY SECURITES
     On April 11, 2003, the Company’s Common Stock was delisted from the Nasdaq Stock Market and began trading on the electronic over-the-counter quotation system of the Financial Industry Regulatory Authority (the “FINRA”), the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “ORFR.” The FINRA is a regulated quotation service for subscribing members of the FINRA that displays the real-time quotes, last-sale prices and volume information in over-the-counter securities. The OTCBB market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
     The following table sets forth the high and low bid prices per share for the Common Stock for the periods indicated below as reported to the OTCBB by the FINRA’s member firms.

	2007		2006
Year ended December 31,	High	Low	High	Low
First Quarter	$2.65	$2.08	$1.85	$1.50

Second Quarter	$2.45	$1.80	$2.90	$1.70

Third Quarter	$2.10	$1.60	$2.80	$1.60

Fourth Quarter	$2.12	$1.80	$2.40	$1.85
     On March 14, 2008, there were 33 holders of record of the Company’s Common Stock. Based on information received by the Company from its stock transfer agent, the Company believes that there are approximately 2,000 beneficial owners of its Common Stock.
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

EQUITY COMPENSATION PLAN INFORMATION
     The following table sets forth information, as of the end of the fiscal year ended December 31, 2007, with respect to compensation plans under which the Company is authorized to issue shares of Common Stock.

Number of Shares Remaining
	Number of Shares to		Available for Future
	be Issued Upon	Weighted-Average	Issuance
	Exercise of	Exercise Price of	under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in 1st column)
Equity compensation plan(s) approved by security holders (1)	1,040,100	$2.44	159,900

Equity compensation plan(s) not approved by security holders	—	—	—

Total	1,040,100	$2.44	159,900

(1)	This plan consists of the Orbit/FR, Inc. 1997 Stock Option Plan.

Stock Performance Graph
     The graph below compares the cumulative total stockholder return on the Company’s Common Stock for the period from December 31, 2000 to December 31, 2007, with the cumulative total return of the NASDAQ Composite Index. Since historical peer group and industry or line-of-business data is not available, the graph below compares the cumulative total stockholder return on the Company’s Common Stock with the cumulative total return of Schmitt Industries, Inc., a publicly traded manufacturer of electronic and mechanical components for machine tool products and laser-measurement systems that has a market capitalization similar to that of the Company. The comparison assumes $100 was invested on December 31, 2000 in the Company’s Common Stock and in the foregoing index and assumes reinvestment of dividends.
COMPARISON OF CUMULATIVE TOTAL RETURNS

ITEM 6. SELECTED FINANCIAL DATA
Consolidated Statement of Operations Data:

	Year Ended December 31,
(amounts in thousands, except per share data)	2007	2006	2005	2004	2003
Contract revenues	$29,292	$29,441	$22,905	$21,185	$15,966
Cost of revenues	20,044	20,750	15,540	13,567	10,682

Gross profit	9,248	8,691	7,365	7,618	5,284

General and administrative	3,119	2,996	2,427	2,618	2,554
Sales and marketing	3,569	3,248	3,325	2,901	2,726
Research and development	1,607	1,443	1,188	1,008	1,132

Total operating expenses	8,295	7,687	6,940	6,527	6,412

Operating income (loss), net	953	1,004	425	1,091	(1,128)
Impairment of cost in excess of net assets acquired	(80)	—	—	—	—
Other income (loss), net	223	96	(51)	(108)	(73)

Income (loss) before income tax expense (benefit)	1,096	1,100	374	983	(1,201)
Income tax expense (benefit)	4	(61)	(244)	31	134

Net income (loss)	$1,092	$1,161	$618	$952	$(1,335)

Basic and diluted income (loss) per share	$0.18	$0.19	$0.10	$0.16	$(0.22)

Consolidated Balance Sheet Data:

		December 31,
(amounts in thousands)	2007	2006	2005	2004	2003
Working capital	$6,444	$5,866	$4,598	$4,185	$3,221
Total assets	$17,370	$17,527	$14,531	$13,116	$11,260
Stockholders’ equity	$9,073	$7,879	$6,718	$6,100	$5,148

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Deferred Taxes. The Company recorded a deferred tax valuation allowance due to uncertainty with regard to the Company’s ability to generate sufficient taxable income in the future to realize the deferred tax asset. However, during 2007 and 2006, the Company reduced its deferred tax valuation allowance as a result of the positive financial results during the last four years and based upon the Company’s projected ability to generate taxable income in the future.
     Recent Events. During 2004, the Israeli Ministry of Defense (IMOD) implemented a policy temporarily suspending the export of all Israeli military and commercial use products to certain countries in the Far East, which has affected our Israeli subsidiary’s ability to deliver products manufactured for a $1.2 million contract. Although it has received approximately $588,000 of advance payments, all related activity has been reserved for in the Company’s financial statements. The Company has agreed to repay to the customer the amount of advance payments received. As of December 31, 2007 the Company has a remaining balance outstanding of $488,000. The Company is currently in discussions with the IMOD for reimbursement of the Company’s costs incurred at the time of the export suspension.
     In March 2007, the Company received a notice of termination for alleged default of a significant contract which was currently near completion. The contract was terminated by the customer and all costs incurred by the Company were recovered. Subsequently, the customer changed the requirements of the original contract and issued a new purchase order to the Company. This contract has been completed.
     On March 12, 2008, Alchut entered into an agreement with Satimo, SA. a French corporation, to sell all of its shares of common stock of the Company to Satimo. The transaction is subject to customary closing conditions, including regulatory approval, and the Company cannot assure you whether the transaction will actually close. The Company is not a party to the agreement between Alchut and Satimo.

Results of Operations
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     Revenues. Revenues for the year ended December 31, 2007 were approximately $29.3 million compared to approximately $29.4 million for the year ended December 31, 2006, a decrease of approximately $0.1 million. Although revenue was relatively unchanged, the revenue by market changed from 2006. Revenues from the defense and EMC market decreased $1.7 million however revenue from the wireless and university markets increased approximately $1.2 million and $216,000, respectively. Geographically, revenues from Europe and Asia increased approximately $657,000 and $2.8 million, respectively, while revenues from the North American market decreased approximately $3.5 million.
     Cost of revenues. Cost of revenues for the year ended December 31, 2007 were approximately $20.0 million compared to approximately $20.8 million for the year ended December 31, 2006. Gross margin percentage for the year ended December 31, 2007 increased to 31.6% from 29.5% for the year ended December 31, 2006. The increase reflects higher margin in 2007 on the Company’s North America business which includes long term contracts, software sales and customer service. This increase was partially offset by lower margin on the Company’s Asia business.
     General and administrative expenses. General and administrative expenses for the year ended December 31, 2007 were approximately $3.1 million, compared to approximately $3.0 million for the year ended December 31, 2006. As a percentage of revenues, general and administrative expenses for the year ended December 31, 2007 increased to 10.6% up slightly from 10.2% for the year ended December 31, 2006.
     Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2007 were approximately $3.6 million compared to approximately $3.3 million for the year ended December 31, 2006, an increase of approximately $300,000. This increase reflects increased bid and proposal efforts as the Company continues to develop its Asia business. In addition, agents sales commissions in Asia for contracts received has also resulted in increased sales and marketing expense.
     Research and development expenses. Research and development expenses for the year ended December 31, 2007 were approximately $1.6 million, compared to approximately $1.4 million for the year ended December 31, 2006, an increase of approximately $200,000. Increased 2007 costs are primarily the result of improvements made to the Company’s software related products.
     Impairment of costs in excess of net assets acquired. The Company tested the goodwill of AEMI as of December 31, 2007 using the present value of future cash flow valuation method which resulted in the Company recording impairment to goodwill of $80,000. No adjustment for the value of goodwill was necessary in 2006 and 2005.
     Other income (loss) net. Other income (loss), net, for the year ended December 31, 2007 was income of approximately $223,000 compared to income of approximately $96,000 for the year ended December 31, 2007, an increase in income of approximately $127,000. The increase in other income, net, is primarily due to foreign currency transaction gains recognized by the Company’s domestic subsidiaries that have cash deposits and customer billings denominated in Euros.
     Income taxes. Income tax expense for the year ended December 31, 2007 was approximately $4,000 compared to an income tax benefit of approximately $61,000 for the year ended December 31, 2006, a change of approximately $65,000. The Company records income tax expense on profitable operations and income tax benefits on losses recorded by its foreign subsidiaries where applicable. As a result of its continuing profitable operations, the Company reduced its valuation allowance related to net operating loss carry forwards by approximately $310,000 at December 31, 2007.
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
     Net cash used by operating activities during the year ended December 31, 2007 was approximately $802,000, compared to net cash provided by operations of approximately $693,000 provided during the year ended December 31, 2006. The most significant provider of cash as of December 31, 2007 was net income of $1,092,000. However, the most significant use of cash came from the reduction of customer advances of $1,737,000 as of the end of the year. Generally, customer advances are received when a large foreign contracts is received. The advances are reduced as revenue on the contracts is recorded.
     Net cash used in investing activities for the purchase of property and equipment during the year ended December 31, 2007 was $745,000, compared to $380,000 used in investing activities during 2006. During 2007, the Company invested approximately $250,000 in a laser tracker used to align and calibrate antenna measurement systems and $122,000 for a testing chamber at the Horsham facility.
     During 2006, the Company established a $500,000 line of credit with interest payable on the outstanding balance at the bank’s prime rate plus one half percent. The Company increased the line of credit to $1,250,000 in September, 2007. No amounts were outstanding under this line of credit as of December 31, 2007. In February 2007, the Company established lines of credit with The First Israeli Bank and Bank Hapoalim. Both lines of credit have NIS denominated limits of 500,000 and 2,000,000, respectively, and dollar denominated lines of $1,250,000 and $1,400,000. The interest rate charged by The First Israeli Bank for short-term loans is 5.25% and 5.35% by Bank Hapoalim. Currently, the Company has $260,000 outstanding under these lines of credit.
     The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the year ended December 31, 2007, approximately 80% of the Company’s revenues were billed in U.S. dollars. Most of the costs of the Company’s contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company’s Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.
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
     In December 2007, the Financial Accounting Standards Board (“FASB”) simultaneously issued SFAS No. 141R, “Business Combinations (2007 Amendment),” and SFAS 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51.” Both standards update United States guidance on accounting for “non-controlling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. FASB and the International Accounting Standards Board (“IASB”) have been working together to promote international convergence of accounting standards. Prior to promulgation of these new standards there were specific areas in accounting for business acquisition in which conversion was not achieved. The objective of both standards is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in “business combinations” and consolidated financial statements by establishing accounting and reporting standards. In business combinations it is accomplished by establishing principles and requirements concerning how an “acquirer” recognizes and measures identifiable assets acquired, liabilities assumed, and non-controlling interest in the acquiree, as well as goodwill acquired in the combination or gain from a bargain purchase; and determines information to be disclosed to enable users to evaluate the nature and effects of business combinations. In consolidated financial statements the standards require; identification of ownership interest held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than ”mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interests clearly identified and presented on the face of consolidated statement of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. The standard also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the non-controlling interest. Both standards are effective for fiscal years and interims beginning on or after December 15, 2008 (that is January 1, 2009) with entities with calendar years. Earlier adoption is prohibited. The standards shall be applied prospectively as of the beginning of the fiscal year in which initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.
     Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.
Contractual Obligations:

		Payments Due by Period
		Less
		Than	One	Three	After
		One	to Three	to Five	Five
Description	Total	Year	Years	Years	Years
Capital lease obligations

Operating lease obligations	$1,325,562	$375,880	$479,142	$450,988	$19,552
Purchase obligations

Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP

Total	$1,325,562	$375,880	$479,142	$450,988	$19,552

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
     None.
ITEM 9A(T). CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, these controls and procedures were effective.
(b) Change in Internal Controls. The management of Orbit/FR, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.
     There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
     The information required to be disclosed under Part III of this Annual Report on Form 10-K will be provided by the Company in an amendment to this Form 10-K to be filed by the Company with the Commission no later than April 29, 2007.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE
     (a)(1) Consolidated Financial Statements
Independent Auditors’ Report
Auditors’ Report to the Shareholders of ORBIT/FR Engineering, LTD.
Consolidated Balance Sheets at December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements
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
     (a)(3) Exhibits
The exhibits filed as part of this report are listed under exhibits as subsection (c) of this Item 15.
     (b) Exhibits
2.1	Stock Purchase Agreement dated March 31, 1997 by and among Advanced ElectroMagnetics, Inc., Anechoic Systems, Inc., Gabriel A. Sanchez, Barbara Sanchez and the Company. (1)

2.2	Share Exchange Agreement dated December 31, 1996 by and among Orbit-Alchut Technologies, Ltd., Orbit Advanced Systems, Ltd. and the Company. (1)

2.3	Asset Acquisition Agreement dated December 31, 1996 by and between Orbit-Alchut Technologies, Ltd. and Orbit F.R. Engineering, Ltd. (1)

2.4	Inventory Acquisition Agreement dated January 1, 1997 by and between Orbit-Alchut Technologies, Ltd. and Orbit F.R. Engineering, Ltd. (1)

2.5	Stock Purchase Agreement dated June 28, 1996 by and among Orbit Advanced Technologies, Inc., The Samuel T. Russell Trust, Richard P. Flam, Rickey E. Hartman, Lois A. R. Charles, Dorothy Russell, John Aubin, Norma D. Kegg and Flam & Russell, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of the Company. (2)

3.2	Bylaws of the Company. (7)

4.1	Specimen Common Stock Certificate of the Company. (2)

10.1	Employment Agreement dated February 15, 1997 by and between the Company and Aryeh Trabelsi. (1)

10.2	Employment Agreement dated January 1, 1997 by and between the Company and Moshe Pinkasy. (1)

10.3	1997 Equity Incentive Plan. (1)

10.4	Services Agreement dated January 1, 1997 by and among Orbit-Alchut Technologies, Ltd., Orbit F.R. Engineering, Ltd. and the Company. (1)

10.5	ORBIT/FR Inc. non-debarment agreement dated February 15, 2000 (4)

10.6	Consulting agreement dated July 24, 2002 by and between the Company and Gurion Meltzer. (5)

10.7	Employment Agreement dated September 5, 2002 by and between the Company and Ze’ev Stein. (5)

10.8	Amended and Restated Employment Agreement dated June 20, 2003 by and between the Company and Israel Adan (5)

10.9	Management Agreement dated January 1, 2003 by and between the Company and Ze’ev Stein Properties, LTD. (6)

10.10	Consent Agreement (8)

14.1	Employee Ethics Policy. (6)

21.1	Subsidiaries of the Registrant. (3)

24.1	Power of Attorney (included on signature page).

31.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Israel Adan, President and Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Relland Winand, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Israel Adan, President and Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Relland Winand, Chief Financial Officer.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on April 11, 1997

(2)	Incorporated by reference to Amendment 1 of the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on May 19, 1997

(3)	Incorporated by reference to Amendment 2 of the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on June 5, 1997

(4)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 30, 2001

(5)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 31, 2003

(6)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 30, 2004

(7)	Incorporated by reference to Company’s Quarterly Report on Form 8-K filed on March 26, 2007

(8)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 29, 2006

ORBIT/FR, Inc.
SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBIT/FR, Inc
Date: March 31, 2008	/s/ Ze’ev Stein
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
     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 31st day of March 2008.

Name	Title

/s/ Ze’ev Stein Ze’ev Stein	Chairman of the Board

/s/ Israel Adan Israel Adan	President and Chief Executive Officer (principal executive officer)

/s/ Relland Winand Relland Winand	Chief Financial Officer (principal accounting and financial officer)

/s/ Uri Jenach Uri Jenach	Director

/s/ Doron Ginat Doron Ginat	Director

/s/ Dan Goffer Dan Goffer	Director

/s/ Yossi Dauber	Director

Yossi Dauber

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
March 31, 2008

/s/ Ze’ev Stein Ze’ev Stein
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and
Board of Directors
Orbit/FR, Inc.
We have audited the consolidated balance sheets of Orbit/FR, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audit also included the financial statement schedule listed in the index at 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the financial statements of Orbit/FR Engineering, Ltd., a wholly owned subsidiary, which statements reflect total assets of $7,944,000 and $6,645,000 as of December 31, 2007 and 2006, respectively, and total revenues of $14,530,000, $10,202,000, and $9,160,000 for each of the three years in the period ended December 31, 2007. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Orbit/FR Engineering, Ltd., is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United Sates). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbit/FR, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Hoberman, Miller, Goldstein, & Lesser, CPA’s, P.C.
March 14, 2008
New York, NY

■	Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 67067, Israel	■	Phone: 972-3-6232525 Fax: 972-3-5622555
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
ORBIT/FR ENGINEERING, LTD.
     We have audited the accompanying balance sheets of Orbit/Fr Engineering, Ltd. (“the Company”) as of December 31, 2007 and 2006, and the related statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles

/S/ KOST FORER GABBAY & KASIERER A Member of Ernst & Young Global
Tel-Aviv, Israel
March 10, 2008

ORBIT/FR, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,214	$3,901
Accounts receivable, less allowance of $215 and $269 in 2007 and 2006, respectively	6,790	5,769
Inventory	2,437	3,156
Costs and estimated earnings in excess of billings on uncompleted contracts	2,092	1,480
Income tax refunds receivable	263	336
Deferred income taxes	670	721
Other	275	151

Total current assets	14,741	15,514

Property and equipment, net	1,541	1,169
Deferred income taxes	787	463
Cost in excess of net assets acquired	301	381

Total assets	$17,370	$17,527

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,555	$2,235
Accounts payable—Parent	717	833
Accrued expenses	3,062	2,789
Short term bank financing	260	400
Customer advances	495	2,232
Income taxes payable	—	47
Billings in excess of costs and estimated earnings on uncompleted contracts	964	935
Deferred income taxes	244	177

Total liabilities, all current	8,297	9,648

Stockholders’ equity:
Preferred stock: $.01 par value:
Authorized shares—2,000,000
Issued and outstanding shares—none	—	—
Common stock: $.01 par value:
Authorized shares—10,000,000
Issued shares—6,084,473	61	61
Additional paid-in capital	15,275	15,173
Accumulated deficit	(6,020)	(7,112)
Treasury stock—82,900 shares	(243)	(243)

Total stockholders’ equity	9,073	7,879

Total liabilities and stockholders’ equity	$17,370	$17,527

See accompanying notes.

ORBIT/FR, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Years Ended December 31,
	2007	2006	2005
Contract revenues	$29,292	$29,441	$22,905
Cost of revenues	20,044	20,750	15,540

Gross profit	9,248	8,691	7,365

Operating expenses:
General and administrative	3,119	2,996	2,427
Sales and marketing	3,569	3,248	3,325
Research and development	1,607	1,443	1,188

Total operating expenses	8,295	7,687	6,940

Operating income	953	1,004	425
Impairment of costs in excess of net assets acquired	(80)	—	—
Other income (loss), net	223	96	(51)

Income before income tax expense (benefit)	1,096	1,100	374
Income tax expense (benefit)	4	(61)	(244)

Net income	$1,092	$1,161	$618

Basic and diluted income per share	$0.18	$0.19	$0.10

Weighted average number common shares — basic	6,001,573	6,001,573	6,001,573

Weighted average number common shares — diluted	6,057,609	6,020,479	6,001,573

See accompanying notes.

ORBIT/FR, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, January 1, 2005	6,084	$ 61	$15,173	$(8,891)	83	$(243)	$6,100

Net income	—	—	—	618	—	—	618

Balance, December 31, 2005	6,084	61	15,173	(8,273)	83	(243)	6,718

Net income	—	—	—	1,161	—	—	1,161

Balance, December 31, 2006	6,084	61	15,173	(7,112)	83	(243)	7,879

Net income	—	—	—	1,092	—	—	1,092
Stock based compensation	—	—	102	—	—	—	102

Balance, December 31, 2007	6,084	$ 61	$15,275	$(6,020)	83	$(243)	$9,073

See accompanying notes.

ORBIT/FR, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$1,092	$1,161	$618
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	390	340	454
Gain on sale of fixed assets	(15)	—	—
Impairment of costs in excess of net assets acquired	80	—	—
Deferred income tax provision	(207)	(220)	(461)
Stock based compensation	102	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,021)	(957)	(330)
Inventory	719	(805)	(86)
Costs and estimated earnings in excess of billings on uncompleted contracts	(612)	(544)	(277)
Income tax refunds receivable	72	86	(181)
Other	(124)	249	47
Accounts payable and accrued expenses	593	1,310	(127)
Accounts payable—Parent	(116)	371	(59)
Income taxes payable	(47)	8	19
Customer advances	(1,737)	1,456	12
Billings in excess of costs and estimated earnings on uncompleted contracts	29	(1,762)	952

Net cash (used) provided by operating activities	(802)	693	581

Cash flows from investing activities:
Purchase of property and equipment	(745)	(380)	(207)

Net cash used in investing activities	(745)	(380)	(207)

Cash flows from financing activities
Proceeds from short term bank financing	460	400	—
Repayments of short term bank financing	(600)	—	—

Net cash (used) provided by financing activities	(140)	400	—

Net (decrease) increase in cash and cash equivalents	(1,687)	713	374

Cash and cash equivalents at beginning of year	3,901	3,188	2,814

Cash and cash equivalents at end of year	$2,214	$3,901	$3,188

Supplemental disclosures of cash flow information:

Net cash paid during the year for income taxes	$84	$301	$271

Net cash paid during the year for interest	$25	$44	$—

See accompanying notes.

ORBIT /FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
1. Summary of Significant Accounting Policies
Ownership and Basis of Presentation
     ORBIT/FR, Inc. (the “Company”), was incorporated in Delaware on December 9, 1996, as a wholly owned subsidiary of Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation (hereinafter referred to as the “Parent”). The Company develops, markets, and supports sophisticated automated microwave test and measurement systems for the wireless communications, satellite, automotive, and aerospace/defense industries and manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems. ORBIT/FR, Inc., a holding company, supports its world wide customers through its subsidiaries ORBIT/FR Engineering, LTD (hereinafter referred to as “Engineering”, Israel), ORBIT/FR Europe (Germany), Advanced ElectroMagnetics, Inc. (“AEMI”, San Diego, CA), and Orbit Advanced Technologies, Inc. and Flam and Russell, Inc. (Horsham, PA).
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

ORBIT /FR, Inc.
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
     The Company tested the goodwill of AEMI for impairment at December 31, 2007, 2006 and 2005 using the present value of future cash flow valuation method. In 2007, the Company recorded impairment to goodwill of $80. No adjustment for the value of goodwill was necessary in 2006 and 2005.
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
Research and Development
     Internally funded research and development costs are charged to operations as incurred. Included in cost of revenues are customer-funded research and development costs of approximately $203, $133, and $145 for the years ended December 31, 2007, 2006, and 2005, respectively.
Concentrations of Credit Risk and Significant Customers
     Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of cash and accounts receivable.

ORBIT /FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
1. Summary of Significant Accounting Policies (continued)
     The Company maintains cash and cash equivalents with various major commercial institutions in the U.S. and overseas. At December 31, 2007, cash balances that are either uninsured under the Federal Deposit Insurance Corporation coverage limit of $100,000 per financial institution, or are located overseas without such type of insurance coverage, totaled approximately $1,978.
     To reduce credit risk relating to the Company’s sales in the U.S. and overseas, the Company performs ongoing credit evaluations of its commercial customers’ financial condition, but generally does not require collateral for government and domestic commercial customers. For certain foreign commercial customers, the Company generally requires irrevocable letters of credit in the amount of the total contract. At December 31, 2007, there were twelve bank guarantees in place for foreign customers with an aggregate value of approximately $1,846. For the years ended December 31, 2007 and December 31, 2006 one customer accounted for approximately 18% and 20%, respectively, of consolidated revenues. No single customer accounted for over 10% of consolidated revenues for 2005. The Company does not anticipate credit risk in connection with its concentration of cash.
Warranty Expense
     The Company provides for warranty costs on sales of its own product. Product warranty periods generally extend for one year from the date of sale.
Income Taxes
     The Company uses the liability method to account for income taxes. Accordingly, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reportable for income tax purposes. The Company files a consolidated federal income tax return with its domestic subsidiaries.
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no adjustments required upon adoption of FIN 48.
Foreign Currency Translation
     The Company’s functional currency for operations in Israel is the U.S. dollar. The Company’s functional currency for operations of its German subsidiary is the local currency. Foreign currency transaction gains and losses net, both realized and unrealized, are recognized currently in the consolidated statements of operations. Unrealized gains and losses arising from the translation of financial statements in consolidation, which would be recognized in “other comprehensive income” within stockholders’ equity, historically have not been material.

ORBIT /FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
1. Summary of Significant Accounting Policies (continued)
     For the years ended December 31, 2007, 2006 and 2005, approximately 20%, 31% and 23%, respectively, of the Company’s revenue was billed in currencies other than the U.S. dollar. Substantially all of the costs of the Company’s contracts, including costs subcontracted to the Parent, have been U.S. dollar denominated transactions.
Income Per Share
     Basic income per share is calculated by dividing the net income by the weighted average common shares outstanding for the period. Diluted income per share is calculated by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock options.
Stock-Based Compensation
     Through December 31, 2005, the Company followed the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” for its stock based compensation. Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123(R), “Share Based Payment”, which supersedes APB No. 25. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires all share-based payments to employees including grants of employee stock options, to be recognized in the financial statements. The proforma disclosures previously permitted are no longer an alternative to financial statement recognition.
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
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management does not believe the adoption of this statement will have any immediate material impact on the Company.
     In December 2007, the Financial Accounting Standards Board (“FASB”) simultaneously issued SFAS No. 141R, “Business Combinations (2007 Amendment),” and SFAS 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51.” Both standards update United States guidance on accounting for “non-controlling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. FASB and the International Accounting Standards Board (“IASB”) have been working together to promote international convergence of accounting standards. Prior to promulgation of these new standards there were specific areas in accounting for business acquisition in which conversion was not achieved. The objective of both standards is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in “business combinations” and consolidated financial statements by establishing accounting and reporting standards. In business combinations it is accomplished by establishing principles and requirements concerning how an “acquirer” recognizes and measures identifiable assets acquired, liabilities assumed, and non-controlling interest in the acquiree, as well as goodwill acquired in the combination or gain from a bargain purchase; and determines information to be disclosed to enable users to evaluate the nature and effects of business combinations. In consolidated financial statements the standards require; identification of ownership interest held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than ”mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interests clearly identified and presented on the face of consolidated statement of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. The standard also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the non-controlling interest. Both standards are effective for fiscal years and interims beginning on or after December 15, 2008 (that is January 1, 2009) with entities with calendar years. Earlier adoption is prohibited. The standards shall be applied prospectively as of the beginning of the fiscal year in which initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. Management is evaluating the impact these standards will have on the Company’s financial position and results of operation.
     Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
2. Inventory
     Inventory consists of the following:

	December 31,
	2007	2006
Work-in-process	$637	$1,885
Parts and components	1,800	1,271

	$2,437	$3,156

3. Property and Equipment
     Property and equipment consists of the following:

	December 31,
	2007	2006
Lab and computer equipment	$2,642	$2,582
Office equipment	808	1,027
Transportation equipment	130	156
Furniture and fixtures	10	11
Fixed assets in process	14	—
Leasehold improvements	138	341

	3,742	4,117
Less accumulated depreciation	2,201	2,948

Property and equipment, net	$1,541	$1,169

4. Accrued Expenses
     Accrued expenses consists of the following:

	December 31,
	2007	2006
Accrued contract costs	$152	$146
Accrued compensation	1,665	1,434
Accrued commissions	299	197
Accrued royalties	56	54
Accrued warranty	384	359
Accrued DTC settlement costs	—	33
Other accruals	506	566

	$3,062	$2,789

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
5. Short term bank financing
     During 2006, the Company established a $500 line of credit with interest payable on the outstanding balance at the bank’s prime rate plus one half percent (7.25% at December 31, 2007), and secured by the assets of the Company. On September 18, 2007 the Company increased its line of credit to $1,250,000 under the same terms. The outstanding balance due at December 31, 2007 and 2006 was $0 and $400 respectively. In February 2007, the Company established lines of credit with The First Israeli Bank and Bank Hapoalim. Both lines of credit have NIS denominated limits of 500 and 2,000, respectively, and dollar denominated lines of $1,250 and $1,400. The interest rate charged by The First Israeli Bank for short-term loans is 5.25% and 5.35% by Bank Hapoalim. Currently, the Company has $260 outstanding under these lines of credit.
6. Related Party Transactions
     Engineering and the Parent have an agreement, whereby Engineering purchases from the Parent electrical and mechanical production services. In addition, the Parent provides other administrative services, including but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support. Engineering pays the Parent for these services based upon a rate of cost of production services plus 18%. Engineering is leasing office space from the Parent on an annual basis, for a rental of $73 per year. These agreements are to be evaluated on an annual basis, and are intended to be at market value.
     The Company was charged $187, $231 and $200 in 2007, 2006 and 2005, respectively, by the Parent for administrative services. Ze’ev Stein Properties, Ltd, an Israeli corporation wholly-owned by the Company’s Chairman of the Board, charged $133 to the Company under a management services agreement in each of 2007, 2006, and 2005.
     Included in cost of revenues for the years ended December 31, 2007, 2006 and 2005 are approximately $1,261, $1,260, and $1,069, respectively, relating to the production services provided by the Parent.
7. Commitments and Contingencies
     The Company leases its operating facilities and certain equipment under non-cancelable operating lease agreements which expire in various years through 2012. Rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $616, $642, and $559, respectively. Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more are as follows: for the years ended December 31, 2008, $376, for 2009, $240, for 2010, $238, for 2011, $238, for 2012, $213 and $20 thereafter.
     As a result of the Company’s Consent Agreement with the Office of Defense Trade Controls Compliance, Director of Defense Trade Controls, (DDTC), which settled its statutory debarment prohibiting direct and indirect exports of International Trade in Arms Regulations products, the Company has agreed to pay a penalty of $100 in three equal annual installments. In 2007 the final installment of $33 was paid.
     At December 31, 2007, the Company has outstanding letters of credit totaling $1,905.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
8. Segment and Geographic Information
          The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the years ended December 31, 2007, 2006, and 2005:

	North America	Europe	Asia	Total
2007
Sales to unaffiliated customers	$10,129	$10,126	$9,037	$29,292
Cost of Sales to unaffiliated customers	5,425	8,445	6,174	20,044

Gross profit unaffiliated customers	$4,704	$1,681	$2,863	$9,248

Net property and equipment	$702	$839	$—	$1,541

Total assets	$10,432	$6,938	$—	$17,370

2006
Sales to unaffiliated customers	$13,756	$9,468	$6,217	$29,441
Cost of Sales to unaffiliated customers	8,837	7,950	3,963	20,750

Gross profit unaffiliated customers	$4,919	$1,518	$2,254	$8,691

Net property and equipment	$713	$456	$—	$1,169

Total assets	$9,704	$7,823	$—	$17,527

2005
Sales to unaffiliated customers	$13,767	$2,980	$6,158	$22,905
Cost of Sales to unaffiliated customers	9,361	2,176	4,003	15,540

Gross profit unaffiliated customers	$4,406	$804	$2,155	$7,365

Net property and equipment	$533	$596	$—	$1,129

Total assets	$9,054	$5,660	$—	$14,714

          In table above “North America” includes all domestic operations, and “Europe” includes subsidiaries in Germany and Israel.
9. Income Taxes
          Pretax income for the years ended December 31 was taxed in the following jurisdictions:

	2007	2006	2005
Domestic	$666	$463	$360
Foreign	430	637	14

	$1,096	$1,100	$374

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
9. Income Taxes (continued)
          The tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities consist of the following:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss and credit carryforwards	$2,305	$2,432
Allowance for doubtful accounts	78	78
Accrued warranty reserves	49	46
Inventory reserve	8	9
Accrued compensation	78	93
Unearned service revenue	37	—
Foreign, including German net operating loss carryforwards	963	868
Goodwill	—	29

Total deferred tax assets	3,518	3,555

Deferred tax liabilities:
Long-term contracts	(120)	(53)
Purchase accounting basis differences	(124)	(124)

Total deferred tax liabilities	(244)	(177)

Net deferred tax asset	3,274	3,378
Valuation allowance	(2,061)	(2,371)

Net deferred tax asset	$1,213	$1,007

          As of December 31, 2007, the Company has net operating loss carryforwards of approximately $6,681 for federal income tax purposes which expire through 2023. If the contemplated change in ownership of the Company (see Note 15) occurs, utilization of these net operating loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code. The Company also has a German net operating loss carryforward of approximately $1,865 which will be available indefinitely.
          As of December 31, 2007, the Company has net operating loss carryforwards of approximately $283 and tax credits of approximately $114, which the Company acquired in its acquisition of Flam & Russell, Inc. The tax benefit of these losses and credits may also be limited both in time and amount due to limitations imposed by Section 382 of the Internal Revenue Code. These net operating loss and credit carryforwards expire during various dates through 2009.
          The Company decreased its valuation allowance on its deferred tax asset $310 during 2007 as a result of projected future taxable income. At December 31, 2007 the valuation allowance totals $2,061 Management has determined to maintain a valuation allowance due to the uncertainty with regard to the Company’s ability to continue to generate sufficient taxable income in the U.S. and Germany in the future to realize this deferred tax asset.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
9. Income Taxes (continued)
The components of income tax expense (benefit) are as follows:

	Year ended December 31,
	2007	2006	2005
Current:
State and Local Taxes within the U.S.	$28	$21	$99
Foreign	183	137	63

	211	158	162

Deferred:
Federal	(80)	(235)	(450)
Foreign	(127)	16	44

	(207)	(219)	(406)

Total income tax expense (benefit)	$4	$(61)	$(244)

     A reconciliation of income tax expense (benefit) at the U.S. Federal statutory tax rate and the actual income tax expense is as follows:

	Year ended December 31,
	2007	2006	2005
Statutory U.S. Federal rate	$373	$374	$125
Utilization of foreign loss carryforwards	—	(34)	—
Book/tax differences	(56)	(151)	76
Decrease in valuation allowance	(310)	(235)	(450)
Foreign tax rate difference to U.S. tax rate	(28)	(16)	—
State and local taxes within the U.S.	28	—	—
Other, net	(3)	1	5

	$4	$(61)	$(244)

10. Research and Development
          Under the terms of the Chief Scientist grant, the Company is obligated to pay royalties at a rate of 2% of revenues generated from the sale of certain products up to the amount of the grant. For the years ended December 31, 2007, 2006, and 2005, royalties under this program were approximately $4, $2 and $10, respectively. At December 31, 2007 the Company had an outstanding contingent obligation to the Chief Scientist of $500. Such contingent obligation is payable in future periods based upon annual sales of products developed under the grants.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
11. Retirement Plans
          The Company has retirement plans which cover substantially all employees who have attained the age of 21 and have completed 3 months of service. Eligible employees make voluntary contributions to the plans up to specified percentages of their annual compensation as defined in the plans. Under the plans, the Company makes discretionary matching contributions determinable each plan year and additional contributions based on annual eligible compensation for each participant. The plans are funded on a current basis. For the years ended December 31, 2007, 2006 and 2005, the Company’s contributions to the plans were $55, $82 and $27, respectively.
12. Long-Term Contracts
          Long-term contracts in process accounted for using the percentage-of-completion method are as follows:

December 31,
2007	2006

Accumulated expenditures on uncompleted contracts	$33,949	$16,869
Estimated earnings thereon	8,992	3,673

	42,941	20,542
Less: applicable progress billings	41,813	19,997

Total	$1,128	$545

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted contracts in excess of billings	$2,092	$1,480
Billings on uncompleted contracts in excess of costs and estimated earnings	(964)	(935)

	$1,128	$545

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
          On March 13, 2007 the Board of Directors amended the Plan increasing the number of shares of common stock under the Plan from 800,000 to 1,200,000. In addition, the Board of Directors amended the Plan extending its duration indefinitely with the stipulation that ISO’s will no longer be granted under the Plan.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
13. Stock Option Plan (continued)
          Effective December 31, 2005, the Board of Directors approved acceleration of the vesting of all outstanding unvested options so that all such options shall be deemed fully vested as of that date.
          Detail information concerning the Incentive Plan is as follows at December 31:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Options Authorized	1,200,000		800,000		800,000

Outstanding, beginning of year	690,200	$2.95	682,700	$2.95	647,200	$2.93
Options granted	519,400	1.95	15,000	3.00	39,500	3.00
Options forfeited	(169,500)	3.00	(7,500)	3.00	(4,000)	3.00

Options outstanding, end of year	1,040,100	$2.44	690,200	$2.95	682,700	$2.95

Options exercisable, end of year	505,700	$2.93	675,700	$2.95	682,700	$2.95

	2007	2006	2005
Weighted average remaining contractual life (years)	6.61	3.84	4.76

Weighted average fair value of options granted at market value	$—	$—	$—

Range of exercise prices per share, options outstanding	$1.35-$6.63	$1.35-$6.63	$1.35-$6.63

          During the year ended December 31, 2005 the Company elected to follow APB 25 and the related interpretations in accounting for stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, requires the use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the Company’s stock options equals or exceeds the market price of the underlying common stock on the date of grant, no compensation expense was recognized.
          Pro-forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for stock

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
options under the fair value method of SFAS 123. The fair value for the Company’s stock options granted is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2005; risk-free interest rate of 5.5%; no expected dividend payments; volatility factor of the expected price of the Company’s common stock, based on historical volatility, of 6.23% and a weighted-average expected life of the option of 7 years.
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
          In July of 2007, the Board of Directors approved two grants of non qualified stock options of 84,300 and 435,100 to key employees, management and Board members of the Company. This grant resulted in stock based compensation expense of $102 for the year ended December 31, 2007. The fair value for the Company’s stock options granted is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions; risk-free interest rate of 5.5%; no expected dividend payments; volatility factor of the expected price of the Company’s common stock, based on historical volatility, of 5.76% for the grant of 84,300 and 7.74% for the grant of 435,100 and a weighted-average expected life of the option of 7 years for both grants.
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

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
Treasury Stock
          On June 24, 1998, the Company’s Board approved the repurchase of up to 300,000 shares of its stock. The Company repurchased 82,900 shares for $243 as of December 31, 2007. The treasury shares have been recorded at cost.
15. Subsequent Event
          On March 12, 2008, the Parent entered into an agreement with Satimo, SA. a French corporation, to sell all of its shares of common stock of the Company to Satimo. The transaction is subject to customary closing conditions, including regulatory approval. The Company is not a party to the agreement between the Parent and Satimo, SA.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
16. Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data is as follows:

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	2007	2007	2007	2007
Contract revenues	$6,514	$7,204	$8,302	$7,272
Gross profit	2,221	2,275	2,435	2,317
Net income	142	151	322	477
Income per share — basic and diluted	0.02	0.03	0.05	0.08

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	2006	2006	2006	2006
Contract revenues	$7,529	$7,280	$6,964	$7,668
Gross profit	2,311	1,898	2,121	2,361
Net income (loss)	289	79	243	550
Income per share — basic and diluted	0.05	0.01	0.04	0.09

Schedule II — Valuation and Qualifying Accounts
ORBIT/FR, Inc. and Subsidiaries
December 31, 2007

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of period	Expenses	Deductions	period
Year ended December 31, 2007

Allowance for doubtful accounts	$269,475	$0	$54,083	$215,392

Year ended December 31, 2006

Allowance for doubtful accounts	168,376	101,099	0	269,475

Year ended December 31, 2005

Allowance for doubtful accounts	166,376	30,581	28,581	168,376