Form 10-K/A
period 2007-12-31
ORBIT FR INC
filed 2008-04-29
CIK 1037115

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
      Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act)
     Yes ☐     No ☑
     As of June 29, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $4,280,926 (based on the closing price of the Common Stock on June 29, 2007 of $1.86 per share). The information provided shall in no way be construed as an admission that any officer, director, or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission. As of April 28, 2008, 6,001,573 shares of Common Stock were outstanding.

EXPLANATORY STATEMENT
     This Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K of ORBIT/FR, Inc. (the “Company”) for the fiscal year ended December 31, 2007, for the purpose of adding information under Items 10, 11, 12, 13 and 14 of Part III.

-i-

-ii-

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors
The following table sets forth the name, age and principal occupation of each director.

		DIRECTOR
NAME	AGE	SINCE	PRINCIPAL OCCUPATION
Ze’ev Stein	55	1996	Chairman of the Board of Directors of the Company
Uri Jenach	54	1999	General Manager of SophistiPak Ltd., Netanya, Israel
Doron Ginat	39	2002	General Manager of Netivey Gemel Ltd., Israel
Dan Goffer	56	2004	Managing partner of Goffer, Guilman & Co., CPAs
Yossi Dauber	73	2007	Retired, Formerly Chairman, Board of Directors of Maritime Bank, Israel
     Ze’ev Stein has served as a director of the Company and its predecessor since March 1996 and began serving as Chairman of the Board of Directors in October 1998. He also currently acts as Chairman of the Board of the Company’s wholly owned subsidiary, ORBIT/FR, Engineering, Ltd (“Engineering”). Mr. Stein served as acting Chief Executive Officer of the Company from October 1998 to October 2001. Since July 1994, Mr. Stein has served as a Director of Orbit-Alchut Technologies, Ltd., a publicly traded company in Israel which was founded in 1950 and which is currently the majority stockholder of the Company (“Alchut”). Since September 1996, Mr. Stein has also served as the Vice-President of Operations of Alchut. From 1991 to 1996, Mr. Stein was the General Manager of Stein Special Art, Ltd., located in Ra’anana, Israel.
     Uri Jenach was named a director of the Company in November 1999, and has served as the General Manager of SophistiPak LTD, an engineering and packaging consulting company since 1993. Since 1996, Mr. Jenach has served as a director of Engineering. Mr. Jenach also serves as a director of Orbit Avionics, Ltd., which is a wholly owned subsidiary of Alchut.
     Doron Ginat was named a director of the Company in June 2002 and has served as the General Manager of Netivey Gemel Ltd. since December 2000. From 1997 to December 2000, Mr. Ginat was the General Manager of the Pension & Insurance Fund of the Construction Workers. Prior to 1997, Mr. Ginat was an Economic Advisor of the General Manager of the Israeli Ministry of Infrastructure and also served in the Israeli Military.
     Dan Goffer was named a director of the Company in June 2002 and is the managing partner of Goffer, Guilman & Co., CPAs of Tel Aviv, Israel. Mr. Goffer specializes in analytical auditing and computer consulting implementations.
     Yossi Dauber was named a director of the Company in May 2007 and is currently retired. Mr. Dauber was formerly Chairman of that organization’s Board of Directors-Maritime Bank, Israel from February 2003 to July 2003 and Deputy Chairman from July 2002 to January 2003. Prior to that, Mr. Dauber was Deputy Chairman of the Board of Management-Bank Hapoalim.
Executive Officers and Key Employees of the Company
     Information concerning the Company’s executive officers and key employees is set forth in Item 4.1 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.
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
     A copy of the ORBIT/FR, Inc. Employee Ethics Policy was filed with the Securities and Exchange Commission on March 30, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and a copy of the Employee Ethics Policy will be provided to any person without charge, upon request, by contacting the Company by mail at ORBIT/FR, Inc., 506 Prudential Road, Horsham, Pennsylvania 19044, or by phone at (215) 674-5100.
Information Regarding Corporate Governance
Committees of the Board of Directors
     The Board of Directors maintains a standing Compensation Committee, Audit Committee and Executive Committee. The Board of Directors does not maintain a standing committee regarding the nominations of individuals to serve on the board of directors.
     The Compensation Committee of the Board of Directors, subject to the approval of the Board of Directors, determines the compensation of the Company’s executive officers and oversees the administration of executive compensation programs. The Compensation Committee is comprised of Mr. Ginat, Mr. Jenach and Mr. Goffer, each of whom the Board of Directors has determined to be independent.
     The Audit Committee recommends outside accountants, reviews the results and scope of the annual audit, the services provided by the Company’s independent auditors and the recommendations of the auditors with respect to the Company’s accounting systems and controls. During 2007, the Audit Committee conducted one meeting via conference call. Representatives of the Company’s independent auditing firm, Hoberman, Miller, Goldstein, and Lesser, P.C. (“Hoberman, Miller”), participated in these meetings and discussed their audit of the Company’s financial statements. The Audit Committee is comprised of Mr. Ginat, Mr. Jenach and Mr. Goffer, each of whom the Board of Directors has determined to be independent.
     The Executive Committee, which consists of Mr. Jenach, who has been determined to be independent by the Board of Directors, has, and may, exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation to the fullest extent permitted by Delaware General Corporation Law.
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
Overview
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
Compensation Program
     Base Salary. Base salary levels for executive officers are determined annually. In setting base salaries for officers and employees, the Compensation Committee considers the experience of the individual, the scope and complexity of the position, our size and growth rate, profitability, and the compensation paid by our competitors. The Compensation Committee generally approves, based upon in appropriate circumstances the recommendations of Israel Adan, the Company’s Chief Executive Officer, the base salaries that are paid to the Company’s executive officers other than Mr. Adan, which is approved by the Compensation Committee. Overall, the Compensation Committee believes that the base salaries of its executive officers are approximately competitive with median base salary levels for similar positions with our peer companies. The Compensation Committee approved salary adjustments in December 2007, effective January 1, 2008, for Messrs. Aubin and Campbell of $7,364 and $4,307 respectively.
     Bonuses. The Company’s executive officers are eligible to receive bonus awards designed to motivate them to attain short-term and longer-term corporate and individual management goals. Bonuses are based on the attainment of specific Company performance measures established by the Compensation Committee early in the fiscal year, and by the achievement of specified individual performance objectives and the degree to which each executive officer contributes to the overall success of the Company and the management team. The annual bonus is paid in cash in an amount reviewed and approved, in appropriate circumstances on the recommendation of Mr. Adan, by the Compensation Committee and is ordinarily paid in the first quarter following the completion of each fiscal year. For the year ended December 31, 2007, bonuses were awarded to each of Messrs. Adan, Aubin and Campbell in the amounts of $25,000, $20,000 and $25,000 respectively.
     Stock Awards. To promote the Company’s long-term objectives, stock awards are made to directors, officers and employees who are in a position to make a significant contribution to our long-term success. The stock awards are made to directors, employees and consultants pursuant to our 1997 Stock Option Plan, in the form of qualified and nonqualified stock options with a exercise price of the market price of the Company’s common stock on the date of grant. The Compensation Committee has discretion to determine which employees and consultants will be granted stock options, the number of shares to be optioned and the terms and conditions of such options. The full Board of Directors conducts the administration of the option plan with respect to options granted to directors or to executive officers. Options currently outstanding generally vest over a five year period. In selecting recipients and the size of grants, the Compensation Committee considers various factors such as the potential of the recipient, the salary of the recipient and competitive factors affecting our ability to attract and retain employees, prior grants, a comparison of awards made to officers in comparable positions at similar companies and the performance of our business. The Company granted stock options to the named executive officers during the year ended December 31, 2007 to Messrs. Adan, Aubin and Campbell in the amounts of 100,000 shares, 15,000 shares and 15,000 shares, respectively. All grants were at a price of $1.95 which was the closing price on the day of grant.

Director Compensation
     The following table shows certain information with respect to the compensation of all directors of the Company for the year ended December 31, 2007.
2007 DIRECTOR COMPENSATION TABLE

	Fees Earned or
	Paid in Cash	Option Awards	Total
Name	($)	($)(2)	($)
Ze’ev Stein (1)	240,000	20,926	260,926
Uri Jenach	41,750	12,207	53,957
Doran Ginat	9,000	872	9,872
Dan Goffer	8,000	872	8,872
Yossi Dauber	3,500	5,231	8,731

(1)	Mr. Stein’s compensation for his service as a director of both the Company and its subsidiary, Engineering, is paid to him, directly and indirect through an entity owned by Mr. Stein, pursuant to agreements which are described below.

(2)	Represents the amount recognized for financial statement reporting purposes for the year ended December 31, 2007 in accordance with FASB Statement No. 123(R). The valuation assumptions used for the FASB Statement No. 123(R) calculation are as follows: expected life of 7 years; volatility of 7.74%; dividends of zero; and a risk free interest rate of 5.5%.
     Directors not receiving compensation as an officer or employee of the Company, or under a specific agreement, receive $5,000 per year plus stock options upon being named a director. These Directors are entitled to receive up to $750 per meeting, depending upon whether the director attends the meeting in person or participates in the meeting telephonically. In March 2007, the Board appointed Uri Jenach Vice-Chairman of the Board. Compensation for his services as Vice Chairman is $50,000 per year
     Effective January 1, 2003, the Company entered into a management services agreement with an Israeli corporation which is wholly owned by Mr. Stein. In consideration for services provided by Mr. Stein as Chairman of the Board of Directors of the Company, the Company pays annual fees for Mr. Stein’s service of $133,000, payable in monthly installments of $11,083 (plus VAT, if applicable). This management services agreement may be terminated by either party upon appropriate written notice. Pursuant to another agreement, Mr. Stein acts as Chairman of the Board of the Company’s wholly owned subsidiary, ORBIT/FR, Engineering, Ltd., whereby Mr. Stein is paid an annual fee of $87,000. Mr. Stein was also paid a $20,000 bonus by Engineering for the year ended December 31, 2007. Under both agreements, Mr. Stein is subject to certain non-disclosure, non-solicitation and non-competitive covenants.

Compensation Tables and Related Information
     The following tables and footnotes set forth information, for the years ended December 31, 2007 and December 31, 2006, concerning compensation awarded to, earned by or paid to (i) the Company’s Chief Executive Officer, and (ii) each of the Company’s two (2) other most highly compensated executive officers for the year ended December 31, 2007 (the “Named Executive Officers”).
Summary Compensation Table

Name and			Non-Equity Plan	Option	All Other
Principal		Salary	Compensation Table	Awards	Compensation	Total
Position	Year	($)	($)	($)(1)	($)(2)	($)
Israel Adan	2007	198,744	55,000	17,438	14,333	285,515
Chief Executive Officer (Principal Executive Officer)	2006	185,651	30,000		13,151	228,802

John Aubin	2007	131,505	22,000	2,616	3,501	159,622
Vice President Chief Technology Officer	2006	127666	17,500		2827	147,993

William Campbell	2007	123,070	22,000	2,616	1,545	149,231
Vice President, Engineering
and Program Management	2006	119,480	17,500		1,041	138,021

(1)	Represents the amount recognized for financial statement reporting purposes for the year ended December 31, 2007 in accordance with FASB Statement No. 123(R). The valuation assumptions used for the FASB Statement No. 123(R) calculation are as follows: expected life of 7 years; volatility of 7.74%; dividends of zero; and a risk free interest rate of 5.5%.

(2)	Represents contributions under the Company’s 401(k) Plan. In addition, Mr. Adan received $10,000 for medical insurance premiums for the years ended December 31, 2007 and December 31, 2006.
Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Israel Adan	60,000	—	$3.00	2/15/12
	60,000	—	1.35	10/1/14
		100,000	1.95	7/9/17

John Aubin	20,000	—	3.00	3/5/12
		15,000	1.95	7/9/17

William Campbell	15,000	—	3.00	11/25/12
		15,000	1.95	7/9/17
Employment Agreement
      Effective October 15, 2001, the Company entered into an employment agreement with Israel Adan, pursuant to which Mr. Adan was named President and Chief Executive Officer of the Company. The agreement calls for Mr. Adan to receive a base salary of $150,000, which pursuant to the agreement has been adjusted annually thereafter, and provides that Mr. Adan may be entitled to an annual bonus as determined by the Compensation Committee of the Company’s Board of Directors. Mr. Adan’s employment agreement may be terminated by the Company for cause, which is defined as the material breach of the employment agreement by Mr. Adan or if Mr. Adan commits a material act of dishonesty or a material breach of trust or a fiduciary obligation with respect to the Company. Under the employment agreement, Mr. Adan is subject to certain non-disclosure, non-solicitation and non-competitive covenants. Effective June 20, 2004, Mr. Adan’s employment agreement was amended and restated to provide Mr. Adan with the right to receive a bonus payment in certain circumstances in the event of a change in control as defined in the agreement, or the sale of one or more of the Company’s business units. Mr. Adan has waived the Company’s obligation to make such bonus payment in connection with the proposed acquisition by Satimo SA of a majority of the common stock of the Company from the Company’s current majority stockholders. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table sets forth, as of April 28, 2007, certain information with regard to beneficial ownership (as determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) of outstanding shares of the Company’s Common Stock by (i) each person known by the Company to beneficially own five percent (5%) or more of the outstanding shares of the Company’s Common Stock, (ii) each director and Named Executive Officer (as defined below) individually, and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, the address of each of the persons named in the following table is c/o Orbit/FR, Inc., 506 Prudential Road, Horsham, Pennsylvania 19044.

		Percentage of
	Total Number of	Class of
	Shares of Common	Common Stock
	Stock Beneficial	Beneficially
Name and Address of Beneficial Owner	Owned (1)	Owned (1)
Five Percent (5%) or more Beneficial Owners
Orbit-Alchut Technologies, Ltd. (2) P.O. Box 3171 Industrial Zone Netanya 42131 Israel	3,700,000	61.8%

Directors
Ze’ev Stein (3) P.O. Box 3171 Industrial Zone Netanya 42131 Israel	3,730,000	61.8%

Uri Jenach (4)	30,000	*

Doron Ginat (5)	30,000	*

Dan Goffer (6)	30,000	*

Yossi Dauber	—	—

Named Executive Officers
Israel Adan (7)	120,000	1.96%

John Aubin (8)	20,000	*

William Campbell (9)	15,000	*

All executive officers and directors as a group (9 persons)	3,998,000	63.5%

*	Less than 1% of the outstanding Common Stock.

(1)	The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days of April 28, 2007. Beneficial ownership may be disclaimed as to certain of the securities.

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

     On March 12, 2008, the majority stockholder of the Company, Orbit-Alchut Technologies, Ltd., entered into an agreement with Satimo, SA., a French corporation, to sell all of its shares of common stock of the Company to Satimo. The transaction is subject to customary closing conditions, including regulatory approval, and the Company cannot assure you whether the transaction will actually close. The Company is not a party to the agreement between Alchut and Satimo.
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
Transactions with Related Persons during Fiscal Year 2007
     The Company was charged approximately $187,000 during fiscal year 2007 by its parent, Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation which controls approximately 61.8% of the Company’s stock (the “Parent”), for administrative services. The Company also was charged approximately $1,261,000 for production services provided by Parent during fiscal year 2007. Mr. Stein beneficially owns approximately 56% of the outstanding equity of Parent, is a director of Parent and is the Vice-President of Operations of Parent.
     The Company was charged approximately $133,000 under a management services agreement during fiscal year 2007 by Ze’ev Stein Properties, Ltd, an Israeli corporation that is wholly-owned by Mr. Stein.
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
     Our Board of Directors affirmatively determines the independence of each director and nominee for election as a director using the standards set forth in rules promulgated by The NASDAQ Stock Market LLC for determining the independence of a director, including the consideration of any relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the director’s responsibilities as a member of the Board. During the Board’s annual review of director independence, the Board determined that other than Mr. Stein, all of our directors are independent. Our Board determined that each of Mr. Jenach, Mr Ginat, Mr. Goffer and Mr. Dauber is an “independent director” as that term is defined under Rule 4200(a)(15) of the NASDAQ Manual.
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

Item 14. Principal Accountant Fees and Services.
Accountant Fees
     The following table presents fees for professional services rendered in the United States by Hoberman Miller and in Israel by Kost Forer Gabbay & Kaiserer for the audit of the Company’s annual financial statements, the review of the interim financial statements the preparation of its tax returns, and fees for consulting and other professional services rendered for 2007 and 2006.

	2007	2006
Audit Fees	$112,000	$83,000
Audit-Related Fees	25,500	28,602
Tax Fees	12,500	12,500
All Other Fees	-0-	-0-
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (b) Exhibits
2.1	Stock Purchase Agreement dated March 31, 1997 by and among Advanced ElectroMagnetics, Inc., Anechoic Systems, Inc., Gabriel A. Sanchez, Barbara Sanchez and the Company. (1)

2.2	Share Exchange Agreement dated December 31, 1996 by and among Orbit-Alchut Technologies, Ltd., Orbit Advanced Systems, Ltd. and the Company.(1)

2.3	Asset Acquisition Agreement dated December 31, 1996 by and between Orbit-Alchut Technologies, Ltd. and Orbit F.R. Engineering, Ltd.(1)

2.4	Inventory Acquisition Agreement dated January 1, 1997 by and between Orbit-Alchut Technologies, Ltd. and Orbit F.R. Engineering, Ltd.(1)

2.5	Stock Purchase Agreement dated June 28, 1996 by and among Orbit Advanced Technologies, Inc., The Samuel T. Russell Trust, Richard P. Flam, Rickey E. Hartman, Lois A. R. Charles, Dorothy Russell, John Aubin, Norma D. Kegg and Flam & Russell, Inc.(1)

3.1	Amended and Restated Certificate of Incorporation of the Company. (2)

3.2	Bylaws of the Company.(7)

4.1	Specimen Common Stock Certificate of the Company.(2)

10.1*	Employment Agreement dated February 15, 1997 by and between the Company and Aryeh Trabelsi.(1)

10.2*	Employment Agreement dated January 1, 1997 by and between the Company and Moshe Pinkasy.(1)

10.3*	1997 Equity Incentive Plan. 1)

10.4	Services Agreement dated January 1, 1997 by and among Orbit-Alchut Technologies, Ltd., Orbit F.R. Engineering, Ltd. and the Company.(1)

10.5	ORBIT/FR Inc. non-debarment agreement dated February 15, 2000(4)

10.6*	Consulting agreement dated July 24, 2002 by and between the Company and Gurion Meltzer. (5)

10.7*	Employment Agreement dated September 5, 2002 by and between the Company and Ze’ev Stein. (5)

10.8*	Amended and Restated Employment Agreement dated June 20, 2003 by and between the Company and Israel Adan (5)

10.9*	Management Agreement dated January 1, 2003 by and between the Company and Ze’ev Stein Properties, LTD.(6)

10.10	Consent Agreement

14.1	Employee Ethics Policy. (6)

21.1	Subsidiaries of the Registrant.(3)

24.1	Power of Attorney (included on signature page).

31.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Israel Adan, President and Chief Executive Officer. (8)

31.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Relland Winand, Chief Financial Officer. (8)

31.3	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Israel Adan, President and Chief Executive Officer.

31.4	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Relland Winand, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Israel Adan, President and Chief Executive Officer. (8)

13

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Relland Winand, Chief Financial Officer.(8)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Israel Adan, President and Chief Executive Officer.

32.4	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Relland Winand, Chief Financial Officer.

*	Management compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on April 11, 1997

(2)	Incorporated by reference to Amendment 1 of the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on May 19, 1997

(3)	Incorporated by reference to Amendment 2 of the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on June 5, 1997

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2001(Commission File No. 000-22583)

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2003(Commission File No. 000-22583)

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2004 (Commission File No. 000-22583)

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on March 26, 2007 (Commission File No. 000-22583)

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2008 (Commission File No. 000-22583)

14

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2008	ORBIT/FR, INC.
/s/ Ze’ev Stein
Ze’ev Stein
Chairman of the Board

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 28th day of April, 2007.

Name	Title

*	Chairman of the Board

Ze’ev Stein

/s/ Israel Adan	President and Chief Executive Officer

Israel Adan	(principal executive officer)

/s/ Relland Winand	Chief Financial Officer

Relland Winand	(principal accounting and financial officer)

*	Director

Uri Jenach

*	Director

Doron Ginat

*	Director

Dan Goffer

*	Director

Yossi Dauber

*By:	/s/ Ze’ev Stein
Ze’ev Stein
Attorney-in-Fact

15