Form 10-Q
period 2008-03-31
ORBIT FR INC
filed 2008-05-20
CIK 1037115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 6,084,473 shares of common stock, $.01 par value, outstanding as of May 15, 2008.

ORBIT/FR, Inc.
Index

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets—March 31, 2008 (Unaudited) and December 31, 2007	4

	Consolidated Statements of Operations— Three months ended March 31, 2008 and 2007 (Unaudited)	5

	Consolidated Statements of Cash Flows— Three months ended March 31, 2008 and 2007 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	14

Item 4	Controls and procedures	14

PART II. Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16
Signatures		17
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Israel Adan, President and Chief Executive Officer.
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Relland Winand, Chief Financial Officer.
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Israel Adan, President and Chief Executive Officer.
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Relland Winand, Chief Financial Officer.

ORBIT/FR, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31,	December 31,
	2008	2007
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$1,606	$2,214
Accounts receivable, less allowance of $188 and $215 in 2008 and 2007, respectively	3,728	6,790
Inventory	1,933	2,437
Costs and estimated earnings in excess of billings on uncompleted contracts	4,049	2,092
Income tax refunds receivable	226	263
Deferred income taxes	424	670
Other	331	275

Total current assets	12,297	14,741

Property and equipment, net	1,556	1,541
Deferred income taxes	1,673	787
Cost in excess of net assets acquired	301	301

Total assets	$15,827	$17,370

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,873	$2,555
Accounts payable—Parent	1,167	717
Accrued expenses	3,053	3,062
Short term bank financing	—	260
Customer advances	188	495
Billings in excess of costs and estimated earnings on uncompleted contracts	728	964
Deferred income taxes	784	244

Total liabilities, all current	7,793	8,297

Stockholders’ equity:
Preferred stock: $.01 par value:
Authorized shares—2,000,000
Issued and outstanding shares—none	—	—
Common stock: $.01 par value:
Authorized shares—10,000,000
Issued shares—6,084,473	61	61
Additional paid-in capital	15,329	15,275
Accumulated deficit	(7,113)	(6,020)
Treasury stock—82,900 shares	(243)	(243)

Total stockholders’ equity	8,034	9,073

Total liabilities and stockholders’ equity	$15,827	$17,370

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Three months ended March 31,
	2008	2007
Contract revenues	$6,049	$6,514
Cost of revenues	5,077	4,293

Gross profit	972	2,221

Operating expenses:
General and administrative	814	897
Sales and marketing	829	817
Research and development	474	377

Total operating expenses	2,117	2,091

Operating (loss) income	(1,145)	130
Other (loss) income, net	(46)	85

(Loss) income before income taxes	(1,191)	215
Income tax (benefit) expense	(98)	73

Net (loss) income	$(1,093)	$142

Basic net (loss) income per share	$(0.18)	$0.02

Diluted net (loss) income per share	$(0.18)	$0.02

Weighted average number common shares — basic	6,001,573	6,001,573

Weighted average number common shares — diluted	6,090,265	6,027,691

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(1,093)	$142
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	99	93
Deferred income tax (benefit) expense	(98)	8
Stock based compensation	53	—
Changes in operating assets and liabilities:
Accounts receivable	3,062	3,098
Inventory	504	(85)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,957)	(977)
Income tax refunds receivable	37	—
Other assets	(56)	(71)
Accounts payable and accrued expenses	(690)	(1,108)
Accounts payable—Parent	450	70
Income taxes payable	(2)	(19)
Customer advances	(307)	(1,029)
Billings in excess of costs and estimated earnings on uncompleted contracts	(236)	37

Net cash (used in) provided by operating activities	(234)	159

Cash flows from investing activities:
Purchase of property and equipment	(114)	(177)

Net cash used in investing activities	(114)	(177)

Cash flows from financing activities:
Repayment of short term notes payable	(260)	(400)

Net cash used in financing activities	(260)	(400)

Net decrease in cash and cash equivalents	(608)	(418)
Cash and cash equivalents at beginning of year	2,214	3,901

Cash and cash equivalents at end of period	$1,606	$3,483

Supplemental disclosures of cash flow information:
Net cash paid during the period for income taxes	$103	$92

Net cash paid during the period for interest	$5	$20

See accompanying notes.

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008
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
2. Summary of Significant Accounting Policies
  Interim Financial Information
     The accompanying unaudited consolidated financial statements for the three months ended March 31, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The consolidated financial statements and footnotes should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company’s Form 10-K for the year ended December 31, 2007, filed on March 31, 2008 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2007.
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

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008
(Amounts in thousands, except share and per share data)
  Net (Loss) Income Per Share
     Basic (loss) income per share is calculated by dividing net (loss) income by the weighted average common shares outstanding for the period. Diluted income per share is calculated by dividing net (loss) income by the weighted average common shares outstanding for the period plus the dilutive effect of stock options.
3. Inventory
     Inventory consists of the following:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Work-in-process	$108	$637
Parts and components	1,825	1,800

	$1,933	$2,437

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008
(Amounts in thousands, except share and per share data)
4. Property and Equipment
     Property and equipment consists of the following:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Lab and computer equipment	$2,685	$2,642
Office equipment	867	808
Transportation equipment	130	130
Furniture and fixtures	10	10
Fixed assets in process	24	14
Leasehold improvements	140	138

	3,856	3,742
Less accumulated depreciation	2,300	2,201

Property and equipment, net	$1,556	$1,541

5. Accrued Expenses
  Accrued expenses consists of the following:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Accrued contract costs	$163	$152
Accrued compensation	1,702	1,665
Accrued commissions	335	299
Accrued royalties	57	56
Accrued warranty	341	384
Other accruals	455	506

	$3,053	$3,062

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008
(Amounts in thousands, except share and per share data)
6. Long-Term Contracts

	March 31,	December 31,
	2008	2007
	(Unaudited)
Accumulated expenditures on uncompleted contracts	$29,550	$33,949
Estimated earnings thereon	7,454	8,992

	37,004	42,941
Less: applicable progress billings	33,683	41,813

Total	$3,321	$1,128

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted contracts in excess of billings	$4,049	$2,092
Billings on uncompleted contracts in excess of costs and estimated earnings	(728)	(964)

	$3,321	$1,128

7. Related Party Transactions
     Engineering and the Parent have an agreement, whereby Engineering purchases from the Parent electrical and mechanical production services. In addition, the Parent provides other administrative services, including, but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support. Engineering pays the Parent for these services based upon a rate of cost of production services plus 18%. Engineering is leasing office space from the Parent on an annual basis, for a rental of $73 per year. These agreements are evaluated on an annual basis.
     In March 2008, the Parent agreed to sell all of its common stock of the Company to Satimo, SA. As part of that transaction, the Parent has agreed to continue to provide the services for a period of 1 year after the closing of the transaction, which occurred May 13, 2008. As a result of this transaction, the Company is determining if they need to replace some or all of the services provided to it by the Parent. In the event that the Company cannot adequately obtain or provide these services internally, or cannot do so economically, its results of operations may be affected.
     As a result of the above referenced transaction, the utilization of the Company’s domestic net operating loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code.

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008
(Amounts in thousands, except share and per share data)
8. Segment and Geographic Information
     The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three months ended March 31, 2008 and 2007.

Three months ended March 31, 2008	North America	Europe	Asia	Total
Sales to unaffiliated customers	$2,969	$1,236	$1,844	$6,049
Cost of sales to unaffiliated customers	2,173	1,114	1,790	5,077

Gross profit from unaffiliated customers	$796	$122	$54	$972

Three months ended March 31, 2007	North America	Europe	Asia	Total
Sales to unaffiliated customers	$2,869	$1,486	$2,159	$6,514
Cost of sales to unaffiliated customers	1,618	1,169	1,506	4,293

Gross profit from unaffiliated customers	$1,251	$317	$653	$2,221

     In the table above “North America” includes all United States operations, and “Europe” includes subsidiaries in Germany and Israel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     Certain information contained in this Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the Company’s financial condition, results of operations and liquidity and capital resources and statements as to management’s beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company’s filings with the Securities and Exchange Commission including in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).
Subsequent Event
     On May 13, 2008, Orbit-Alchut Technologies Ltd., an Israeli corporation and formerly the majority shareholder of the Company, completed its sale of all of its 3,700,000 shares of common stock of the Company, representing approximately 61.6% of the Company’s issued and outstanding shares, to Satimo S.A., a French corporation, pursuant to a Stock Purchase Agreement between Orbit-Alchut Technologies Ltd. and Satimo S.A. dated March 13, 2008. The Company is not a party to the agreement between Seller and Buyer. Satimo paid approximately $17.2 million in cash to Orbit-Alchut Technologies in the transaction.
Results of Operations
     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three-months ended March 31,
	2008	2007
	(Unaudited)
Revenues	100.0%	100.0%
Gross profit	16.1	34.1
General and administrative	13.5	13.8
Sales and marketing	13.7	12.5
Research and development	7.9	5.8
Operating (loss) income	(18.9)	2.0
(Loss) income before tax expense	(19.7)	3.3
Net (loss) income	(18.1)	2.2
Three months ended March 31, 2008 compared to three months ended March 31, 2007.

     Revenues. Revenues for the three months ended March 31, 2008 were approximately $6.05 million compared to approximately $6.5 million for the three months ended March 31, 2007, a decrease of approximately $0.5 million. Revenues from the wireless and defense markets decreased approximately $0.4 million and $0.3 million, respectively, while revenues from the automotive, satellite, and EMC markets increased approximately $59,000, $49,000, and $169,000, respectively. Geographically, revenues from Asia and Europe decreased approximately $0.3 million and $0.2 million, respectively, while North America revenues increased approximately $0.1 million. The reduction in revenues recognized during the three months ended March 31, 2008 over prior year levels were a result primarily of lower beginning backlog and the significant completion of a European defense contract in 2007.
     Cost of revenues. Cost of revenues for the three months ended March 31, 2008 was approximately $5.1 million compared to approximately $4.3 million for the three months ended March 31, 2007, an increase of approximately $0.8 million. Gross margin for the three months ended March 31, 2008 was approximately 16.1% as compared to 34% for the three months ended March 31, 2007. The lower margin percentage in 2008 is largely a result of current contracts in backlog with lower margins. In addition, the Company charged cost of revenues approximately $317,000 for costs in inventory that were incurred for a contract with a customer in the Far East that was cancelled due to the Israeli Ministry of Defense (IMOD) implementing a policy in 2004 suspending the export of all Israeli military and commercial use products to certain Far East countries. To date, the Company’s discussions with the IMOD for reimbursement have been not been successful.
     General and administrative expenses. General and administrative expenses for the three months ended March 31, 2008 were $814,000 compared to $897,000 for the three months ended March 31, 2007, a decrease of approximately $83,000 or 9% reflecting lower salary and salary related expenses. As a percentage of revenues, general and administrative expenses decreased to 13.5% for the three months ended March 31, 2008 from 13.8% for the three months ended March 31, 2007.
     Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2008 were $829,000 compared to $817,000 for the three months ended March 31, 2007, an increase of approximately $12,000 or 1.5%. The sales and marketing expenses reflect the Company’s continued marketing efforts in Asia. As a percentage of revenues, sales and marketing expenses increased to 13.7% for the three months ended March 31, 2008, from 12.5% for the three months ended March 31, 2007.
     Research and development expenses. Research and development expenses for the three months ended March 31, 2008 were $474,000 compared to $377,000 for the three months ended March 31, 2007, an increase of approximately $97,000 or 26%. Increased 2008 costs are a result of significant costs incurred during the three months ended March 31, 2008 for enhancements to the Company’s testing software intended to improve performance. As a percentage of revenues, research and development expenses increased to 7.9% for the three months ended March 31, 2008 from 5.8% for the three months ended March 31, 2007.
     Other (loss)/income, net. Other loss, net for the three months ended March 31, 2008 was approximately $46,000 compared to income of $85,000 for the three months ended March 31, 2007, a difference of approximately $131,000. The most significant components of the Company’s other loss, net is primarily foreign currency translation losses related to the payment of salaries of employees in Israel in Israeli shekels which has increased in value relative to the U.S. dollar.

     Income taxes. Income tax benefit for the three months ended March 31, 2008 was $98,000 as compared to income tax expense in 2007 of $73,000. The Company records income tax expense on profitable operations and income tax benefits on losses recorded by its subsidiaries where applicable.
Liquidity and Capital Resources
     Net cash used by operating activities during the three months ended March 31, 2008 was $234,000 compared to net cash provided by operating activities of $159,000 for the three months ended March 31, 2007. The use of cash was due to a net loss of $1.093 million, the increase of the Company’s costs and estimated earnings in excess of billings on uncompleted contracts of $1.957 million and the reduction of accounts payable and accrued expenses of $690,000 partially offset by a decrease of accounts receivable of $3.062 million and the increase of payable-Parent of $450,000. For the three month period ended March 31, 2007, cash provided from operations was the result of income from operations of $142,000, and decreases in accounts receivable of $3.098 million partially offset by increased costs and estimated earnings in excess of billings on uncompleted contracts of $977,000, accounts payable and accrued expenses reduction of $1.108 million and the reduction of customer advances of $1.029 million.
     Net cash used in investing activities during the three months ended March 31, 2008 for the purchase of property and equipment was $114,000 compared to $177,000 during the three months ended March 31, 2007.
     Net cash used in financing activities during the three months ended March 31, 2008 for the repayment of short term notes payable amounted to $260,000 and $400,000 for the three months ended March 31, 2007.
     The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the three months ended March 31, 2008, approximately 87% of the Company’s revenues were billed in U.S. dollars. Substantially all of the costs of the Company’s contracts, including costs subcontracted to the Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company’s Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.
Inflation and Seasonality
     The Company does not believe that inflation or seasonality has had a significant effect on the Company’s operations to date.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at March 31, 2008, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.
Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer previously concluded that as of March 31, 2008, these controls and procedures were effective.
(b)	Change in Internal Control. There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is not currently subject to any material legal proceedings and is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company’s business, operating results, or financial condition.
Item 1A. Risk Factors
     In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceed—Not applicable
Item 3. Defaults upon Senior Securities—Not applicable
Item 4. Submission of Matters to a Vote of Security Holders—Not applicable
Item 5. Other Information—Not applicable
Item 6. Exhibits

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Israel Adan, President and Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Relland Winand, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Israel Adan, President and Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Relland Winand, Chief Financial Officer.

ORBIT/FR, Inc.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Orbit/FR, Inc.

Registrant

Date: May 20, 2008
/s/ Israel Adan

President and Chief Executive Officer

Date: May 20, 2008	/s/ Relland Winand

Chief Financial Officer