Form 10-Q
period 2008-06-30
ORBIT FR INC
filed 2008-08-19
CIK 1037115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
     There were 6,084,473 shares of common stock, $.01 par value, outstanding as of August 14, 2008.

ORBIT/FR, Inc.
Index

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets—June 30, 2008 (Unaudited) and December 31, 2007	3

	Consolidated Statements of Operations—Three and six months ended June 30, 2008 and 2007 (Unaudited)	4

	Consolidated Statements of Cash Flows— Six months ended June 30, 2008 and 2007 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	14

Item 4.	Controls and procedures	15

PART II. Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		17
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Per Iversen, President and Chief Executive Officer
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Relland Winand, Chief Financial Officer
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Per Iversen, President and Chief Executive Officer
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Relland Winand, Chief Financial Officer

ORBIT/FR, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30,	December 31,
	2008	2007
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$740	$2,214
Accounts receivable, less allowance of $188 and $215 in 2008 and 2007, respectively	3,311	6,790
Inventory	2,702	2,437
Costs and estimated earnings in excess of billings on uncompleted contracts	4,860	2,092
Income tax refunds receivable	308	263
Deferred income taxes	289	670
Other	310	275

Total current assets	12,520	14,741

Property and equipment, net	1,482	1,541
Deferred income taxes	2,025	787
Cost in excess of net assets acquired	301	301

Total assets	$16,328	$17,370

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,439	$2,555
Accounts payable—Parent	1,176	717
Accrued expenses	2,915	3,062
Short term bank financing	1,541	260
Customer advances	130	495
Billings in excess of costs and estimated earnings on uncompleted contracts	746	964
Deferred income taxes	1,026	244

Total liabilities, all current	8,973	8,297

Stockholders’ equity:
Preferred stock: $.01 par value:
Authorized shares—2,000,000
Issued and outstanding shares—none	—	—
Common stock: $.01 par value:
Authorized shares—10,000,000
Issued shares—6,084,473	61	61
Additional paid-in capital	16,327	15,275
Accumulated deficit	(8,790)	(6,020)
Treasury stock—82,900 shares	(243)	(243)

Total stockholders’ equity	7,355	9,073

Total liabilities and stockholders’ equity	$16,328	$17,370

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Contract revenues	$5,292	$7,204	$11,341	$13,718

Cost of revenues	3,766	4,929	8,843	9,222

Gross profit	1,526	2,275	2,498	4,496

Operating expenses:

General and administrative	653	832	1,467	1,729

Sales and marketing	949	865	1,778	1,682

Research and development	529	361	1,003	738

Total operating expenses	2,131	2,058	4,248	4,149

Operating (loss) income	(605)	217	(1,750)	347

Compensation charge coincident to change in control	(969)	—	(969)	—

Other (loss) income, net	(71)	23	(117)	108

(Loss) income before income taxes	(1,645)	240	(2,836)	455

Income tax expense (benefit)	32	89	(66)	162

Net (loss) income	$(1,677)	$151	$(2,770)	$293

Basic (loss) income per share	$(0.28)	$0.03	$(0.46)	$0.05

Diluted (loss) income per share	$(0.28)	$0.03	$(0.46)	$0.05

Weighted average number basic common shares	6,001,573	6,001,573	6,001,573	6,001,573

Weighted average number diluted common shares	6,027,502	6,025,530	6,052,175	6,023,158

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(2,770)	$293
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	188	191
Deferred income tax (benefit) provision	(75)	20
Non-cash compensation	969	—
Stock based compensation	83	—
Changes in operating assets and liabilities:
Accounts receivable	3,479	899
Inventory	(265)	(408)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,768)	(2,139)
Income tax refunds receivable	(45)	125
Other current assets	(35)	(15)
Accounts payable and accrued expenses	(1,263)	(139)
Accounts payable—Former Parent	459	374
Customer advances	(365)	(1,655)
Income taxes payable	—	(33)
Billings in excess of costs and estimated earnings on uncompleted contracts	(218)	976

Net cash used in operating activities	(2,626)	(1,511)

Cash flows from investing activities:
Purchase of property and equipment	(200)	(468)
Proceeds from sale of property and equipment	71	—

Net cash used in investing activities	(129)	(468)

Cash flows from financing activities:
Proceeds from short term notes payable	1,281	200
Repayment of short term notes payable	—	(400)

Net cash provided by (used in) financing activities	1,281	(200)

Net decrease in cash and cash equivalents	(1,474)	(2,179)
Cash and cash equivalents at beginning of period	2,214	3,901

Cash and cash equivalents at end of period	$740	$1,722

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$169	$190

Cash (paid) received during the period for interest	$(22)	$31

See accompanying notes.

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008
(Amounts in thousands, except share and per share data)
1. Ownership and Basis of Presentation
          ORBIT/FR, Inc. (the “Company”) was incorporated in Delaware on December 9, 1996, as a wholly owned subsidiary of Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation (Alchut). The Company develops, markets and supports sophisticated automated microwave test and measurement systems for the wireless communications, satellite, automotive, aerospace/defense and electromagnetic compatibility (EMC) industries, and manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems. ORBIT/FR, Inc., a holding company, supports its world-wide customers through its subsidiaries: ORBIT/FR Engineering, LTD (hereinafter referred to as “Engineering”, Israel); ORBIT/FR Europe (Germany); Advanced Electromagnetics, Inc. (hereinafter referred to as “AEMI” San Diego, CA); and Orbit Advanced Technologies, Inc. and Flam and Russell, Inc, (Horsham, PA). The Company sells its products to customers throughout Asia, Europe, Israel, and North and South America.
2. Summary of Significant Accounting Policies
     Interim Financial Information
          The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The consolidated financial statements and footnotes should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company’s Form 10-K for the year ended December 31, 2007, filed on March 31, 2008 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2007.
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
     Net (Loss) Income Per Share

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008
(Amounts in thousands, except share and per share data)
          Basic (loss) income per share is calculated by dividing net (loss) income by the weighted average common shares outstanding for the period. Diluted income per share is calculated by dividing net (loss) income by the weighted average common shares outstanding for the period plus the dilutive effect of stock options.
3. Inventory
     Inventory consists of the following:

	June 30,	December 31,
	2008	2007
	(Unaudited)

Work-in-process	$406	$637
Parts and components	2,296	1,800

	$2,702	$2,437

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008
(Amounts in thousands, except share and per share data)
4. Property and Equipment
          Property and equipment consists of the following:

	June 30,	December 31,
	2008	2007
	(Unaudited)

Lab and computer equipment	$2,739	$2,642
Office equipment	878	808
Transportation equipment	45	130
Furniture and fixtures	10	10
Fixed assets in progress	59	14
Leasehold improvements	140	138

	3,871	3,742
Less accumulated depreciation	2,389	2,201

Property and equipment, net	$1,482	$1,541

5. Accrued Expenses
     Accrued expenses consists of the following:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Accrued contract costs	$31	$152
Accrued compensation	1,662	1,665
Accrued commissions	49	299
Accrued royalties	58	56
Accrued warranty	345	384
Other accruals	770	506

	$2,915	$3,062

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008
(Amounts in thousands, except share and per share data)
6. Long-Term Contracts

	June 30,	December 31,
	2008	2007
	(Unaudited)

Accumulated expenditures on uncompleted contracts	$29,764	$33,949
Estimated earnings thereon	6,871	8,992

	36,635	42,941
Less: applicable progress billings	32,521	41,813

Total	$4,114	$1,128

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted contracts in excess of billings	$4,860	$2,092
Billings on uncompleted contracts in excess of costs and estimated earnings	(746)	(964)

	$4,114	$1,128

7. Related Party Transactions
          On May 13, 2008, Alchut sold all of its 3.7 million shares of common stock of the Company to Satimo, SA. As part of that transaction, Alchut has agreed to continue to provide certain services including but not limited to bookkeeping, computer, legal, accounting, cost management, information systems and production support through May 13, 2009. Engineering pays Alchut for these services based upon a rate of production services plus 18%. Engineering also leases office space from Alchut on an annual basis, for a rental of $73 per year. The Company is determining if it needs to replace some or all of the services provided to it by Alchut upon the expiration of the transition period. In the event that the Company cannot adequately obtain or provide these services internally, or cannot do so economically, its results of operations may be affected.
          As a result of the change of control, the utilization of the Company’s domestic net operating loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code.
          A non-cash charge of $969,000 was recorded by the Company for the three month period ended June 30, 2008 related to a payment of such amount by Alchut to the Company’s former CEO, Israel Adan, in consideration of the cancellation of certain stock options held by Mr. Adan and the waiver of Mr. Adan’s right to receive certain payments under his employment agreement with the Company, in each case in connection with the sale of 3.7 million shares of common stock of the Company by Alchut to Satimo, SA. the amount paid to Mr. Adan has been treated as a capital contribution in the Company’s balance sheet and compensation expense in the consolidated statement of operations.

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008
(Amounts in thousands, except share and per share data)
8. Segment and Geographic Information
          The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations out of other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three and six months ended June 30, 2008 and 2007.

Three months ended June 30, 2008	North America	Europe	Asia	Total

Sales to unaffiliated customers	$3,449	$1,122	$721	$5,292
Cost of sales to unaffiliated customers	2,323	720	723	3,766

Gross profit (loss) unaffiliated customers	$1,126	$402	$(2)	$1,526

Three months ended June 30, 2007	North America	Europe	Asia	Total

Sales to unaffiliated customers	$2,457	$1,125	$3,622	$7,204
Cost of sales to unaffiliated customers	1,384	1,050	2,495	4,929

Gross profit unaffiliated customers	$1,073	$75	$1,127	$2,275

Six months ended June 30, 2008	North America	Europe	Asia	Total

Sales to unaffiliated customers	$6,418	$2,358	$2,565	$11,341
Cost of sales to unaffiliated customers	4,496	1,834	2,513	8,843

Gross profit unaffiliated customers	$1,922	$524	$52	$2,498

Six months ended June 30, 2007	North America	Europe	Asia	Total

Sales to unaffiliated customers	$5,326	$2,611	$5,781	$13,718
Cost of sales to unaffiliated customers	3,002	2,219	4,001	9,222

Gross profit unaffiliated customers	$2,324	$392	$1,780	$4,496

          In table above “North America” includes all United States operations, and “Europe” includes subsidiaries in Germany and Israel.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Recent Events
          On May 13, 2008, Alchut sold all of its 3.7 million shares of common stock of the Company to Satimo, SA. As part of that transaction, Alchut has agreed to continue to provide certain services including but not limited to bookkeeping, computer, legal, accounting, cost management, information systems and production support through May 13, 2009. Engineering pays Alchut for these services based upon a rate of production services plus 18%. Engineering also leases office space from Alchut on an annual basis, for a rental of $73 per year. The Company is determining if it needs to replace some or all of the services provided to it by Alchut upon the expiration of the transition period. In the event that the Company cannot adequately obtain or provide these services internally, or cannot do so economically, its results of operations may be affected.
Results of Operations
          The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	28.8	31.6	22.0	32.8
General and administrative	12.3	11.6	12.9	12.6
Sales and marketing	17.9	12.0	15.7	12.3
Research and development	10.0	5.0	8.8	5.4
Operating (loss) income	(11.4)	3.0	(15.4)	2.5
Compensation charge	(18.3)	—	(8.5)	—
(Loss)income before income taxes	(31.1)	3.3	(25.0)	3.3
Net (loss) income	(31.7)	1.1	(24.4)	2.1

Three months ended June 30, 2008 compared to three months ended June 30, 2007.
          Revenues. Revenues for the three months ended June 30, 2008 were approximately $5.3 million compared to approximately $7.2 million for the three months ended June 30, 2007, a decrease of approximately $1.9 million or 26.4%. Revenues from the university and automotive and EMC markets increased approximately $314,000, $427,000 and $89,000, respectively, while revenues from the defense, wireless and satellite markets decreased $1.8 million, $885,000 and $69,000, respectively. Geographically, Asian revenues decreased approximately $2.9 million, while North America revenues increased approximately $992,000 from prior year levels and European sales were flat. Revenues recognized during the three months ended June 30, 2008 were most significantly impacted by the lower backlog and the negative gross margin of its Asian business than for the same period in 2007.
          Cost of revenues. Cost of revenues for the three months ended June 30, 2008 were approximately $3.8 million compared to approximately $4.9 million for the three months ended June 30, 2007, a decrease of approximately $1.1 million or 22.4%. Gross margins decreased to 28.8% for the three months ended June 30, 2008 from 31.6% for the three months ended June 30, 2007. The lower margin percentage in 2008 is largely a result of negative margin Asian business, due to a reduction of sales as estimated costs on the contracts have increased during the three months ended June 30, 2008 partially offset by higher gross margins in the Company’s European business. The Company continues to complete these contracts and increased its efforts to capture Asia business with higher gross margins.
          General and administrative expenses. General and administrative expenses for the three months ended June 30, 2008 were $653,000 compared to $832,000 for the three months ended June 30, 2007, an decrease of approximately $179,000 or 21.5% . As a percentage of revenues, general and administrative expenses increased to 12.3% for the three months ended June 30, 2008 from 11.6% for the three months ended June 30, 2007. The decrease in selling general and administrative expenses is primarily due to lower corporate expenses related to Board fees and salaries.
          Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2008 were $949,000 compared to $865,000 for the three months ended June 30, 2007, an increase of approximately $84,000 or 9.7%. As a percentage of revenues, sales and marketing expenses increased to 17.9% for the three months ended June 30, 2008, from 12.0% for the three months ended June 30, 2007. The increased sales and marketing expenses were largely due to increased bid and proposal work as the Company pursues business opportunities in Asia, fees paid to marketing consultants and upgrades to the Company’s corporate web site.
          Research and development expenses. Research and development expenses for the three months ended June 30, 2008 were $529,000 compared to $361,000 for the three months ended June 30, 2007, an increase of approximately $168,000 or 46.5%. Increased research and development expense for the three month period ended June 30, 2008 are primarily due to enhancements and upgrades to the Company’s testing software.
          Compensation charge. A non-cash charge of $969,000 was recorded by the Company for the three month period ended June 30, 2008 related to a payment of such amount by Alchut to the Company’s former CEO, Israel Adan, in consideration of the cancellation of certain stock options held by Mr. Adan and the waiver of Mr. Adan’s right to receive certain payments under his employment agreement with the Company, in each case in connection with the sale of 3.7 million shares of common stock of the Company by Alchut to Satimo, SA. the amount paid to Mr. Adan has been treated as a capital contribution in the Company’s balance sheet and compensation expense in the consolidated statement of operations.

          Other (loss)/income, net. Other loss, net, for the three months ended June 30, 2008 was approximately $71,000 compared to income of $23,000 for the three months ended June 30, 2007, a decrease of approximately $94,000. The most significant components of the Company’s other loss, net is primarily foreign currency translation losses related to the payments of salaries of employees in Israel in Israeli shekels which has increased in value relative to the U.S. dollar.
          Income taxes. Income tax expense for the three months ended June 30, 2008 was $32,000 compared to $89,000 for the three months ended June 30, 2007, a decrease in expense of $57,000.
Six months ended June 30, 2008 compared to six months ended June 30, 2007.
          Revenues. Revenues for the six months ended June 30, 2008 were approximately $11.3 million, compared to approximately $13.7 million for the six months ended June 30, 2007, a decrease of approximately $2.4 million or 17.5%. Revenues from the automotive, EMC and University markets increased approximately $526,000, $255,000 and $315,000 respectively. Revenues from the defense, wireless and satellite markets decreased approximately $2.1 million, $1.3 million and $20,000, respectively. Geographically, revenues from North America increased approximately $1.1 million or 20.5% while Asia and Europe decreased approximately $3.2 million and $253,000, respectively from prior year levels or 55.2% and 9.7%, respectively. The revenue decreases during the six months ended June 30, 2008 were most significantly impacted by reduced Asian business due to lower backlog partially offset by increased North America business.
          Cost of revenues. Cost of revenues for the six months ended June 30, 2008 were approximately $8.8 million compared to approximately $9.2 million for the six months ended June 30, 2007, a decrease of approximately $400,000 or 4.3%. Gross margins decreased to 22.0% for the six months ended June 30, 2008 from 32.8% for the six months ended June 30, 2007. The lower margin percentage in 2008 is largely a result of low margin Asian business during the six months ended June 30, 2008.
          General and administrative expenses. General and administrative expenses for the six months ended June 30, 2008 were approximately $1.5 million compared to approximately $1.7 million for the six months ended June 30, 2007, a decrease of approximately $200,000 or 11.8% .As a percentage of revenues, general and administrative expenses increased to 12.9% for the six months ended June 30, 2008 from 12.6% for the six months ended June 30, 2007. The decreased general and administrative expenses were largely a result of reduced salary and, salary related costs and reduced Board compensation.
          Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2008 were approximately $1.8 million, compared to approximately $1.7 million for the six months ended June 30, 2007, an increase of approximately $100,000 or 5.9%. As a percentage of revenues, sales and marketing expenses increased to 15.7% for the six months ended June 30, 2008, from 12.3% for the six months ended June 30, 2007. The increased sales and marketing expenses were largely due to increased marketing efforts in Asia, as the Company continues its efforts to increase its business in the area, and fees paid to marketing consultants.
          Research and development expenses. Research and development expenses for the six months ended June 30, 2008 were $1.0 million compared to $738,000 for the six months ended June 30, 2007, an increase of approximately $262,000, primarily due to enhancements and upgrades to the Company’s testing software.
          Compensation charge. A non-cash charge of $969,000 was recorded by the Company for the six month period ended June 30, 2008 related to a payment of such amount by Alchut to the Company’s former CEO, Israel Adan, in consideration of the cancellation of certain stock options held by Mr. Adan and the waiver of Mr. Adan’s right to receive certain payments under his employment agreement with the Company, in each case in connection with the sale of 3.7 million shares of common stock of the Company by Alchut to Satimo, SA. the amount paid to Mr. Adan has been treated as a capital contribution in the Company’s balance sheet and compensation expense in the consolidated statement of operations
          Other (loss)/income net, Other loss, net, for the six months ended June 30, 2008 was approximately $117,000 compared to other income, net, of $108,000 for the six months ended June 30, 2007, a decrease of approximately $225,000. The Company recognizes interest income and expense and foreign currency translation gains and losses as other income. The most significant components of the Company’s other loss, net, is primarily foreign currency translation losses related to the payments of salaries of employees in Israel in Israeli shekels which has increased in value relative to the U.S. dollar.
          Income taxes. Income tax benefit for the six months ended June 30, 2008 was $66,000 compared to $162,000 of income tax expense for the six months ended June 30, 2007.
Liquidity and Capital Resources
          Net cash used in operating activities during the six months ended June 30, 2008 was approximately $2.6 million compared to approximately $1.5 million during the six months ended June 30, 2007. The Company’s net loss adjusted for non-cash items, used $1.7 million of cash versus the Company’s net income adjusted for non-cash items providing cash of $504,000 during the six months ended June 30, 2007. Uses of cash include increases in the Company’s costs and recognized earning in excess of billings on uncompleted contracts and the reduction of accounts payable and accrued expenses which were partially off-set by the reduction of accounts receivable.
          Net cash used in investing activities during the six months ended June 30, 2008 for the purchase of property and equipment was approximately $200,000 compared to approximately $468,000 invested during the six months ended June 30, 2007.
          The cash shortfall generated by operations for the period ended June 30, 2008 was funded by the use of the Company’s line of credit in the amount of $1.3 million and cash on hand.
          The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the six months ended June 30, 2008, approximately 87% of the Company’s revenues were billed in U.S. dollars. Substantially all of the costs of the Company’s contracts, including costs subcontracted to Alchut, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company’s Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.
Inflation and Seasonality
          The Company does not believe that inflation or seasonality has had a significant effect on the Company’s operations to date.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at June 30, 2008, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

Item 4.	Controls and Procedures
(a)	Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer previously concluded that as of June 30, 2008, these controls and procedures were effective.

(b)	Change in Internal Control. There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceed—Not applicable

Item 3.	Defaults upon Senior Securities—Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders—Not applicable

Item 5.	Other Information-Not applicable

Item 6.	Exhibits
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Per Iversen, President and Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Relland Winand, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Per Iversen, President and Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Relland Winand, Chief Financial Officer.

ORBIT/FR, Inc.
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Orbit/FR, Inc.

Registrant

Date: August 19, 2008
/s/ Per Iversen

President and Chief Executive Officer

Date: August 19, 2008	/s/ Relland Winand

Chief Financial Officer