Form 10-Q
period 2008-09-30
ORBIT FR INC
filed 2008-11-14
CIK 1037115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 6,001,573 shares of common stock, $.01 par value, outstanding less shares in Treasury as of November 14, 2008.

ORBIT/FR, Inc.

ORBIT/FR, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30,	December 31,
	2008	2007
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$935	$2,214
Accounts receivable, less allowance of $193 and $215 in 2008 and 2007, respectively	4,670	6,790
Accounts Receivable-Parent	11	—
Inventory	2,398	2,437
Costs and estimated earnings in excess of billings on uncompleted contracts	4,218	2,092
Income tax refunds receivable	367	263
Deferred income taxes	312	670
Other	341	275

Total current assets	13,252	14,741

Property and equipment, net	1,393	1,541
Deferred income taxes	1,972	787
Cost in excess of net assets acquired	301	301

Total assets	$16,918	$17,370

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,693	$2,555
Accounts payable— Former Parent	89	717
Accrued expenses	2,888	3,062
Short term bank financing	2,018	260
Customer advances	—	495
Billings in excess of costs and estimated earnings on uncompleted contracts	1,081	964
Deferred income taxes	996	244

Total liabilities, all current	9,765	8,297

Stockholders’ equity:
Preferred stock: $.01 par value:
Authorized shares—2,000,000 Issued and outstanding shares—none	—	—
Common stock: $.01 par value:
Authorized shares—10,000,000 Issued shares—6,084,473	61	61
Additional paid-in capital	16,355	15,275
Accumulated deficit	(9,020)	(6,020)
Treasury stock—82,900 shares	(243)	(243)

Total stockholders’ equity	7,153	9,073

Total liabilities and stockholders’ equity	$16,918	$17,370

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Contract revenues	$5,973	$8,302	$17,314	$22,020
Cost of revenues	4,035	5,867	12,878	15,089

Gross profit	1,938	2,435	4,436	6,931

Operating expenses:
General and administrative	625	778	2092	2,507
Sales and marketing	868	928	2646	2,610
Research and development	584	433	1,586	1,171

Total operating expenses	2,077	2,139	6,324	6,288

Operating (loss) income	(139)	296	(1,888)	643
Compensation charge coincident to change in control	—	—	(969)	—
Other (expense) income, net	(91)	99	(209)	207

(Loss) income before income tax expense	(230)	395	(3,066)	850
Income tax expense (benefit)	—	73	(66)	235

Net (loss) income	$(230)	$322	$(3,000)	$615

Basic and diluted (loss) income per share	$(0.04)	$0.05	$(0.50)	$0.10

Weighted average number basic common shares	6,001,573	6,001,573	6,001,573	6,001,573

Weighted average number diluted common shares	6,001,573	6,023,589	6,001,573	6,019,582

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(3,000)	$615
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	269	286
Deferred income tax benefit	(75)	51
Non-cash compensation	969	—
Stock based compensation	111	49
Changes in operating assets and liabilities
Accounts receivable	2,120	2,004
Accounts Receivable—Parent	(11)	—
Inventory	39	(346)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,126)	(2,042)
Income tax refunds receivable	(104)	324
Other assets	(66)	(201)
Accounts payable and accrued expenses	(36)	87
Accounts payable—Former Parent	(628)	549
Income taxes payable	—	4
Customer advances	(495)	(2,218)
Billings in excess of costs and estimated earnings on uncompleted contracts	117	481

Net cash used in operating activities	(2,916)	(357)

Cash flows from investing activities:
Purchase of equipment	(192)	(694)
Proceeds from sale of property and equipment	71	—

Net cash used in investing activities	(121)	(694)

Cash flows from financing activities:
Short-term bank loan	1,758	200
Repayment of short-term bank loan	—	(600)

Net cash provided by (used in) financing activities	1,758	(400)

Net decrease in cash and cash equivalents	(1,279)	(1,451)
Cash and cash equivalents at beginning of year	2,214	3,901

Cash and cash equivalents at end of period	$935	$2,450

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$342	$211

Net cash received (paid) during the period for interest	$(37)	$29

See accompanying notes.

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008
(Amounts in thousands, except share and per share data)
1. Ownership and Basis of Presentation
     ORBIT/FR, Inc. (the “Company”) was incorporated in Delaware on December 9, 1996, as a wholly owned subsidiary of Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation. On May 13, 2008, Orbit-Alchut Technologies, Ltd., (“Alchut”) sold all of its 3.7 million shares of common stock of the Company to Satimo, SA. The Company develops, markets and supports sophisticated automated microwave test and measurement systems for the wireless communications, satellite, automotive, aerospace/defense and electromagnetic compatibility (EMC) industries, and manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems. ORBIT/FR, Inc., a holding company, supports its world-wide customers through its subsidiaries: ORBIT/FR Engineering, LTD (hereinafter referred to as “Engineering”, Israel); ORBIT/FR Europe (Germany); Advanced Electromagnetics, Inc. (“AEMI”) (San Diego, CA); and Orbit Advanced Technologies, Inc. and Flam and Russell, Inc, (Horsham, PA). The Company sells its products to customers throughout Asia, Europe, Israel, and North America.
2. Summary of Significant Accounting Policies
Interim Financial Information
     The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The consolidated financial statements and footnotes should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company’s Form 10-K for the year ended December 31, 2007, filed on March 31, 2008 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2007.
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
September 30, 2008
(Amounts in thousands, except share and per share data)
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
Cost in Excess of Net Assets Acquired
     Cost in excess of net assets acquired (“goodwill”) represents the excess of costs over the fair value of the net assets of businesses acquired in connection with the Company’s acquisition of Advanced ElectroMagnetics, Inc. in 1997.
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

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008
(Amounts in thousands, except share and per share data)
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
Foreign Currency Translation
     The Company’s functional currency for its operations in Israel is the U.S. dollar. The Company’s functional currency for operations of its German subsidiary is the local currency. Foreign currency transaction gains and losses net, both realized and unrealized, are recognized currently in the consolidated statements of operations. Unrealized gains and losses arising from the translation of financial statements in consolidation, which would be recognized in “other comprehensive income” within stockholders’ equity, historically have not been material.
Net Income Per Share
     Basic income per share is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted income per share is calculated by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock options.
3. Inventory
Inventory consists of the following:

	September 30,	December 31,
	2008	2007
	(Unaudited)

Work-in-process	$117	$637
Parts and components	2,281	1,800

Total	$2,398	$2,437

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008
(Amounts in thousands, except share and per share data)
4. Property and Equipment
Property and equipment consists of the following:

	September 30,	December 31,
	2008	2007
	(Unaudited)

Lab and computer equipment	$2,715	$2,642
Office equipment	885	808
Transportation equipment	45	130
Furniture and fixtures	10	10
Fixed Assets in Progress	64	14
Leasehold improvements	144	138

	3,863	3,742
Less accumulated depreciation	2,470	2,201

Property and equipment, net	$1,393	$1,541

5. Accrued Expenses
Accrued expenses consists of the following:

	September 30,	December 31,
	2008	2007
	(Unaudited)

Contract costs	$98	$152
Compensation	1,410	1,665
Commissions	376	299
Royalties	58	56
Warranty	337	384
Other	609	506

Total	$2,888	$3,062

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008
(Amounts in thousands, except share and per share data)
6. Long-Term Contracts
Long-term contracts are summarized as follows:

	September 30,	December 31,
	2008	2007
	(Unaudited)

Accumulated expenditures on uncompleted contracts	$31,671	$33,949
Estimated earnings thereon	7,856	8,992

	39,527	42,941
Less: applicable progress billings	36,390	41,813

Total	$3,137	$1,128

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted contracts in excess of billings	$4,218	$2,092
Billings on uncompleted contracts in excess of costs and estimated earnings	(1,081)	(964)

Total	$3,137	$1,128

7. Related Party Transactions
     On May 13, 2008, Orbit-Alchut Technologies, Ltd., (“Alchut”) sold all of its 3.7 million shares of common stock of the Company to Satimo, SA. As part of that transaction, Alchut has agreed to continue to provide certain services to the Company’s subsidiary in Israel including but not limited to bookkeeping, computer, legal, accounting, cost management, information systems and production support through May 13, 2009. The Company pays Alchut for these services based upon a rate of production services in Israel plus 18%. The Company also leases office space from Alchut on an annual basis, for a rental of $73 per year. The Company is determining if it needs to replace some or all of the services provided to it by Alchut upon the expiration of the transition period. In the event that the Company cannot adequately obtain or provide these services internally, or cannot do so economically, its results of operations may be affected.
     As a result of the change of control, the utilization of the Company’s domestic net operating loss carryforwards will be limited to $1,315,000 a year plus any losses incurred after that date pursuant to Section 382 of the Internal Revenue Code.
     A non-cash charge of $969,000 was recorded by the Company for the three month period ended June 30, 2008 related to a payment of such amount by Alchut to the Company’s former CEO, Israel Adan, in consideration of the cancellation of certain stock options held by Mr. Adan and the waiver of Mr. Adan’s right to receive certain payments under his employment agreement with the Company, in each case in connection with the sale of 3.7 million shares of common stock of the Company by Alchut to Satimo, SA. on May 13, 2008. The amount paid to Mr. Adan has been treated as a capital contribution in the Company’s balance sheet and compensation expense in the consolidated statement of operations.

ORBIT/FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008
(Amounts in thousands, except share and per share data)
8. Segment and Geographic Information
     The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three and nine months ended September 30, 2008 and 2007.

Three months ended September 30, 2008	North America	Europe	Asia	Total
Sales to unaffiliated customers	$2,699	$1,312	$1,962	$5,973
Cost of sales to unaffiliated customers	1,676	952	1,407	4,035

Gross profit unaffiliated customers	$1,023	$360	$555	$1,938

Three months ended September 30, 2007	North America	Europe	Asia	Total
Sales to unaffiliated customers	$2,287	$2,693	$3,322	$8,302
Cost of sales to unaffiliated customers	1,396	2,040	2,431	5,867

Gross profit unaffiliated customers	$891	$653	$891	$2,435

Nine months ended September 30, 2008	North America	Europe	Asia	Total
Sales to unaffiliated customers	$9,112	$3,676	$4,526	$17,314
Cost of sales to unaffiliated customers	6,167	2,790	3,921	12,878

Gross profit unaffiliated customers	$2,945	$886	$605	$4,436

Nine months ended September 30, 2007	North America	Europe	Asia	Total
Sales to unaffiliated customers	$7,613	$5,303	$9,104	$22,020
Cost of sales to unaffiliated customers	4,398	4,258	6,433	15,089

Gross profit unaffiliated customers	$3,215	$1,045	$2,671	$6,931

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
Recent Events
          On May 13, 2008, Orbit-Alchut Technologies, Ltd., (“Alchut”) sold all of its 3.7 million shares of common stock of the Company to Satimo, SA. As part of that transaction, Alchut has agreed to continue to provide certain services to our subsidiary in Israel including but not limited to bookkeeping, computer, legal, accounting, cost management, information systems and production support through May 13, 2009. The Company pays Alchut for these services based upon a rate of production services in Israel plus 18%. Engineering also leases office space from Alchut on an annual basis, for a rental of $73 per year. The Company is determining if it needs to replace some or all of the services provided to it by Alchut upon the expiration of the transition period. In the event that the Company cannot adequately obtain or provide these services internally, or cannot do so economically, its results of operations may be affected.
Critical Accounting Policies
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

Results of Operations
     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	32.5	29.3	25.7	31.5
General and administrative	10.5	9.4	12.1	11.4
Sales and marketing	14.5	11.2	15.3	11.9
Research and development	9.8	5.2	9.2	5.3
Operating (loss) income	(2.3)	3.6	(10.9)	2.9
(Loss) income before income tax (benefit) expense	(3.9)	4.8	(17.7)	3.9
Net (loss) income	(3.9)	3.9	(17.3)	2.8
Three months ended September 30, 2008 compared to three months ended September 30, 2007.
     Revenues. Revenues for the three months ended September 30, 2008 were approximately $6.0 million compared to approximately $8.3 million for the three months ended September 30, 2007, a decrease of approximately $2.3 million or 28%. Revenues from the defense, wireless, university, automotive and satellite markets decreased approximately $372,000, $1.5 million, $515,000, $48,000 and $25,000, respectively, while revenues from the EMC markets increased approximately $86,000. Geographically, Asian and European revenues decreased approximately $1.4 million each while North America revenues increased approximately $412,000 from prior year levels. The decrease in revenues recognized during the three months ended September 30, 2008 was most significantly affected by the substantial completion in 2007 of a large European defense contract and an Asian wireless contract the revenue resulting from which has not been completely replaced in 2008.
     Cost of revenues. Cost of revenues for the three months ended September 30, 2008 were approximately $4.0 million compared to approximately $5.9 million for the three months ended September 30, 2007, a decrease of approximately $1.9 million or 32%. Gross margins increased to 32.5% for the three months ended September 30, 2008 from 29.3% for the three months ended September 30, 2007. The higher margin percentage in 2008 is largely the result of the substantial work performed on a large lower margin European defense contract in 2007 which reduced the gross margin percentage in the three month period ended September 30, 2007.
     General and administrative expenses. General and administrative expenses for the three months ended September 30, 2008 were $625,000 compared to $778,000 for the three months ended September 30, 2007, a decrease of approximately $153,000 or 20%. As a percentage of revenues general and administrative expenses were 10.5% and 9.4% for the three month periods ended September 30, 2008 and 2007, respectively. The decrease in general and administrative expenses were most significantly affected by the decrease in directors’ fees, director related expenses and the decrease of stock compensation expense due to the cancellation of stock options granted to former members of the Company’s board of directors and its former CEO.

     Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2008 were $868,000 compared to $928,000 for the three months ended September 30, 2007, a decrease of approximately $60,000 or 7%. As a percentage of revenues, sales and marketing expenses increased to 14.5% for the three months ended September 30, 2008, from 11.2% for the three months ended September 30, 2007. The decreased sales and marketing expenses were largely due to decreased commissions paid during the three months ended September 30, 2008.
     Research and development expenses. Research and development expenses for the three months ended September 30, 2008 were $584,000 compared to $433,000 for the three months ended September 30, 2006, an increase of approximately $151,000 or 34.9%. This increase reflects increased efforts to upgrade and enhance the Company’s testing software, the development and testing of new anechoic foam and to develop new low cost motion positioners and controllers.
     Other income (expense), net. Other (expense) income, net, for the three months ended September 30, 2008 was expense of approximately $91,000 compared to income of $99,000 for the three months ended September 30, 2007, a decrease of approximately $190,000 due mainly to the decrease in the euro to US dollar exchange rate and interest expense due to borrowings under the Company’s lines of credit. The Company recognizes interest income and expense and foreign currency gains and losses as other (expense) income.
     Income taxes. The Company did not record income tax benefit for the three months ended September 30, 2008. Due to the uncertainty of its ability to utilize the deferred tax asset relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to a portion of the related deferred tax asset. All or a portion of the remaining valuation allowance may be reduced in future periods based on an assessment of earnings sufficient to fully utilize these potential tax benefits. The Company had tax expense of $73,000 for the three months ended September 30, 2007.
Nine months ended September 30, 2008 compared to nine months ended September 30, 2007.
     Revenues. Revenues for the nine months ended September 30, 2008 were approximately $17.3 million, compared to approximately $22.0 million for the nine months ended September 30, 2007, a decrease of approximately $4.7 million, or 21.4%. Revenues from the automotive and EMC markets increased $483,000 and $341,000, respectively. The revenues from the wireless, defense, university, and satellite markets decreased approximately $2.8 million, $2.5 million, $200,000, and $45,000, respectively. Geographically, revenues from Asia and Europe decreased approximately $4.6 million and $1.6 million, respectively while revenues from North America increased approximately $1.5 million from prior year levels. Revenues recognized during the nine months ended September 30, 2008 were most significantly impacted by reduced backlog in the Asian and European markets as the substantial completion in 2007 of a large European defense contract and a large Asian wireless contract, the revenue resulting from which has not been completely replaced in 2008.
     Cost of revenues. Cost of revenues for the nine months ended September 30, 2008 were approximately $12.9 million compared to approximately $15.1 million for the nine months ended September 30, 2007, a decrease of approximately $2.2 million or 14.6%. Gross margins decreased to 25.7% for the nine months ended September 30, 2008 from 31.5% for the nine months ended September 30, 2007. The lower margin percentage in 2008 is largely a result of a low margin Asian business that is being completed and replaced with higher margin backlog.
     General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2008 were approximately $2.1 million compared to approximately $2.5 million for the nine months ended September 30, 2007, a decrease of approximately $400,000 or 16%. As a percentage of revenues, general and administrative expenses increased to 12.1% for the nine months ended September 30, 2008 from 11.4% for the nine months ended September 30, 2007. General and administrative expenses decreased due to reduced directors’ fees, and costs related to the relocation of the Company’s European office.
     Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2008 increased $36,000, as compared to September 30, 2007, an increase of 1.4%. As a percentage of revenues, sales and marketing expenses increased to 15.3% for the nine months ended September 30, 2008, from 11.9% for the nine months ended September 30, 2007. The increased sales and marketing expenses for the period ended September 30, 2008 were largely due to increased fees paid to marketing consultants and upgrades to the corporate web site partially offset by reduced sales and agent commissions.
     Research and development expenses. Research and development expenses for the nine months ended September 30, 2008 were $1.6 million compared to $1.2 million for the nine months ended September 30, 2007, an increase of approximately $400,000 primarily due to continued enhancements and upgrades to the Company’s testing software, development and testing of new types anechoic foam and the development of new motion controllers and positioners.
     Compensation charge. A non-cash charge of $969,000 was recorded by the Company for the nine month period ended September 30, 2008 related to a payment of such amount by Alchut to the Company’s former CEO, Israel Adan, in consideration of the cancellation of certain stock options held by Mr. Adan and the waiver of Mr. Adan’s right to receive certain payments under his employment agreement with the Company, in each case in connection with the sale of 3.7 million shares of common stock of the Company by Alchut to Satimo, SA. on May 13, 2008. The amount paid to Mr. Adan by Alchut has been treated as a capital contribution in the Company’s balance sheet and compensation expense in the Company’s consolidated statement of operations.
     Other (expense) income net. Other (expense) income, net for the nine months ended September 30, 2008 was an expense of approximately $209,000 compared to income of $207,000 for the nine months ended September 30, 2007, an increase of approximately $416,000 due mainly to changes in the euro and shekel to US dollar exchange rate. The Company recognizes interest income and expense and foreign currency translation gains and losses as other income.
     Income taxes. Income tax (benefit) for the nine months ended September 30, 2008 was ($66,000) compared to $235,000 of income tax expense for the nine months ended September 30, 2007. The Company records income tax expense on profitable operations and income tax benefits on losses except, when the future benefit of such losses is not considered more likely than not, the Company records a valuation allowance equal to the related deferred tax asset.
Liquidity and Capital Resources
     Net cash used in operating activities during the nine months ended September 30, 2008 was approximately $2.9 million compared to approximately $357,000 used during the nine months ended September 30, 2007. In both periods the cash generated from accounts receivable was offset by the increase in costs and estimated earnings in excess of billings on uncompleted contracts. In addition, $628,000 cash was used to repay accounts payable due to Alchut.
     Net cash used in investing activities during the nine months ended September 30, 2008 for the purchase of property and equipment was approximately $192,000 compared to approximately $694,000 during the nine months ended September 30, 2007 as the Company has reduced its purchase of fixed assets from prior year levels.

          The cash shortfall generated by operations for the period ended June 30, 2008 was funded by $1.8 million in borrowings from the Company’s lines of credit and cash on hand. The Company expects to reduce the amounts outstanding under their lines of credit in subsequent quarters.
     The Company currently has lines of credit with Harleysville National Bank, The First Israeli Bank and Bank Hapoalim. The amounts of the lines of credit are $1,250,000, $2,050,000 and $79,000, respectively and allow for the lines to be used for borrowings and to cover letters of credit issued to customers. Interest rates charged to the Company for borrowings under the line are prime plus 0.5% for Harleysville National Bank, LIBOR plus 1.15% for The First Israeli Bank and LIBOR plus 2.0% for Bank Hapoalim.
     The bank agreement with Harleysville National Bank expires April 30, 2009. The bank agreements with both The First Israeli Bank and the Bank Hapoalim do not have expiration dates but are subject to termination on a quarterly basis based upon the Company’s financial performance for the quarter. The Company expects that the agreement with Harleysville Bank will be renewed in April 2009.
     As of September 30, 2008 the Company has approximately $867,000 of additional borrowing capacity under its lines of credit.
     The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the nine months ended September 30, 2008, approximately 84% of the Company’s revenues were billed in U.S. dollars. Substantially all of the costs of the Company’s contracts, including costs subcontracted to Alchut, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company’s Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into the majority of its contracts as U.S. dollar denominated.
Inflation and Seasonality
     The Company does not believe that inflation or seasonality has had a significant effect on the Company’s operations to date.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at September 30, 2008, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer previously concluded that as of September 30, 2008, these controls and procedures were effective.

(b)	Change in Internal Control. There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Orbit/FR, Inc. Registrant
Date: November 14, 2008	/s/ Per Iversen
President and Chief Executive Officer

Date: November 14, 2008	/s/ Relland Winand
Chief Financial Officer