Form 10-K
period 2008-12-31
ORBIT FR INC
filed 2009-04-15
CIK 1037115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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
(Do not check if a smaller reporting company)
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act)
     Yes ☐       No ☑
     As of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $4,488,067 (based on the closing price of the Common Stock on June 30, 2008 of $1.95 per share). The information provided shall in no way be construed as an admission that any officer, director, or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission. As of April 15, 2009, 6,001,573 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The information required to be disclosed in Part III of this Annual Report on Form 10-K will be provided by the Registrant in an amendment to this Annual Report on Form 10-K that will be filed with the Commission no later than April 29, 2009.

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
     The Company’s primary objective is to strengthen its position in automated microwave test and measurement systems while developing products and systems for a broader range of microwave applications. The principal elements of the Company’s strategy to reach its objectives are: (i) offering comprehensive high quality solutions to customers; (ii) maintaining its technological leadership; (iii) focusing on standard systems and proprietary off-the-shelf products: (iv) pursuing growth in international markets; and (v) leveraging its technological expertise to expand into complementary markets.
     The Company’s principal offices are located at 506 Prudential Road, Horsham, Pennsylvania 19044. Its telephone number is (215) 674-5100, its e-mail address is mail@orbitfr.com and its World Wide Web home page is located at www.orbitfr.com.

History
     The Company was incorporated in Delaware in December 1996. The Company is the holding company for Orbit Advanced Technologies, Inc., a Delaware corporation (“Technologies”), and its wholly owned subsidiary, Flam & Russell, Inc., a Delaware corporation (“Flam & Russell”), Orbit FR Engineering, Ltd., an Israeli corporation (“Engineering”), Orbit FR Europe, GmbH, a German corporation (“GmbH”), and Advanced ElectroMagnetics, Inc. (“AEMI”), a California corporation. The Company’s former majority shareholder was Orbit-Alchut Technologies, Ltd., a publicly traded company in Israel which was founded in 1950 (“Alchut”). On May 13, 2008, Alchut sold all of its 3.7 million shares of common stock of the Company to Satimo, SA (“Satimo”) a publicly traded company on the ALTERNEXT stock exchange.
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
     On March 12, 2008, Alchut entered into an agreement with Satimo, a French corporation, to sell all of its shares of common stock of the Company, which represented approximately 62% of the Company’s outstanding common stock to Satimo. The Company was not a party to the agreement between Alchut and Satimo.

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
     The industry’s tracking requirements, such as air traffic control, precision guided weapons, and data links and stealth aircraft, led to the development of Radar Cross Section (“RCS”) and the test and measurement of radomes. RCS involves the transmission of microwave signals towards a passive target, such as an aircraft or missile, and then the creation of an “image” of the target by measuring the energy reflected back towards the transmit source. Radome testing evaluates the impact of a radome (the dome-shaped casing that is placed on the leading edge of an aircraft or missile to protect the radar and direction-finding equipment) on the microwave signals that pass through it.
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
     Offering Comprehensive Turnkey Solutions to Customers. Within the microwave test and measurement market, new and existing customers increasingly desire to purchase comprehensive, turnkey test and measurement systems from a single provider. The Company addresses this desire by providing engineering and project management services, by offering an increasingly broad product line and by maintaining close relationships with outside component suppliers. Additionally, the Company may periodically acquire companies with complementary products and services that can be integrated with the Company’s existing or proposed products and systems, as it did with its acquisitions of Flam & Russell and AEMI. By acquiring suppliers of key components of microwave test and measurement systems that the Company does not already provide, the Company believes, but cannot assure, that it will be able to increase gross margins.
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
     Pursuing Growth in International Markets. Approximately 47%% and 65% of the Company’s revenues during 2008 and 2007, respectively, were derived from international customers (customers outside of North America). The Company believes that in addition to domestic growth as a result of increases in Department of Defense and Homeland Security budgets, the international microwave test and measurement marketplace will also grow over the next several years, due in large part to worldwide economic development, governmental policies aimed at improving the communications infrastructure in developing countries and the increasing globalization of commerce. The Company has devoted and intends to continue to devote significant efforts to increasing its share of the international market for microwave test and measurement systems by strengthening and expanding its sales network through the establishment of foreign sales and customer service centers and the appointment of additional international sales representatives. In addition, the Company believes it has a competitive advantage due to the duty-free status of its products manufactured in Israel and sold into the European Union.
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
     Cellular/PCS/Pager Systems. ORBIT/FR seeks to be a leader in the design and delivery of high-performance test and measurement systems for manufacturers of cellular/PCS handsets, pagers, and PDAs. The Company has developed a standard system called “PowerCell” based on its spherical near-field technology that the Company sells as a turnkey, off-the-shelf product. The system consists of a Dielectric Belt Driven Rotator (DBDR) positioning system, and the Company’s software and receiver, constructed in a small anechoic chamber. The positioning subsystem allows a probe to trace a sphere around the handset or pager held by a mannequin, thus fully sampling the complete microwave properties of the device under test. The PowerCell system is compliant with the CTIA standards.
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
     Satellite Systems. The Company develops and sells microwave test and measurement systems for satellite communication and broadcast systems which test the satellite performance of the satellite’s antennas. These systems also test the transmit and receive characteristics of the active array antennas used on most modern satellites and can have the ability to identify and diagnose malfunctions within these complex antennas. The Company’s satellite test systems utilize either near-field or compact range technology. Both technologies are equally effective from a test and measurement viewpoint, but each offers certain benefits. A near-field system offers diagnostic capabilities and is generally less expensive than a comparably equipped compact range system, but a compact range system is faster and easier to use.
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
     The Company’s engineers and other technical staff support the efforts of the sales force. Since a customer’s engineers typically play an important role in the procurement decision, the Company’s engineers work closely with them to help them understand the advantages of the Company’s products and systems. Additional business from existing customers is pursued through the joint efforts of both the sales force and the engineers and other technical staff who has worked closely with the customer’s engineers and who understand the customer’s needs. If a customer has already purchased a microwave test and measurement system from ORBIT/FR, the Company believes it has an advantage over competitors in obtaining orders for system upgrades as well as any additional systems that the customer may wish to purchase at a later date. Typically, a substantial portion of the Company’s revenues in a given year is generated by customers for whom the Company has previously provided products or systems.
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
     The Company’s customers are located in the Americas (the United States, Canada, Brazil and Argentina), Europe (the United Kingdom, France, Germany, Israel, Italy, Holland, Spain, Austria, Denmark, Belgium, Poland, Russia, Finland, Norway, Sweden, Switzerland, Turkey and Portugal) and throughout the rest of the world (Japan, Korea, Thailand, Taiwan, Singapore, Indonesia, Australia, China, and South Africa). See Note 8 of the Notes to Consolidated Financial Statements for a discussion of the geographic concentration of the Company’s revenues. For the years ended December 31, 2008 and December 31, 2007, a large European customer accounted for approximately 6% and 18%, respectively, of consolidated revenues. No single customer accounted for more than 10% of the Company’s 2008 consolidated revenues.
Production and Suppliers
     The Company’s engineers, based in the United States, Germany and Israel, are responsible for product design and development and for overseeing the production of the Company’s products. Although the Company maintains a production facility in Horsham, PA, most of the production of the Company’s products is performed by subcontractors. Alchut is currently the Company’s principal subcontractor for electro-mechanical production, primarily in connection with the manufacturing of positioners. The Company believes that as a result of its co-location and relationship with Alchut, they offered the best available combination of quality, reliability and price. Effective April 2009, however, the Company has the right to select any subcontractor, including Alchut. Through its wholly owned subsidiary, Advanced ElectroMagnetics, Inc., the Company manufactures anechoic foam absorbing material, an integral component of the microwave test and measurement system environment.
     Although the Company produces most of the component parts for its microwave test and measurement systems, it purchases certain components from outside vendors for turnkey microwave test and measurement systems, including personal computers, shielded enclosures and microwave absorbers.
Backlog
     At December 31, 2008 and 2007, the Company’s backlog was approximately $18.4 million and $12.1 million, respectively. The Company includes in backlog only those orders for which it has received and accepted a completed purchase order. Such orders are generally subject to cancellation by the customer with payment of a specified charge. The delivery lead time on the Company’s products and systems is generally three to six months, but can be as short as a few days and as long as 18 months or more. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential shipment delays, the Company’s backlog as of any particular date may not be representative of actual sales for any succeeding period.

Research and Development
     The Company believes that its future success depends on its ability to adapt to rapidly changing technological circumstances within the industries it serves and to continue to meet the needs of its customers. Accordingly, the timely development and introduction of new products is essential to maintain the Company’s competitive position. Using its internal research and development staff, augmented by external consultants, the Company develops most of its products in-house. On occasion, the Company’s research and development efforts have been conducted in direct response to the specific requirements of customers’ orders, and, accordingly, such amounts are included in cost of revenues when incurred and the related funding is included in net revenues at such time. Included in cost of revenues are customer-funded research and development costs of approximately $33 and $203 for the years ended December 31, 2008 and 2007, respectively.
     Other research and development expenses of the Company for fiscal years ended December 31, 2008 and 2007 were approximately $2,080 and $1,607, respectively.
Competition
     The Company believes that its current systems and products compete effectively with the systems and products offered by its competitors on the basis of product functionality, speed and accuracy, reliability, price, ease of use and technical support. The market for automated microwave test and measurement products, systems and services, however, is highly competitive and is characterized by continuing advances in products and technologies. Some of the Company’s competitors have established relationships with current and potential customers of the Company. The Company also competes, on a limited basis, with the internal development groups of its existing and potential customers, many of whom design and develop parts of their own microwave test and measurement systems. The Company’s business, operating results and financial condition could be materially adversely affected by such competition. The Company’s primary competitors in the microwave test and measurement market are MI Technology, Nearfield Systems, Inc., ETS, March Microwave.
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
Employees
     As of December 31, 2008, the Company had a total of 110 employees. The Company considers its relations with its employees to be good.
ITEM 1A. RISK FACTORS
     Rapid Technological Change. The microwave test and measurement industry is characterized by rapid technological change. The Company’s future success will depend upon its ability to continually enhance its current products and to develop and introduce new products that keep pace with the increasingly sophisticated needs of its customers and the technological advancements of its competitors. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that will adequately meet the requirements of the marketplace.

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
     Dependence on Alchut; Operations in Israel The Company presently maintains a number of relationships with Alchut, the former majority stockholder of the Company. Alchut is the Company’s principal subcontractor for electro-mechanical production, primarily in connection with the production of positioners. In addition, Alchut provides general and administrative services for the Company’s operations in Israel. Effective January 1, 2004, the Company and Alchut entered into an agreement under which Alchut will continue to provide these services for at least one year. Alchut has continued to provide these services. Alchut maintains its production operations, and the Company maintains part of its engineering operations, in Israel. As a result, the Company may be directly influenced by the political, economic and military conditions affecting Israel.
     On May 13, 2008, Orbit-Alchut Technologies, Ltd., (“Alchut”) sold all of its 3.7 million shares of common stock of the Company to Satimo, SA. As part of that transaction, Alchut has agreed to continue to provide the services for a period of one year after the closing of the transaction. Currently the Company’s subsidiary in Israel has signed a lease and is in the process of moving its operations to a new location. The Company anticipates that all the general and administrative services previously provided by Alchut will be in place at the expiry of the one year service agreement on May 13, 2009.
     As a result of the change in ownership of the Company utilization, of the Company’s domestic net operating loss carryforwards is limited pursuant to Section 382 of the Internal Revenue Code. Such limitation may have an effect on future results of operations.
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
     Risks Associated with International Sales. In 2008 and 2007, international sales (sales to customers outside of North America) comprised approximately 47% and 65%, respectively, of the Company’s total sales, and the Company expects its international business to continue to account for a material part of its revenues. International sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade and export policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. Approximately 81% of the Company’s sales in 2008 were denominated in U.S. dollars. Accordingly, the Company believes that it does not have significant exposure to fluctuations in currency. However, fluctuations in currency could adversely affect the Company’s foreign customers.
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
     Issuance of Preferred Stock and Common Stock; Anti-Takeover Provisions. Pursuant to its Amended and Restated Certificate of Incorporation, the Company has an authorized class of 2,000,000 shares of Preferred Stock which may be issued by the Board of Directors with such terms and such rights, preferences and designations as the Board may determine and without any vote of the stockholders, unless otherwise required by law. Issuance of such Preferred Stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of the Company. Issuance of additional shares of Common Stock could result in dilution of the voting power of the Common Stock. In addition, certain “anti-takeover” provisions of the Delaware General Corporation Law among other things, may restrict the ability of the stockholders to approve a merger or business combination or obtain control of the Company.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
     The Company occupies approximately 18,000 square feet of space at its headquarters in Horsham, Pennsylvania under a lease expiring in October 2015. The current annual base rent is approximately $145,000. The Company also maintains sales, engineering, technical support and program management facilities in Israel and Germany, and its manufacturing facilities in Santee, California. The Company’s current aggregate annual rental expenses for these additional facilities are approximately $316,000.
ITEM 3. LEGAL PROCEEDINGS
     The Company is not currently subject to any additional material legal proceedings and is not aware of any other threatened litigation unasserted claims or assessments that could have a material adverse effect on the Company’s business, operating results, or financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 4.1 EXECUTIVE OFFICERS AND KEY EMPLOYEES
     The following table sets forth certain information regarding the Company’s executive officers and certain key employees.

NAME	AGE	POSITION
Per Iversen	44	President and Chief Executive Officer
Relland Winand	54	Chief Financial Officer
John Aubin	55	Vice President, Business Development and CTO
Moshe Pinkasy	58	Managing Director, Engineering
Marcel Boumans	50	Managing Director, GmbH
William Campbell	53	Vice President, Engineering and Program Management
Scott Martin	45	Managing Director, Advanced ElectroMagnetics, Inc.
     Per Iversen was named President and Chief Executive Officer in June 2008. Mr. Iversen had been employed by Satimo S.A. since 1998, and had been Chief Technology Officer and Director of US Operations. Prior to joining Satimo, Mr. Iversen spent seven years with the European Space Agency where he managed antenna development programs for both terrestrial and space borne applications.
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
     On April 11, 2003, the Company’s Common Stock was delisted from the Nasdaq Stock Market and began trading on the electronic over-the-counter quotation system of the Financial Industry Regulatory Authority (“FINRA”), the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “ORFR.” The OTCBB is a regulated quotation service for subscribing members of FINRA that displays the real-time quotes, last-sale prices and volume information in over-the-counter securities. The OTCBB’s market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
     The following table sets forth the high and low bid prices per share for the Common Stock for the periods indicated below as reported to the OTCBB by the FINRA’s member firms.

	Year ended December 31,
	2008		2007
	High	Low	High	Low
First Quarter	$2.72	$1.85	$2.65	$2.08

Second Quarter	$2.55	$1.62	$2.45	$1.80

Third Quarter	$1.95	$1.35	$2.10	$1.60

Fourth Quarter	$1.83	$0.35	$2.12	$1.80
     On February 23, 2009, there were 32 holders of record of the Company’s Common Stock. Based on information received by the Company from its stock transfer agent, the Company believes that there are approximately 705 beneficial owners of its Common Stock.
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

EQUITY COMPENSATION PLAN INFORMATION
     The following table sets forth information, as of the end of the fiscal year ended December 31, 2008, with respect to compensation plans under which the Company is authorized to issue shares of Common Stock.

	Number of Shares to		Number of Shares Remaining
	be Issued Upon	Weighted-Average	Available for Future Issuance
	Exercise of	Exercise Price of	under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in 1st column)
Equity compensation plan(s) approved by security holders (1)	482,700	$2.44	717,300

Equity compensation plan(s) not approved by security holders	—	—	—

Total	482,700	$2.44	717,300

(1)	This plan consists of the Orbit/FR, Inc. 1997 Stock Option Plan.

Stock Performance Graph
          The graph below compares the cumulative total stockholder return on the Company’s Common Stock for the period from December 31, 2002 to December 31, 2008, with the cumulative total return of the NASDAQ Composite Index. Since historical peer group and industry or line-of-business data is not available, the graph below compares the cumulative total stockholder return on the Company’s Common Stock with the cumulative total return of Schmitt Industries, Inc., a publicly traded manufacturer of electronic and mechanical components for machine tool products and laser-measurement systems that has a market capitalization similar to that of the Company. The comparison assumes $100 was invested on December 31, 2000 in the Company’s Common Stock and in the foregoing index and assumes reinvestment of dividends.
COMPARISON OF CUMULATIVE TOTAL RETURNS

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data:	Year Ended December 31,
(amounts in thousands, except per share data)	2008	2007	2006	2005	2004
Contract revenues	$23,118	$29,292	$29,441	$22,905	$21,185
Cost of revenues	17,103	20,044	20,750	15,540	13,567

Gross profit	6,015	9,248	8,691	7,365	7,618

General and administrative	2,768	3,119	2,996	2,427	2,618
Sales and marketing	3,655	3,569	3,248	3,325	2,901
Research and development	2,080	1,607	1,443	1,188	1,008

Total operating expenses	8,503	8,295	7,687	6,940	6,527

Operating (loss) income, net	(2,488)	953	1,004	425	1,091
Impairment of cost in excess of net assets acquired	—	(80)	—	—	—
Compensation charge coincident to change in control	(969)	—	—	—	—
Other income (loss), net	(5)	223	96	(51)	(108)

(Loss) income before income tax (benefit) expense	(3,462)	1,096	1,100	374	983
Income tax (benefit) expense	12	4	(61)	(244)	31

Net (loss) income	$(3,474)	$1,092	$1,161	$618	$952

Basic and diluted (loss) income per share	$(0.58)	$0.18	$0.19	$0.10	$0.16

Consolidated Balance Sheet Data:	December 31,
(amounts in thousands)	2008	2007	2006	2005	2004
Working capital	$4,760	$6,444	$5,866	$4,598	$4,185
Total assets	$16,676	$17,370	$17,527	$14,531	$13,116
Stockholders’ equity	$6,707	$9,073	$7,879	$6,718	$6,100

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
          Deferred Income Taxes. The Company has recorded a deferred tax valuation allowance due to uncertainty with regard to the Company’s ability to generate sufficient taxable income in the future to realize a portion of its net deferred tax assets. Due to the net loss in 2008 the Company has increased its deferred tax valuation allowance. However, during 2007 the Company reduced its deferred tax valuation allowance as a result of the positive financial results during 2007 and the previous three years and based upon the Company’s projected ability to generate taxable income in the future.
          Recent Events. During 2004, the Israeli Ministry of Defense (IMOD) implemented a policy temporarily suspending the export of all Israeli military and commercial use products to certain countries in the Far East, which has affected our Israeli subsidiary’s ability to deliver products manufactured for a $1.2 million contract. Although it has received approximately $588,000 of advance payments on that contract, all related activity had been reserved for in the Company’s financial statements. The Company has repaid to the customer the amount of advance payments received. All costs remaining in inventory were charged to cost of revenues in the first quarter of 2008. The Company, in the fourth quarter of 2008, received a $500,000 payment from the IMOD as settlement for costs incurred at the time of the export suspension. That payment net of the costs originally included in cost of revenues is included in other income in the 2008 Consolidated Statements of Operations.
     On May 13, 2008, Orbit-Alchut Technologies, Ltd., (“Alchut”) sold all of its 3.7 million shares of common stock of the Company to Satimo. As part of that transaction, Alchut has agreed to continue to provide services under their service agreement with the subsidiary in Israel for a period of one year after the closing of the transaction. Currently the subsidiary in Israel has signed a lease and is in the process of moving its operations to the new location. The Company anticipates that all the general and administrative services previously provided by Alchut will be in place at the expiration of the one year service agreement on May 13, 2009.

Results of Operations
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
          Revenues. Revenues for the year ended December 31, 2008 were approximately $23.1 million as compared to approximately $29.3 million for the year ended December 31, 2007 a decrease of approximately $6.2 million. This decrease was due to decreased revenues from the defense market of approximately $3.9 million and the wireless market of $2.7 million. The decrease in revenues was partially offset by increased revenues in the automotive market of approximately $0.5 million. Geographically, revenues from Europe and Asia decreased approximately $5.5 million and $2.7 million, respectively. The decreased revenues in Europe reflect the substantial completion of a large contract for a European customer in 2007. Revenues from North America increased approximately $2.0 million.
          Cost of revenues. Cost of revenues for the year ended December 31, 2008 were approximately $17.1 million compared to approximately $20.0 million for the year ended December 31, 2007, a decrease of approximately $2.9 million reflecting both reduced business and reduced gross margins. Gross margin percentage for the year ended December 31, 2008 decreased to 26.0% from 31.6% for the year ended December 31, 2007. This decrease primarily reflects lower margin Asian business. In addition, the gross margin percentage of the Company’s North America business decreased from 46.4% to 34.9% reflecting lower gross margin on the customer service business. These gross margin decreases were partially offset by an increase in the gross margin of the European business due to the substantial completion of a large contract in the prior year with low gross margin.
          General and administrative expenses. General and administrative expenses for the year ended December 31, 2008 were approximately $2.8 million, compared to approximately $3.1 million for the year ended December 31, 2007. As a percentage of revenues, general and administrative expenses for the year ended December 31, 2008 increased to 12.0% from 10.6% for the year ended December 31, 2007. . This reduction of general and administrative expenses is due primarily to reduced salaries, fringe benefits and allocated indirect costs such as utilities and freight.
          Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2008 were approximately $3.7 million compared to approximately $3.6 million for the year ended December 31, 2007, an increase of approximately $100,000. This increase reflects increased marketing costs, advertising costs and proposal costs.
          Research and development expenses. Research and development expenses for the year ended December 31, 2008 were approximately $2.1 million, compared to approximately $1.6 million for the year ended December 31, 2007, an increase of approximately $500,000. Increased 2008 costs are primarily the result of improvements made to the Company’s software related products and increased efforts to improve the Company’s absorber products.
          Compensation charge. A non-cash charge of $969,000 was recorded by the Company in the twelve month period ended December 31, 2008 related to a payment of such amount by Alchut to the Company’s former CEO, Israel Adan, in consideration of the cancellation of certain stock options held by Mr. Adan and the waiver of Mr. Adan’s right to receive certain payments under his employment agreement with the Company, in each case in connection with the sale of 3.7 million shares of common stock of the Company by Alchut to Satimo on May 13, 2008. The amount paid to Mr. Adan by Alchut has been treated as a capital contribution in the Company’s balance sheet and compensation expense in the Company’s consolidated statement of operations.
          Other (loss) income net. Other (loss) income, net, for the year ended December 31, 2008 was an expense of approximately $5,000 as compared to income of approximately $223,000 in the year ended December 31, 2007, a decrease of approximately $238,000. The decrease in other income, net, is primarily due to increased interest expense as borrowings under the lines of credit have increased, reduced foreign currency transaction gains recognized by the Company’s domestic subsidiaries that have cash deposits and customer billings denominated in Euros, and foreign currency transaction losses recognized by foreign subsidiaries for cash deposits and customer billings denominated in Euros. These amounts were partially offset by income realized by the Company for a payment received by the Israeli Ministry of Defense for reimbursement of cost incurred due to an export suspension of a foreign contract. The amount of payment included is net of the costs originally included in cost of revenues.
          Income taxes. Income tax expense for the year ended December 31, 2008 was approximately $12,000 compared to an income tax expense of $4,000 for the year ended December 31, 2007, an increase of approximately $8,000. The Company records income tax expense on profitable operations and income tax benefits on losses where applicable. As a result of its losses incurred during 2008, the Company increased its valuation allowance related to the deferred income tax benefit resulting from its net operating loss carry forwards by approximately $1.4 million at December 31, 2008.
Liquidity and Capital Resources
          The Company has satisfied its working capital requirements through cash flows from operations, and through short term bank financing.
          Net cash used by operating activities during the years ended December 31, 2008 and December 31, 2007 was approximately $1,756,000 and 802,000, respectively. The net loss for the year ended December 31, 2008 of approximately $3,474,000 reduced by non-cash charges of $363,000 for depreciation expense and $1,108,000 for compensation costs was the largest user of cash. The most significant sources of cash from operations were the decrease of costs and estimated earnings in excess of billings on uncompleted contracts of approximately $647,000, reflecting billings on contracts where revenue has been recognized and the increase in billings in excess of costs and estimated earnings on uncompleted contracts of approximately $1,106,000 which is the result of favorable payment terms on contracts as billings are generated in excess of revenue recognized.
          Net cash used in investing activities for the year ended December 31, 2008 was $144,000 resulting from the purchase of property and equipment of $212,000 offset by the sale of property and equipment of $68,000, as compared to $745,000 used in investing activities in 2007. In 2007, the Company purchased a laser tracker for approximately $250,000. The laser tracker is used to align and calibrate antenna measurement systems. The Company also invested $122,000 for a testing chamber at the Horsham facility.
          The Company made use of its lines of credit to provide cash for its working capital requirements. During the year ended December 31, 2008, the Company increased its borrowings under the lines of credit by $1,207,000 resulting in a total of $1,467,000 outstanding as of December 31, 2008. The amounts outstanding under the domestic line of credit were $648,000 and $0 as of December 31, 2008 and December 31, 2007, respectively. The Company’s domestic line of credit expires on April 30, 2009. The Company anticipates that the line of credit will be renewed on or before April 30, 2009. The Company has established lines of credit with the two Israeli banks. Both lines of credit have NIS denominated limits of 7,000,000 and 1,500,000 respectively. The interest rates charged by both banks are LIBOR plus 2.25%. The outstanding balance due at December 31, 2008 and 2007 was $819 and $260 respectively. These lines of credit are collateralized by the assets of Orbit Engineering, LTD. a subsidiary of Orbit/FR, Inc.
          The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the year ended December 31, 2008, approximately 81% of the Company’s revenues were billed in U.S. dollars. Most of the costs of the Company’s contracts, including costs subcontracted to the former Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company’s Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

Inflation and Seasonality
          The Company does not believe that inflation or seasonality has had a significant effect on the Company’s operations to date.
Impact of Recent Accounting Pronouncements
               In September 2006, FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, established a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date this Statement is initially applied, should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this Statement is initially applied. The adoption of this Statement did not have any immediate material impact on the Company.
          In February 2007, the Financial Accounting Standards Board (“FASB”) issued statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity reports its unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement was effective as of the beginning of the Company’s year ended December 31, 2008 and did not have any material impact on the Company’s financial position and results of operations.
          In December 2007, the Financial Accounting Standards Board (“FASB”) simultaneously issued SFAS No. 141R, “Business Combinations (2007 Amendment),” and SFAS 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51.” Both standards update United States guidance on accounting for “non-controlling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. In consolidated financial statements SFAS 160 requires this identification of ownership interests held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than ”mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interests clearly identified and presented on the face of consolidated statement of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. SFAS 160 also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the non-controlling interest. Both standards are effective for fiscal years and interims beginning on or after December 15, 2008 (that is January 1, 2009) for entities with calendar years. Earlier adoption is prohibited. Management is evaluating the impact these standards will have on the Company’s financial position and results of operations, but they are not expected to have any immediate impact at the date of adoption since all subsidiaries are currently 100% owned.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
          None.
ITEM 9A(T). CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, these controls and procedures were effective.
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
          Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.
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
          There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
          The information required to be disclosed under Part III of this Annual Report on Form 10-K will be provided by the Company in an amendment to this Form 10-K to be filed by the Company with the Commission no later than April 29, 2009.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE
(a)(1)	Consolidated Financial Statements
Independent Auditors’ Reports

Auditors’ Report to the Shareholders of ORBIT/FR Engineering, LTD.

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

(a)(3)	Exhibits

The exhibits filed as part of this report are listed under exhibits as subsection (c) of this Item 15.
(b)	Exhibits

2.1	Stock Purchase Agreement dated March 31, 1997 by and among Advanced ElectroMagnetics, Inc., Anechoic Systems, Inc., Gabriel A. Sanchez, Barbara Sanchez and the Company. (1)

2.2	Share Exchange Agreement dated December 31, 1996 by and among Orbit-Alchut Technologies, Ltd., Orbit Advanced Systems, Ltd. and the Company. (1)

2.3	Asset Acquisition Agreement dated December 31, 1996 by and between Orbit-Alchut Technologies, Ltd. and Orbit F.R. Engineering, Ltd. (1)

2.4	Inventory Acquisition Agreement dated January 1, 1997 by and between Orbit-Alchut Technologies, Ltd. and Orbit F.R. Engineering, Ltd. (1)

2.5	Stock Purchase Agreement dated June 28, 1996 by and among Orbit Advanced Technologies, Inc., The Samuel T. Russell Trust, Richard P. Flam, Rickey E. Hartman, Lois A. R. Charles, Dorothy Russell, John Aubin, Norma D. Kegg and Flam & Russell, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of the Company. (2)

3.2	Bylaws of the Company. (7)

4.1	Specimen Common Stock Certificate of the Company. (2)

10.1*	Employment Agreement dated February 15, 1997 by and between the Company and Aryeh Trabelsi. (1)

10.2*	Employment Agreement dated January 1, 1997 by and between the Company and Moshe Pinkasy. (1)

10.3	1997 Equity Incentive Plan. (1)

10.4	Services Agreement dated January 1, 1997 by and among Orbit-Alchut Technologies, Ltd., Orbit F.R. Engineering, Ltd. and the Company. (1)

10.5	ORBIT/FR Inc. non-debarment agreement dated February 15, 2000 (4)

10.6	Consulting agreement dated July 24, 2002 by and between the Company and Gurion Meltzer. (5)

10.7*	Employment Agreement dated September 5, 2002 by and between the Company and Ze’ev Stein. (5)

10.8*	Amended and Restated Employment Agreement dated June 20, 2003 by and between the Company and Israel Adan (5)

10.9	Management Agreement dated January 1, 2003 by and between the Company and Ze’ev Stein Properties, LTD. (6)

10.10	Consent Agreement. (8)

10.11*	Employment Agreement dated December 16, 2008 by and between the Company and Per Iversen.

14.1	Employee Ethics Policy. (6)

21.1	Subsidiaries of the Registrant. (3)

23.1	Consent of Cornick, Garber & Sandler, LLP.

23.2	Consent of Hoberman, Miller, Goldstein & Lesser, CPA’s, P.C.

23.3	Consent of Kost, Forer Gabbay & Kasierer.

24.1	Power of Attorney (included on signature page).

31.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Per Iversen, President and Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Relland Winand, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Per Iversen, President and Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Relland Winand, Chief Financial Officer.

*	Management contract, compensatory plan or arrangement

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on April 11, 1997

(2)	Incorporated by reference to Amendment 1 of the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on May 19, 1997

(3)	Incorporated by reference to Amendment 2 of the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on June 5, 1997

(4)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 30, 2001

(5)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 31, 2003

(6)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 30, 2004

(7)	Incorporated by reference to Company’s Quarterly Report on Form 8-K filed on March 26, 2007

(8)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 29, 2006

ORBIT/FR, Inc.
SIGNATURES
          Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBIT/FR, Inc
Date: April 15, 2009	/s/ Philippe Garreau
Philippe Garreau
Chairman of the Board

          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Philippe Garreau and each of them, his true and lawful attorney-in-fact and agent with full power of substitution or resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documentation in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
          Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 14st day of April 2009.

Name	Title

/s/ Philippe Garreau Philippe Garreau	Chairman of the Board

/s/ Per Iversen Per Iversen	Director, President and Chief Executive Officer (principal executive officer)

/s/ Relland Winand Relland Winand	Chief Financial Officer (principal accounting and financial officer)

/s/ Raymond Boch Raymond Boch	Director

/s/ Douglas Merrill Douglas Merrill	Director

/s/ Eric Anderson Eric Anderson	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and
Board of Directors
Orbit/Fr, Inc.
     We have audited the consolidated balance sheet of Orbit/FR, Inc. and Subsidiaries as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Orbit/FR Engineering, LTD., a wholly owned subsidiary, which statements reflect total assets of $7,532,000 as of December 31, 2008 and total revenues of $9,009,000 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Orbit/FR Engineering, LTD., is based solely on the report of the other auditors.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.
     In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbit/FR, Inc. and Subsidiaries as of December 31, 2008 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Cornick, Garber & Sandler, LLP
April 13, 2009
New York, NY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and
Board of Directors
Orbit/FR, Inc.
We have audited the consolidated balance sheet of Orbit/FR, Inc. and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Orbit/FR Engineering, Ltd., a wholly owned subsidiary, which statements reflect total assets of $7,944,000 as of December 31, 2007 and total revenues of $14,530,000 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Orbit/FR Engineering, Ltd., is based solely on the report of the other auditors.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United Sates). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbit/FR, Inc. and Subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Hoberman, Miller, Goldstein, & Lesser, CPA’s, P.C.
March 14, 2008
New York, NY

■	Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 67067, Israel	■	Phone: 972-3-6232525 Fax: 972-3-5622555
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
ORBIT/FR ENGINEERING, LTD.
          We have audited the accompanying balance sheets of Orbit/Fr Engineering, Ltd. (“the Company”) as of December 31, 2008 and 2007, and the related statements of income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

Tel-Aviv, Israel	/S/ KOST FORER GABBAY & KASIERER
March 31, 2009	A Member of Ernst & Young Global

ORBIT/FR, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$1,521	$2,214
Accounts receivable, less allowance of $45 and $215 in 2008 and 2007, respectively	7,660	6,790
Inventory	2,353	2,437
Costs and estimated earnings in excess of billings on uncompleted contracts	1,445	2,092
Income tax refunds receivable	440	263
Deferred income taxes	1,011	670
Other	299	275

Total current assets	14,729	14,741

Property and equipment, net	1,319	1,541
Deferred income taxes	327	787
Cost in excess of net assets acquired	301	301

Total assets	$16,676	$17,370

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,174	$2,555
Accounts payable—current and former ultimate parent	95	717
Accrued expenses	3,364	3,062
Short-term bank financing	1,467	260
Customer advances	675	495
Billings in excess of costs and estimated earnings on uncompleted contracts	2,070	964
Deferred income taxes	124	244

Total liabilities, all current	9,969	8,297

Stockholders’ equity:
Preferred stock: $.01 par value:
Authorized shares—2,000,000
Issued and outstanding shares—none	—	—
Common stock: $.01 par value:
Authorized shares—10,000,000
Issued shares—6,084,473	61	61
Additional paid-in capital	16,383	15,275
Accumulated deficit	(9,494)	(6,020)
Treasury stock—82,900 shares, at cost	(243)	(243)

Total stockholders’ equity	6,707	9,073

Total liabilities and stockholders’ equity	$16,676	$17,370

See accompanying notes.

ORBIT/FR, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Years Ended December 31,
	2008	2007
Contract revenues	$23,118	$29,292
Cost of revenues	17,103	20,044

Gross profit	6,015	9,248

Operating expenses:
General and administrative	2,768	3,119
Sales and marketing	3,655	3,569
Research and development	2,080	1,607

Total operating expenses	8,503	8,295

Operating (loss) income	(2,488)	953
Impairment of costs in excess of net assets acquired	—	(80)
Compensation charge coincident to change in control	(969)	—
Other (loss) income, net	(5)	223

(Loss) income before income tax (benefit) expense	(3,462)	1,096
Income tax expense	12	4

Net (loss) income	$(3,474)	$1,092

Basic and diluted (loss) income per share	$(0.58)	$0.18

Weighted average number common shares — basic	6,001,573	6,001,573

Weighted average number common shares – diluted	6,001,573	6,057,609

See accompanying notes.

ORBIT/FR, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Shares and amounts in thousands)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, January 1, 2007	6,084	$61	$15,173	$(7,112)	83	$(243)	$7,879

Net income	—	—		1,092	—	—	1,092
Stock based compensation	—	—	102	—	—	—	102

Balance, December 31, 2007	6,084	61	15,275	(6,020)	83	(243)	9,073

Net (loss)	—	—	—	(3,474)	—	—	(3,474)
Compensation charge coincident to change in control			969				969
Stock-based compensation	—	—	139	—	—	—	139

Balance, December 31, 2008	6,084	$61	$16,383	$(9,494)	83	$(243)	$6,707

See accompanying notes.

ORBIT/FR, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(3,474)	$1,092
Adjustments to reconcile results of operations to net cash (used in) provided by operating activities:
Depreciation	363	390
Loss (gain) on disposal of fixed assets	3	(15)
Non-cash and stock-based compensation	1,108	102
Impairment of costs in excess of net assets acquired	—	80
Deferred income tax provision	—	(207)
Changes in operating assets and liabilities:
Accounts receivable	(871)	(1,021)
Inventory	84	719
Costs and estimated earnings in excess of billings on uncompleted contracts	647	(612)
Income tax refunds receivable	(176)	72
Other current assets	(24)	(124)
Accounts payable and accrued expenses	(79)	593
Accounts payable—current and former ultimate parent	(623)	(116)
Income taxes payable	—	(47)
Customer advances	180	(1,737)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,106	29

Net cash (used in) operating activities	(1,756)	(802)

Cash flows from investing activities:
Proceeds from sale of property and equipment	68	—
Purchase of property and equipment	(212)	(745)

Net cash (used in) investing activities	(144)	(745)

Cash flows from financing activities
Proceeds from short term bank financing	1,507	460
Repayments of short term bank financing	(300)	(600)

Net cash (used in) provided by financing activities	1,207	(140)

Net (decrease) in cash and cash equivalents	(693)	(1,687)

Cash and cash equivalents at beginning of year	2,214	3,901

Cash and cash equivalents at end of year	$1,521	$2,214

Supplemental disclosures of cash flow information:

Net cash paid during the year for income taxes	$308	$84

Net cash paid during the year for interest	$42	$25

See accompanying notes.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
1. Summary of Significant Accounting Policies
Ownership and Basis of Presentation
          ORBIT/FR, Inc. (the “Company”) was incorporated in Delaware on December 9, 1996, as a wholly-owned subsidiary of Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation (hereinafter referred to as “Alchut”). On May 13, 2008, Alchut sold all of its 3.7 million shares of common stock of the Company to Satimo, a publicly traded company on the ALTERNEXT stock exchange. The Company develops, markets, and supports sophisticated automated microwave test and measurement systems for the wireless communications, satellite, automotive, and aerospace/defense industries and manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems. ORBIT/FR, Inc., a holding company, supports its world wide customers through its subsidiaries ORBIT/FR Engineering, LTD (Israel), (hereinafter referred to as “Engineering”), ORBIT/FR Europe (Germany), Advanced ElectroMagnetics, Inc. (“AEMI”, San Diego, CA), and Orbit Advanced Technologies, Inc. and Flam and Russell, Inc. (Horsham, PA).
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
Inventory
          Inventory is stated at the lower of cost, determined on the first-in first out method, or market.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
1. Summary of Significant Accounting Policies (continued)
Property and Equipment
          Property and equipment are recorded at cost. Depreciation is computed on accelerated methods for both financial reporting and income tax reporting purposes over the estimated useful lives as follows: office equipment — 5-7 years; lab equipment — 5 years; furniture and fixtures — 7 years; transportation equipment — 5 years; leasehold improvements – life of lease.
Cost in Excess of Net Assets Acquired
          Cost in excess of net assets acquired (“goodwill”), represents the excess of costs over the fair value of the net assets acquired in connection with the Company’s acquisition of Advanced ElectroMagnetics, Inc. (AEMI) in 1997.
          The Company tested the goodwill of AEMI for impairment at December 31, 2008 and 2007 using the present value of future cash flow valuation method. In 2007, the Company recorded impairment charge to goodwill of $80. No adjustment for the value of goodwill was necessary in 2008.
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
Research and Development
          Internally funded research and development costs are charged to operations as incurred. Included in cost of revenues are customer-funded research and development costs of approximately $33 and $203 for the years ended December 31, 2008 and 2007, respectively. Other research and development costs are separately reflected in the Consolidated Statement of Operations.
Concentrations of Credit Risk and Significant Customers
          Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of cash and accounts receivable.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
1. Summary of Significant Accounting Policies (continued)
     The Company maintains cash and cash equivalents with various major commercial institutions in the U.S. and overseas. At December 31, 2008, cash balances that are either uninsured under the Federal Deposit Insurance Corporation coverage limit of $250,000 per financial institution, or are located overseas without such type of insurance coverage, totaled approximately $1,148. The Company does not anticipate credit risk in connection with its concentration of cash.
     To reduce credit risk relating to the Company’s sales in the U.S. and overseas, the Company performs ongoing credit evaluations of its commercial customers’ financial condition, but generally does not require collateral for government and domestic commercial customers. For certain foreign commercial customers, the Company generally requires irrevocable letters of credit in the amount of the total contract. At December 31, 2008, there were eight bank guarantees in place for foreign customers with an aggregate value of approximately $1,998. For the years ended December 31, 2008 and December 31, 2007, one customer accounted for approximately 6% and 18%, respectively, of consolidated revenues.
Warranty Expense
     The Company provides for warranty costs on sales of its own product. Product warranty periods generally extend for one year from the date of sale.
Income Taxes
     The Company uses the liability method to account for income taxes. Accordingly, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reportable for income tax purposes. The Company files a consolidated federal income tax return with its domestic subsidiaries and separate income tax returns in Israel and Germany for its foreign subsidiaries.
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

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
1. Summary of Significant Accounting Policies (continued)
Foreign Currency Translation
     The Company’s functional currency for operations in Israel is the U.S. dollar. The Company’s functional currency for operations of its German subsidiary is the Euro. Foreign currency transaction gains and losses net, both realized and unrealized, are recognized currently in the consolidated statements of operations. Unrealized gains and losses arising from the translation of financial statements in consolidation, which would be recognized in “other comprehensive income” within stockholders’ equity, historically have not been material and have been omitted.
     For the years ended December 31, 2008 and 2007, approximately 19% and 20%, respectively, of the Company’s revenue was billed in currencies other than the U.S. dollar. Substantially all of the costs of the Company’s contracts, including costs subcontracted to Alchut, have been U.S. dollar denominated transactions.
Income (Loss) Per Share Amounts
     Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average common shares outstanding for the period. Diluted income per share is calculated by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The effect of outstanding stock options on net losses would be anti-dilutive and is not included in the presentation of diluted loss per share.
Stock-Based Compensation
     The Company has stock-based employee compensation plans, which are described more fully in Note 12. Prior to January 1, 2006, the Company accounted for stock options issued pursuant to its stock option plans (the “Plans”) under recognition and measurement provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Effective January 1, 2006, the Company adopted the fair value provisions for share-based awards pursuant to SFAS No. 123(R), and compensation costs for all share based awards granted subsequent to January 1, 2006, are based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) and recognized on a straight line basis over the shorter of the vesting or requisite service periods.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
1. Summary of Significant Accounting Policies (continued)
Impact of Recent Accounting Pronouncements
     In September 2006, FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, established a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date this Statement is initially applied, should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this Statement is initially applied. The adoption of this Statement did not have any immediate material impact on the Company.
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity reports its unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement was effective as of the beginning of the Company’s year ended December 31, 2008 and did not have any material impact on the Company’s financial position and results of operations.
     In December 2007, the Financial Accounting Standards Board (“FASB”) simultaneously issued SFAS No. 141R, “Business Combinations (2007 Amendment),” and SFAS 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51.” Both standards update United States guidance on accounting for “non-controlling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. In consolidated financial statements SFAS 160 requires this identification of ownership interests held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than “mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interests clearly identified and presented on the face of consolidated statement of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. SFAS 160 also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the non-controlling interest. Both standards are effective for fiscal years and interims beginning on or after December 15, 2008 (that is January 1, 2009) for entities with calendar years. Earlier adoption is prohibited. Management is evaluating the impact these standards will have on the Company’s financial position and results of operations, but they are not expected to have any immediate impact at the date of adoption since all subsidiaries are currently 100% owned.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
     Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.
2. Inventory
    Inventory consists of the following:

	December 31,
	2008	2007
Work-in-process	$273	$637
Parts and components	2,080	1,800

Total	$2,353	$2,437

3. Property and Equipment
    Property and equipment consists of the following:

	December 31,
	2008	2007
Lab and computer equipment	$2,709	$2,642
Office equipment	943	808
Transportation equipment	45	130
Furniture and fixtures	10	10
Fixed assets in process	—	14
Leasehold improvements	140	138

	3,847	3,742
Less accumulated depreciation	2,528	2,201

Property and equipment, net	$1,319	$1,541

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
4. Accrued Expenses
    Accrued expenses consist of the following:

	December 31,
	2008	2007
Contract costs	$298	$152
Compensation	1,433	1,665
Commissions	465	299
Royalties	58	56
Warranty	308	384
Customer advances and deferred revenue	433	108
Other	369	398

Total	$3,364	$3,062

5. Short Term Bank Financing
     The Company’s $1,250 domestic line of credit with interest payable on the outstanding balance at the bank’s prime rate plus one half percent (3.75% at December 31, 2008), expires on April 30, 2009. The outstanding balance due at December 31, 2008 and 2007 was $648 and $0, respectively. The line of credit is collateralized by the assets of Orbit Advanced Technologies, Inc. a subsidiary of Orbit/FR, Inc. The Company anticipates that the line of credit will be renewed on or before April 30, 2009. Loans under this line of credit are also subject to a subjective acceleration clause. The Company has established lines of credit with the two Israeli banks. Both lines of credit have NIS denominated limits of 7,000 and 1,500, respectively. The interest rates charged by both banks are LIBOR plus 2.25%. The outstanding balance due at December 31, 2008 and 2007 was $819 and $260, respectively. The bank agreements with both banks do not have expiration dates but are subject to termination on a quarterly basis based upon the Company’s financial performance for the quarter. These lines of credit are collateralized by the assets of Orbit Engineering, LTD., a subsidiary of Orbit/FR, Inc.
6. Related Party Transactions
     Engineering and Alchut have an agreement, whereby Engineering purchases from Alchut electrical and mechanical production services. In addition, Alchut provides other administrative services, including but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support. Engineering pays Alchut for these services based upon a rate of cost of production services plus 18%. Engineering has been leasing office space from Alchut on an annual basis, for a rental of $73 per year. These agreements are to be evaluated on an annual basis, and are intended to be at market value.
     On May 13, 2008, Alchut sold all of its 3.7 million shares of common stock of the Company to Satimo. As part of that transaction, Alchut has agreed to continue to provide the services for a period of one year after the closing of the transaction. The subsidiary in Israel has signed a lease and is in the process of moving its operations to the new location. The Company anticipates that all the general and administrative services previously provided by Alchut will be in place at the expiration of the one year service agreement, May 13, 2009. In February 2009, the Company provided Alchut the required three months termination notice which after the notice period, allows the Company to use any subcontractor including Alchut.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
6. Related Party Transactions (continued)
     The Company was charged $357 and $187 in 2008 and 2007, respectively, by Alchut for administrative services. In addition, an Israeli corporation wholly-owned by the Company’s former Chairman of the Board, charged $55 and $133 to the Company under a management services agreement in 2008 and 2007, respectively. This agreement was terminated on May 13, 2008 when Alchut sold all of its 3.7 million shares of common stock of the Company to Satimo. A non-cash charge of $969,000 was recorded by the Company in the three month period ended June 30, 2008 related to a payment by Alchut to the Company’s former CEO in consideration of the cancellation of certain stock options held by him and the waiver of his right to receive certain payments under his employment agreement with the Company, in each case in connection with the sale of 3.7 million shares of common stock of the Company by Alchut to Satimo on May 13, 2008. The amount paid to the former CEO has been treated as a capital contribution in the Company’s balance sheet and compensation expense in the consolidated statement of operations.
     Included in cost of revenues for the years ended December 31, 2008 and 2007 are approximately $1,041 and $1,261, respectively, relating to the production services provided by Alchut.
     Included in sales and cost of revenues for the year ended December 31, 2008 are approximately $98 and 238, respectively, relating to sales to and purchases from Satimo, subsequent to May 13, 2008.
7. Commitments and Contingencies
     The Company leases its operating facilities and certain equipment under non-cancelable operating lease agreements which expire in various years through 2015. Rent expense for the years ended December 31, 2008 and 2007 was approximately $634 and $616, respectively. Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more are as follows:

Year ending December 31:
2009	$402
2010	402
2011	392
2012	314
2013	171
Thereafter	330

Total	$2,011

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
     Under the terms of the Chief Scientist grant, the Company is obligated to pay royalties at a rate of 2% of revenues generated from the sale of certain products up to the amount of the grant. For the years ended December 31, 2008 and 2007, royalties under this program were approximately $1 and $4, respectively. At December 31, 2008, the Company had an outstanding contingent obligation to the Chief Scientist of $503. Such contingent obligation is payable in future periods based upon annual sales of products developed under the grants.
     At December 31, 2008, the Company has outstanding letters of credit in the favor of customers and a landlord totaling $1,998.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
8. Segment and Geographic Information
     The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations to other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the years ended December 31, 2008 and 2007.

	North America	Europe	Asia	Total
2008
Sales to unaffiliated customers	$12,169	$4,610	$6,339	$23,118
Cost of revenues to unaffiliated customers	7,917	3,586	5,600	17,103

Gross profit unaffiliated customers	$4,252	$1,024	$739	$6,015

Net property and equipment	$615	$704	$—	$1,319

Total assets	$9,446	$7,230	$—	$16,676

2007
Sales to unaffiliated customers	$10,129	$10,126	$9,037	$29,292
Cost of revenues to unaffiliated customers	5,425	8,445	6,174	20,044

Gross profit unaffiliated customers	$4,704	$1,681	$2,863	$9,248

Net property and equipment	$702	$839	$—	$1,541

Total assets	$10,432	$6,938	$—	$17,370

     In table above “North America” includes all domestic operations, and “Europe” includes subsidiaries in Germany and Israel.
9. Income Taxes
     Pretax (loss) income for the years ended December 31 was applicable to the following jurisdictions:

	2008	2007
Domestic	$(2,446)	$666
Foreign	1,016)	430

Total	$(3,462)	$1,096

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
9. Income Taxes (continued)
     The tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities consist of the following:

	December 31,
	2008	2007
Deferred tax assets:
U.S. net operating loss and tax credit carryforwards	$3,258	$2,305
Allowance for doubtful accounts	16	78
Accrued warranty reserves	56	49
Inventory reserve	8	8
Accrued compensation	95	78
Stock-based compensation	85	—
Unearned service revenue	65	37
Foreign, including German and Israel net operating loss carryforwards	1,227	963

Total deferred tax assets	4,810	3,518

Deferred tax liabilities:
Long-term contracts	—	(120)
Purchase accounting basis differences	(124)	(124)

Total deferred tax liabilities	(124)	(244)

Net deferred tax asset	4,686	3,274
Less valuation allowance	(3,472)	(2,061)

Net deferred tax asset	$1,214	$1,213

     As of December 31, 2008, the Company has net operating loss carryforwards of approximately $9,482 for U.S. federal income tax purposes which expire through 2024. On May 13, 2008, Alchut sold all of its 3.7 million shares of common stock of the Company to Satimo. Due to the change in ownership of the Company utilization of these net operating loss carryforwards are limited pursuant to Section 382 of the Internal Revenue Code to approximately $1,315 a year, plus any losses incurred after May 13, 2008. The Company also has a German net operating loss carryforward of approximately $1,751 and an Israeli net operating loss carryforward of approximately $305, both of which will be available indefinitely.
     Also, as of December 31, 2008, the Company has net operating loss carryforwards of approximately $283 and tax credits of approximately $114, which the Company acquired in its acquisition of Flam & Russell, Inc. The tax benefit of these losses and credits may also be limited both in time and amount due to limitations imposed by Section 382 of the Internal Revenue Code. These net operating loss and credit carryforwards expire during in 2009.
     In 2008, the Company increased its valuation allowance on its deferred tax asset by $1,411 due to the uncertainty with regard to the Company’s ability to continue to generate sufficient taxable income in the U.S. Israel and Germany in the future to realize a portion of its deferred tax assets.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
9. Income Taxes (continued)
The components of income tax expense are as follows:

	Year ended December 31,
	2008	2007
Current:
State and local taxes within the U.S.	$12	$28
Foreign	—	183

Total	12	211

Deferred:
Federal	—	(80)
Foreign	—	(127)

Total	—	(207)

Total income tax expense (benefit)	$12	$4

     A reconciliation of income tax expense at the U.S. Federal statutory tax rate and the actual income tax expense (benefit) is as follows:

	Year ended December 31,
	2008	2007
Tax (benefit) expense at statutory U.S. Federal rate	$(1,166)	$373
Losses for which no tax benefit was recognized	1,125	—
Utilization of foreign loss carryforwards	(39)	—
Book/tax differences	—	(56)
(Decrease) in deferred tax valuation allowance	—	(310)
Foreign tax rate difference to U.S. tax rate	80	(28)
State and local taxes within the U.S.	8	28
Other, net	4	(3)

Total income tax expense	$12	$4

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
10. Retirement Plans
     The Company has retirement plans which cover substantially all U.S. employees who have attained the age of 21 and have completed 3 months of service. Eligible employees make voluntary contributions to the plans up to specified percentages of their annual compensation as defined in the plans. Under the plans, the Company makes discretionary matching contributions determinable each plan year and additional contributions based on annual eligible compensation for each participant. The plans are funded on a current basis. For the years ended December 31, 2008 and 2007, the Company’s contributions to the plans were $51 and $55, respectively.
11. Long-Term Contracts
     Long-term contracts in process accounted for using the percentage-of-completion method are as follows:

	December 31,
	2008	2007
Accumulated expenditures on uncompleted contracts	$35,168	$33,949
Estimated earnings thereon	9,158	8,992

	44,326	42,941
Less: applicable progress billings	44,951	41,813

Total	$(625)	$1,128

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted contracts in excess of billings	$1,445	$2,092
Billings on uncompleted contracts in excess of costs and estimated earnings	(2,070)	(964)

Total	$(625)	$1,128

12. Stock Option Plan
     In March 1997, the Board of Directors adopted, and the Company’s stockholders approved, the Company’s 1997 Equity Incentive Plan (the “Incentive Plan”) which provides for awards of 800,000 shares of the Company’s stock. Options granted generally vest over five years and typically have a life of ten years. The purpose of the Incentive Plan is to promote the long-term retention of the Company’s key employees and certain other persons who are in a position to make significant contributions to the success of the Company. The Incentive Plan permits grants of incentive stock options (“ISOs”), options not intended to qualify as ISOs (“nonqualified options”), stock appreciation rights (“SARs”), restricted, unrestricted and deferred stock awards, performance awards, loans and supplemental cash awards, and combinations of the foregoing (all referred to as “Awards”).
     Effective December 31, 2005, the Board of Directors approved acceleration of the vesting of all outstanding unvested options so that all such options shall be deemed fully vested as of that date.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
12. Stock Option Plan (continued)
     On March 13, 2007, the Board of Directors amended the Plan increasing the number of shares of common stock under the Plan from 800,000 to 1,200,000. In addition, the Board of Directors amended the Plan extending its duration indefinitely with the stipulation that ISO’s will no longer be granted under the Plan.
     In July of 2007, the Board of Directors approved two grants of non qualified stock options for 84,300 and 435,100 shares to key employees, management and Board members of the Company. These grants resulted in stock-based compensation expense of $128 and $102 for the years ended December 31, 2008 and December 31, 2007, respectively.
     In March of 2008, the Board of Directors approved a grant of non-qualified stock options for 30,000 shares to the Company’s Chief Financial Officer. This grant resulted in stock-based compensation of $11 for the year ended December 31, 2008.
     Detailed information concerning the Stock Option Plan is as follows at December 31:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Options authorized	1,200,000		1,200,000

Outstanding, beginning of year	1,040,100	$2.44	690,200	$2.95
Options granted	30,000	2.55	519,400	1.95
Options forfeited	(587,400)	2.45	(169,500)	3.00

Options outstanding, end of year	482,700	2.44	1,040,100	2.44

Options exercisable, end of year	249,425	$2.72	505,700	$2.93

Weighted average remaining contractual life (years)		6.69		6.61

Weighted average fair value of options granted at market value		$2.55		$—

Range of exercise prices per share, options outstanding		$1.35-$6.63		$1.35-$6.63

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
12. Stock Option Plan (continued)
     The Company uses the Black-Scholes option valuation model for use in estimating the fair value of its stock options. This model was developed for traded options which have no vesting restrictions and are fully transferable. Option models require input of highly subjective assumptions including future stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management’s opinion, the Black-Scholes model does not necessarily provide a reliable measure of the fair value the Company’s stock options.
     The following weighted-average significant assumptions were utilized by the Company in ascertaining the fair value of its options issued each year.

	2008	2007
Risk free interest rate	4.3%	5.5%
Dividend yield	0.0%	0.0%
Volatility factor of expected price of the Company’s common stock (average)	8.0%	6.23%
Average life (years)	7.0	7.0
13. Stockholders’ Equity
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
Treasury Stock
     On June 24, 1998, the Company’s Board approved the repurchase of up to 300,000 shares of its stock. The Company has repurchased 82,900 shares for $243 through December 31, 2008.