Form 10-K/A
period 2008-12-31
ORBIT FR INC
filed 2009-04-30
CIK 1037115

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
     Yes ☐     No ☑
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act of 1934.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act)
Yes ☐     No ☑
     As of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $4,488,067 (based on the closing price of the Common Stock on June 30, 2008 of $1.95 per share). The information provided shall in no way be construed as an admission that any officer, director, or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission. As of April 28, 2009, 6,001,573 shares of Common Stock were outstanding.

EXPLANATORY STATEMENT
     This Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K of ORBIT/FR, Inc. (the “Company”) for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on April 15, 2009 (the “Form 10-K”) for the purpose of adding information under Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K.
     No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Form 10-K. This form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including exhibits to the Form 10-K, affected by subsequent events. Information not affected by the amendments described above is unchanged and has not been included herein. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and our other filings made with Securities and Exchange Commission.
     As used in this Form 10-K/A, unless the context otherwise requires, “we”, “us”, “our”, “Company” or ‘ORBIT/FR” refers to ORBIT/FR, Inc. and its subsidiaries.

INDEX

Page No.
PART III
Item 10 Directors, Executive Officers and Corporate Governance	4
Item 11 Executive Compensation	6
Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	9
Item 13 Certain Relationships and Related Transactions, and Director Independence	10
Item 14 Principal Accountant Fees and Services	11

PART IV
Item 15 Exhibits	12

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors
The following table sets forth the name, age and principal occupation of each director.

		DIRECTOR
NAME	AGE	SINCE	PRINCIPAL OCCUPATION
Dr. Philippe Garreau	47	2008	Chairman of the Board of the Company, President and CEO of Satimo, S.A.
Per Iversen	45	2008	President and CEO of Orbit/FR, Inc.
Raymond Boch	44	2008	Global Account Director for ORACLE Corporation
Douglas Merrill	41	2008	President of Manufacturing and Supply Chain Strategies
Eric Anderson	49	2008	Vice President of SEAKR Engineering, Inc.
     Dr. Philippe Garreau has served as Chairman of the Board of the Company since May 2008. Mr. Garreau has held the position of President and CEO of Satimo, S.A. since 1996. Prior to joining Satimo, Dr. Garreau worked for the European Space Agency’s technology center in the Netherlands.
     Per Iversen was named a director of the Company and President and its CEO in May 2008. Prior to joining the Company, Mr. Iversen had been employed by Satimo, S.A. since 1998. Most recently, Mr. Iversen was Chief Technology Officer and Director of US Operations of Satimo, S.A. Prior to joining Satimo, Mr. Iversen pent seven years with the European Space Agency where he managed antenna development programs for both terrestrial and space- borne applications.
     Raymond Boch was named a director of the Company in May 2008 and is a Global Account Director for ORACLE Corporation where he has been since 2006. Prior to ORACLE, Mr. Boch spent several years dealing with international development and account management for Companies such as French Telecom and Hewlett Packard.
     Douglas Merrill was named a director of the Company in June 2008 and is President of Manufacturing and Supply Chain Strategies, an operations management consulting firm. Prior to Manufacturing and Supply Chain Strategies, Mr. Merrill served as Operations Manager for Husky Injection Molding from 2005 to 2008. Between 1991 and 2005 Mr. Merrill held various positions with General Electric Corporation, most recently serving as its Manufacturing Integration Leader for its GE Energy Global Supply Chain Management division.
     Eric Anderson was named a director of the Company in June 2008 and is a Vice President of SEAKR Engineering, Inc. where he has been employed since 1985 and currently is responsible for operations and software development.
Executive Officers and Key Employees of the Company
     Information concerning the Company’s executive officers and key employees is set forth in Item 4.1 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2009.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the United States Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
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
Director Independence
     The Board uses the standards set forth in rules promulgated by The NASDAQ Stock Market LLC in determining the independence of each member of its Audit Committee and its Compensation Committee. Applying these standards, the Board has determined that all of the current members of the Company’s Audit Committee are each “independent” (as independence for audit committee members is currently defined under Rule 4350(d)(A)(i) and Rule 4350(d)(A)(ii) of the NASDAQ Manual).
     Our Board of Directors affirmatively determines the independence of each director and nominee for election as a director using the standards set forth in rules promulgated by The NASDAQ Stock Market LLC for determining the independence of a director, including the consideration of any relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the director’s responsibilities as a member of the Board. During the Board’s annual review of director independence, the Board determined that each of Mr. Boch, Mr. Merrill and Mr. Anderson is an “independent director” as that term is defined under Rule 4200(a)(15) of the NASDAQ Manual.
Information Regarding Corporate Governance
Committees of the Board of Directors
     The Board of Directors maintains a standing Compensation Committee and Audit Committee. The Board of Directors does not maintain a standing committee regarding the nominations of individuals to serve on the board of directors. The Company does not currently have a separately designated nominating committee, or a committee performing similar functions. Applying the committee independence standards as set forth in the NASDAQ Manual with respect to all of the directors of the Company, Dr. Garreau and Mr. Iversen are not independent directors for purposes of their membership in a nominating committee, or a committee performing similar functions, were such a committee to be separately designated and created.
     The Compensation Committee of the Board of Directors, subject to the approval of the Board of Directors, determines the compensation of the Company’s executive officers and oversees the administration of executive compensation programs. The Compensation Committee is comprised of Mr. Merrill, Mr. Boch and Mr. Anderson, each of whom the Board of Directors has determined to be independent.
     The Audit Committee recommends outside accountants, reviews the results and scope of the annual audit, the services provided by the Company’s independent auditors and the recommendations of the auditors with respect to the Company’s accounting systems and controls. During 2008, the Audit Committee conducted two meetings. The Audit Committee is comprised of Mr. Merrill, Mr. Boch and Mr. Anderson, each of whom the Board of Directors has determined to be independent.
Audit Committee Financial Expert
     The Board of Directors has determined that Mr. Merrill is an “audit committee financial expert” within the meaning of the rules of the Securities and Exchange Commission.
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
Compensation Program
     Base Salary. Base salary levels for executive officers are determined annually. In setting base salaries for officers and employees, the Compensation Committee considers the experience of the individual, the scope and complexity of the position, our size and growth rate, profitability, and the compensation paid by our competitors. The Compensation Committee generally approves, based upon in appropriate circumstances the recommendations of the Company’s Chief Executive Officer, the base salaries that are paid to the Company’s executive officers other than its Chief Executive Officer whose base salary is approved by the Compensation Committee. Overall, the Compensation Committee believes that the base salaries of its executive officers are approximately competitive with median base salary levels for similar positions with our peer companies. The Compensation Committee approved salary adjustments in December 2008, effective April 1, 2009, for Messrs. Aubin and Campbell of $4,201 and $3,854 respectively.
     Bonuses. The Company’s executive officers are eligible to receive bonus awards designed to motivate them to attain short-term and longer-term corporate and individual management goals. Bonuses are based on the attainment of specific Company performance measures established by the Compensation Committee early in the fiscal year, and by the achievement of specified individual performance objectives and the degree to which each executive officer contributes to the overall success of the Company and the management team. The annual bonus is paid in cash in an amount reviewed and approved, in appropriate circumstances on the recommendation of Mr. Iversen, by the Compensation Committee and is ordinarily paid in the first quarter following the completion of each fiscal year. For the year ended December 31, 2008, no bonuses were awarded.
     Stock Awards. To promote the Company’s long-term objectives, stock awards are made to officers and employees who are in a position to make a significant contribution to our long-term success. The stock awards are made to employees and consultants pursuant to our 1997 Stock Option Plan, in the form of qualified and nonqualified stock options with a exercise price of the market price of the Company’s common stock on the date of grant. The Compensation Committee has discretion to determine which employees and consultants will be granted stock options, the number of shares to be optioned and the terms and conditions of such options. The full Board of Directors conducts the administration of the option plan with respect to options granted to directors or to executive officers. Options currently outstanding generally vest over a five year period. In selecting recipients and the size of grants, the Compensation Committee considers various factors such as the potential of the recipient, the salary of the recipient and competitive factors affecting our ability to attract and retain employees, prior grants, a comparison of awards made to officers in comparable positions at similar companies and the performance of our business. The Company did not grant stock options to the named executive officers during the year ended December 31, 2008.

Director Compensation
     The following table shows certain information with respect to the compensation of all directors of the Company for the year ended December 31, 2008.
2008 DIRECTOR COMPENSATION TABLE

	Fees Earned or
	Paid in Cash	Option Awards	Total
Name	($)	($)(2)	($)
Current Directors (2)
Dr. Philippe Garreau	—	—	—
Per Iversen	—	—	—
Raymond Boch	250	—	250
Douglas Merrill	1,250	—	1,250
Eric Andersen	1,250	—	1,250

Former Directors (3)
Ze’ev Stein (4)	85,053	11,201	96,254
Uri Jenach	18,770	6,534	25,304
Doran Ginat	3,750	467	4,217
Dan Goffer	3,750	467	4,217
Yossi Dauber	3,500	2,800	6,300

(1)	Represents the amount recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with FASB Statement No. 123(R). The valuation assumptions used for the FASB Statement No. 123(R) calculation are as follows: expected life of 7 years; volatility of 7.74%; dividends of zero; and a risk free interest rate of 5.5%. The stock options awarded to Mr. Stein, Mr. Jenach, Mr. Ginat, Mr. Goffer and Mr. Dauber were terminated on May 13, 2008 in connection with the sale by Alchut of its 3.7 million shares of common stock of the Company to Satimo, S.A.

(2)	Each of Dr. Garreau, Mr. Iversen and Mr. Boch was appointed as a member of the Company’s Board of Directors effective May 13, 2008. Each of Mr. Merrill and Mr. Anderson was appointed as a member of the Company’s Board of Directors effective June 2, 2008.

(3)	Mr. Stein, Mr. Jenach and Mr. Dauber resigned as members of the Company’s Board of Directors effective May 13, 2008. Mr. Goffer and Mr. Ginat resigned as members of the Company’s Board of Directors effective June 2, 2008.

(4)	Mr. Stein’s compensation for his service as a director of both the Company and its subsidiary, Engineering, was paid to him directly and indirectly through an entity owned by Mr. Stein.
     Effective June 2, 2008, directors not receiving compensation as an officer or employee of the Company receive $500 per meeting attended and $250 per meeting attended telephonically.
     Previously, Directors not receiving compensation as an officer or employee of the Company, or under a specific agreement, received $5,000 per year plus stock options upon being named a director. These Directors were entitled to receive up to $750 per meeting, depending upon whether the director attended the meeting in person or participated in the meeting telephonically.
     Effective January 1, 2003, the Company entered into a management services agreement with an Israeli corporation which is wholly owned by Mr. Stein. In consideration for services provided by Mr. Stein as Chairman of the Board of Directors of the Company, the Company pays annual fees for Mr. Stein’s service of $133,000, payable in monthly installments of $11,083 (plus VAT, if applicable). This management services agreement may be terminated by either party upon appropriate written notice. Pursuant to another agreement, Mr. Stein acts as Chairman of the Board of the Company’s wholly owned subsidiary, ORBIT/FR, Engineering, Ltd., whereby Mr. Stein is paid an annual fee of $87,000. Under both agreements, Mr. Stein is subject to certain non-disclosure, non-solicitation and non-competitive covenants. These agreements were terminated on May 13, 2008 in connection with the sale by Alchut of its 3.7 million shares of common stock of the Company to Satimo, S.A.

Compensation Tables and Related Information
     The following tables and footnotes set forth information, for the years ended December 31, 2008 and December 31, 2007, concerning compensation awarded to, earned by or paid to (i) the Company’s current and former Chief Executive Officer, and (ii) each of the Company’s two (2) other most highly compensated executive officers for the year ended December 31, 2008 (the “Named Executive Officers”).
Summary Compensation Table

Name and			Non-Equity Plan	Option	All Other
Principal		Salary	Compensation Table	Awards	Compensation	Total
Position	Year	($)	($)	($)(1)	($)(2)	($)
Per Iversen (3)	2008	80,774	—	—	433	81,207
Chief Executive Officer (Principal Executive Officer)	2007	—	—	—	—	—
John Aubin	2008	137,904	20,000	5,600	2,784	166,288
Vice President Chief Technology Officer	2007	131,505	22,000	2,616	3,501	159,622
William Campbell	2008	127,207	25,000	5,600	733	158,540
Vice President, Engineering and Program Management	2007	123,070	22,000	2,616	1,545	149,231
Israel Adan (3)	2008	192,265	25,000	25,000	982,987	1,225,252
Former Chief Executive Officer	2007	198,744	55,000	17,438	14,333	285,515

(1)	Represents the amount recognized for financial statement reporting purposes for the year ended December 31, 2007 in accordance with FASB Statement No. 123(R). The valuation assumptions used for the FASB Statement No. 123(R) calculation are as follows: expected life of 7 years; volatility of 7.74%; dividends of zero; and a risk free interest rate of 5.5%.

(2)	Represents contributions under the Company’s 401(k) Plan. In addition, Mr. Adan received $10,000 for medical insurance premiums for the years ended December 31, 2008 and December 31, 2007. Mr. Adan received a payment from Alchut in the amount of $969,344 in consideration of the cancellation of certain stock options held by Mr. Adan and the waiver of his right to receive certain payments under his employment agreement with the Company.

(3)	On June 2, 2008, the Board removed Israel Adan as the President and Chief Executive Officer and principal executive officer of the Company and appointed Per Iversen to serve as the Company’s new President and Chief Executive Officer and its principal executive officer. Mr. Adan remained an employee of the Company in a non-executive capacity for the remainder of 2008.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Per Iversen	—	—	—	—
John Aubin	20,000	—	3.00	3/5/12
	3,750	11,250	1.95	7/9/17

William Campbell	15,000	—	3.00	11/25/12
	3,750	11,250	1.95	7/9/17
Israel Adan	20,000 (1)	—	1.35	10/1/14
	25,000	75,000	1.95	7/9/17

(1)	Mr. Adan received a payment from Alchut in the amount of $969,344 in consideration of the cancellation of a grant of 60,000 shares and cancellation of 40,000 shares of 60,000 share grant and the waiver of his right to receive certain payments under his employment agreement with the Company in connection with the sale by Alchut of its 3.7 million shares of the Company’s common stock to Satimo, S.A. on May 13, 2008..
Employment Agreement
     Effective June 2, 2008 and executed on December 16, 2008, the Company entered into an employment agreement with Per Iversen, pursuant to which Mr. Iversen was named President and Chief Executive Officer of the Company. The agreement calls for Mr. Iversen to receive a base salary of $150,000, and provides that Mr. Iversen may be entitled to an annual bonus as determined by the Compensation Committee of the Company’s Board of Directors. In addition, the Board of Directors approved Mr. Iversen’s use of the company vehicle previously driven by the Company’s former CEO. Mr. Iversen’s employment agreement may be terminated by the Company for cause, which is defined as the material breach of the employment agreement by Mr. Iversen or if Mr. Iversen commits a material act of dishonesty or a material breach of trust or a fiduciary obligation with respect to the Company. Under the employment agreement, Mr. Iversen is subject to certain non-disclosure, non-solicitation and non-competitive covenants.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table sets forth, as of April 28, 2008, certain information with regard to beneficial ownership (as determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) of outstanding shares of the Company’s Common Stock by (i) each person known by the Company to beneficially own five percent (5%) or more of the outstanding shares of the Company’s Common Stock, (ii) each director and Named Executive Officer (as defined below) individually, and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, the address of each of the persons named in the following table is c/o Orbit/FR, Inc., 506 Prudential Road, Horsham, Pennsylvania 19044.

		Percentage of
	Total Number of	Class of
	Shares of Common	Common Stock
	Stock Beneficial	Beneficially
Name and Address of Beneficial Owner	Owned (1)	Owned (1)
Five Percent (5%) or more Beneficial Owners Satimo, SA 17, Avenue de Norvege 91 953 Coutaboeuf-France	3,700,000	61.8%
Wellington Trust Company c/o Wellington Management Company, LLP 75 State Street Boston, MA 02109	334,800	5.6%
Directors Dr. Philippe Garreau (2) 17, Avenue de Norvege 91 953 Coutaboeuf-France	3,700,000	61.8%
Raymond Boch Douglas Merrill	—	—
Eric Anderson	—	—
Named Executive Officers	—	—
Per Iversen	—	—
John Aubin (3)	23,750	*
William Campbell (4)	18,750	*
Israel Adan (5)	45,000	*
All executive officers and directors as a group (10 persons)	3,789,800	62.2%

*	Less than 1% of the outstanding Common Stock.

(1)	The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days of April 28, 2007. Beneficial ownership may be disclaimed as to certain of the securities.

(2)	Represents 3,700,000 shares held by Satimo, S.A., Dr. Garreau serves as its President and CEO.

(3)	Represents 23,750 shares of Common Stock issuable upon the exercise of options granted to Mr. Aubin.

(4)	Represents 18,750 shares of Common Stock issuable upon the exercise of options granted to Mr. Campbell.

(5)	Represents 45,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Adan.

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
     Transactions subject to review under this policy may proceed if the Audit Committee finds that the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party, and, to the extent they involve compensation, if they are also approved by the Compensation Committee.
     As of December 31, 2008, Satimo, SA owned 3.7 million shares, representing approximately 61.8% of the outstanding shares, of the Company’s common stock.
Transactions with Related Persons during Fiscal Year 2008
     The Company was charged approximately $357,000 during fiscal year 2008 by its former parent, Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation which controlled approximately 61.8% of the Company’s stock until the sale of that stock to Satimo, S.A. on May 13, 2008 (“Alchut”), for administrative services. The Company also was charged approximately $1,041,000 for production services provided by Alchut during fiscal year 2008.
     The Company was charged approximately $55,000 under a management services agreement during fiscal year 2008 by Ze’ev Stein Properties, Ltd, an Israeli corporation that is wholly-owned by Mr. Stein. This agreement was terminated on May 13, 2008 in connection with the sale by Alchut of its 3.7 million shares of common stock of the Company to Satimo, S.A.
     Included in sales and cost of revenues for the year ended December 31, 2008 are approximately $98,000 and $238,000, respectively, relating to sales to and purchases from Satimo, S.A. subsequent to May 13, 2008.
Item 14. Principal Accountant Fees and Services.
Accountant Fees
     The following table presents fees for professional services rendered in the United States by Cornick, Garber & Sandler in 2008 and by Hoberman Miller and in Israel by Kost Forer Gabbay & Kaiserer for 2008 and 2007, for the audit of the Company’s annual financial statements, the review of the interim financial statements the preparation of its tax returns, and fees for consulting and other professional services.

	2008	2007
Audit Fees	$143,000	$112,000
Audit-Related Fees	56,000	25,500
Tax Fees	16,000	12,500
All Other Fees	-0-	-0-
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (b) Exhibits

2.1	Stock Purchase Agreement dated March 31, 1997 by and among Advanced ElectroMagnetics, Inc., Anechoic Systems, Inc., Gabriel A. Sanchez, Barbara Sanchez and the Company. (1)
2.2	Share Exchange Agreement dated December 31, 1996 by and among Orbit-Alchut Technologies, Ltd., Orbit Advanced Systems, Ltd. and the Company.(1)
2.3	Asset Acquisition Agreement dated December 31, 1996 by and between Orbit-Alchut Technologies, Ltd. and Orbit F.R. Engineering, Ltd.(1)
2.4	Inventory Acquisition Agreement dated January 1, 1997 by and between Orbit-Alchut Technologies, Ltd. and Orbit F.R. Engineering, Ltd.(1)
2.5	Stock Purchase Agreement dated June 28, 1996 by and among Orbit Advanced Technologies, Inc., The Samuel T. Russell Trust, Richard P. Flam, Rickey E. Hartman, Lois A. R. Charles, Dorothy Russell, John Aubin, Norma D. Kegg and Flam & Russell, Inc.(1)
3.1	Amended and Restated Certificate of Incorporation of the Company. (2)
3.2	Bylaws of the Company.(7)
4.1	Specimen Common Stock Certificate of the Company.(2)
10.1*	Employment Agreement dated February 15, 1997 by and between the Company and Aryeh Trabelsi.(1)
10.2*	Employment Agreement dated January 1, 1997 by and between the Company and Moshe Pinkasy.(1)
10.3*	1997 Equity Incentive Plan.(1)
10.4	Services Agreement dated January 1, 1997 by and among Orbit-Alchut Technologies, Ltd., Orbit F.R. Engineering, Ltd. and the Company.(1)
10.5	ORBIT/FR Inc. non-debarment agreement dated February 15, 2000(4)
10.6*	Consulting agreement dated July 24, 2002 by and between the Company and Gurion Meltzer. (5)
10.7*	Employment Agreement dated September 5, 2002 by and between the Company and Ze’ev Stein. (5)
10.8*	Amended and Restated Employment Agreement dated June 20, 2003 by and between the Company and Israel Adan (5)
10.9*	Management Agreement dated January 1, 2003 by and between the Company and Ze’ev Stein Properties, LTD.(6)
10.10	Consent Agreement (9)
10.11*	Employment Agreement dated December 16, 2008 by and between the Company and Per Iversen. (8)
14.1	Employee Ethics Policy. (6)
21.1	Subsidiaries of the Registrant.(3)
23.1	Consent of Cornick, Garber & Sandler, LLP. (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 15, 2009 (Commission File No. 000-22583)).
23.2	Consent of Hoberman, Miller, Goldstein & Lesser, CPA’s, P.C. (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 15, 2009 (Commission File No. 000-22583)).
23.3	Consent of Kost, Forer Gabbay & Kasierer (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 15, 2009 (Commission File No. 000-22583)).
24.1	Power of Attorney (included on signature page).
31.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Per Iversen, President and Chief Executive Officer. (8)
31.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Relland Winand, Chief Financial Officer. (8)
31.3	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Per Iversen, President and Chief Executive Officer.
31.4	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Relland Winand, Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Per Iversen, President and Chief Executive Officer. (8)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Relland Winand, Chief Financial Officer.(8)
32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Per Iversen, President and Chief Executive Officer.

32.4	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Relland Winand, Chief Financial Officer.

*	Management compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on April 11, 1997

(2)	Incorporated by reference to Amendment 1 of the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on May 19, 1997

(3)	Incorporated by reference to Amendment 2 of the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on June 5, 1997

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2001(Commission File No. 000-22583)

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2003(Commission File No. 000-22583)

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2004 (Commission File No. 000-22583)

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on March 26, 2007 (Commission File No. 000-22583)

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2009 (Commission File No. 000-22583)

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2006. (Commission File No. 000-22583)

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2009	ORBIT/FR, INC.
/s/ Philippe Garreau
Philippe Garreau
Chairman of the Board
     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 28th day of April, 2009.

Name	Title

/s/ Philippe Garreau	Chairman of the Board
Philippe Garreau

/s/ Per Iversen	President and Chief Executive Officer and Director
Per Iversen	(principal executive officer)

/s/ Relland Winand	Chief Financial Officer
Relland Winand	(principal accounting and financial officer)

/s/ Raymond Boch	Director
Raymond Boch

/s/ Douglas Merrill	Director
Douglas Merrill

/s/ Eric Anderson	Director
Eric Anderson