Form 10-Q
period 2009-03-31
ORBIT FR INC
filed 2009-05-20
CIK 1037115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 6,001,573 shares of common stock, $.01 par value, outstanding as of May 15, 2009.

ORBIT/FR, Inc.

ORBIT/FR, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31,	December 31,
	2009	2008
	Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$1,517	$1,521
Accounts receivable, less allowance of $45	6,064	7,660
Inventory	2,380	2,353
Costs and estimated earnings in excess of billings on uncompleted contracts	3,064	1,445
Income tax refunds receivable	414	440
Deferred income taxes	1,099	1,011
Other	294	299

Total current assets	14,832	14,729

Property and equipment, net	1,256	1,319
Deferred income taxes	239	327
Cost in excess of net assets acquired	301	301

Total assets	$16,628	$16,676

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,673	$2,174
Accounts payable—parent	124	95
Accrued expenses	2,998	3,364
Short term bank financing	160	1,467
Customer advances	1,684	675
Billings in excess of costs and estimated earnings on uncompleted contracts	2,079	2,070
Deferred income taxes	124	124

Total liabilities, all current	9,842	9,969

Stockholders’ equity:
Preferred stock: $.01 par value:
Authorized shares—2,000,000 Issued and outstanding shares—none	—	—
Common stock: $.01 par value:
Authorized shares—10,000,000 Issued shares—6,084,473	61	61
Additional paid-in capital	16,410	16,383
Accumulated deficit	(9,442)	(9,494)
Treasury stock—82,900 shares	(243)	(243)

Total stockholders’ equity	6,786	6,707

Total liabilities and stockholders’ equity	$16,628	$16,676

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Three months ended March 31,
	2009	2008

Contract revenues	$6,350	$6,049
Cost of revenues	4,460	5,077

Gross profit	1,890	972

Operating expenses:
General and administrative	569	814
Sales and marketing	913	829
Research and development	335	474

Total operating expenses	1,817	2,117

Operating income (loss)	73	(1,145)
Other (loss), net	(21)	(46)

Income (loss) before income taxes	52	(1,191)
Income tax (benefit)	—	(98)

Net income (loss)	$52	$(1,093)

Basic net income (loss) per share	$0.01	$(0.18)

Diluted net income (loss) per share	$0.01	$(0.18)

Weighted average number common shares — basic	6,001,573	6,001,573

Weighted average number common shares — diluted	6,001,573	6,001,573

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three months ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$52	$(1,093)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	73	99
Deferred income tax (benefit) expense	—	(98)
Stock based compensation	27	53
Changes in operating assets and liabilities:
Accounts receivable	1,596	3,062
Inventory	(27)	504
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,619)	(1,957)
Income tax refunds receivable	26	37
Other assets	6	(56)
Accounts payable and accrued expenses	131	(690)
Accounts payable—Parent and former parent	29	450
Income taxes payable	—	(2)
Customer advances	1,009	(307)
Billings in excess of costs and estimated earnings on uncompleted contracts	9	(236)

Net cash provided by (used in) operating activities	1,312	(234)

Cash flows from investing activities:
Purchase of property and equipment	(9)	(114)

Net cash (used in) investing activities	(9)	(114)

Cash flows from financing activities:
Repayment of short term notes payable	(1,307)	(260)

Net cash (used in) financing activities	(1,307)	(260)

Net decrease in cash and cash equivalents	(4)	(608)
Cash and cash equivalents at beginning of year	1,521	2,214

Cash and cash equivalents at end of period	$1,517	$1,606

Supplemental disclosures of cash flow information:
Net cash paid during the period for income taxes	$11	$103

Net cash paid during the period for interest	$5	$5

See accompanying notes.

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009
(Amounts in thousands, except share and per share data)
1. Ownership and Basis of Presentation
          ORBIT/FR, Inc. (the “Company”) was incorporated in Delaware on December 9, 1996, as a wholly-owned subsidiary of Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation. On May 13, 2008, Orbit-Alchut Technologies, Ltd., (“Alchut”) sold all of its 3.7 million shares of common stock of the Company to Satimo, SA. The Company develops, markets and supports sophisticated automated microwave test and measurement systems for the wireless communications, satellite, automotive, aerospace/defense and electromagnetic compatibility (EMC) industries, and manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems. ORBIT/FR, Inc., a holding company, supports its world-wide customers through its subsidiaries: ORBIT/FR Engineering, LTD (hereinafter referred to as “Engineering”, Israel); ORBIT/FR Europe (Germany); Advanced Electromagnetics, Inc. (“AEMI”) (San Diego, CA); and Orbit Advanced Technologies, Inc. and Flam and Russell, Inc, (Horsham, PA). The Company sells its products to customers throughout Asia, Europe, Israel, and North America.
2. Interim Financial Information
          The accompanying unaudited consolidated financial statements for the three months ended March 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring entries) necessary for a fair presentation of the consolidated financial statements have been included. The results of period ended March 31, 2009 is not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The consolidated financial statements and footnotes should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company’s Form 10-K for the year ended December 31, 2008, filed on April 15, 2009 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2008.

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009
(Amounts in thousands, except share and per share data)
3. Inventory
     Inventory at March 31, 2009 consists of the following:

Parts and components	$2,298
Work-in-process	82

$2,380

4. Property and Equipment
     Property and equipment at March 31, 2009 consists of the following:

Lab and computer equipment	$2,757
Office equipment	900
Transportation equipment	45
Furniture and fixtures	10
Fixed assets in process	3
Leasehold improvements	142

3,857
Less accumulated depreciation	2,601

Property and equipment net	$1,256

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009
(Amounts in thousands, except share and per share data)
5. Accrued Expenses
     Accrued expenses at March 31, 2009 consist of the following:

Contract costs	$217
Compensation	1,360
Commissions	331
Royalties	58
Warranty	328
Customer advances and deferred revenue	189
Other accruals	515

$2,998

6. Long-Term Contracts
     Long-term contracts in process accounted for using the percentage-of-completion method are as follows at March 31, 2009 :

Accumulated expenditures on uncompleted contracts	$30,209
Estimated earnings thereon	6,270

Total	36,479
Less: applicable progress billings	(35,494)

Total	$985

The long-term contracts are shown in the accompanying balance sheet as follows:

Costs and estimated earnings on uncompleted contracts in excess of billings	$3,064
Billings on uncompleted contracts in excess of costs and estimated earnings	(2,079)

Total	$985

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009
(Amounts in thousands, except share and per share data)
7. Related Party Transactions
     Engineering and Alchut are parties to an agreement, pursuant to which Engineering purchases from Alchut electrical and mechanical production services. In addition, Alchut provides to Engineering other administrative services, including but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support. Engineering pays Alchut for these services based upon a rate of cost of production services plus 18%. Engineering has been leasing office space from Alchut on an annual basis, for a rental of $73 per year. These agreements are to be evaluated on an annual basis, and are intended to be at market value.
     On May 13, 2008, Alchut sold all of its 3.7 million shares of common stock of the Company to Satimo, SA. As part of that transaction, Alchut has agreed to continue to provide the services for a period of one year after the closing of the transaction. The subsidiary in Israel has signed a lease and is in the process of moving its operations to the new location. The Company anticipates that all the general and administrative services previously provided by Alchut will be in place at the expiration of the one year service agreement, May 13, 2009. In February 2009, the Company provided Alchut the required three months termination notice which, after such notice period, allows the Company to use any subcontractor including Alchut.

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009
(Amounts in thousands, except share and per share data)
8. Segment and Geographic Information
          The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations to other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three months ended March 31, 2009 and 2008.

Three months ended March 31, 2009	North America	Europe	Asia	Total

Sales to unaffiliated customers	$3,150	$687	$2,513	$6,350
Cost of sales to unaffiliated customers	2,095	586	1,779	4,460

Gross profit from unaffiliated customers	$1,055	$101	$734	$1,890

Three months ended March 31, 2008	North America	Europe	Asia	Total

Sales to unaffiliated customers	$2,969	$1,236	$1,844	$6,049
Cost of sales to unaffiliated customers	2,173	1,114	1,790	5,077

Gross profit from unaffiliated customers	$796	$122	$54	$972

          In the table above “North America” includes all United States operations, and “Europe” includes subsidiaries in Germany and Israel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
          Certain information contained in this Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the Company’s financial condition, results of operations and liquidity and capital resources and statements as to management’s beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company’s filings with the Securities and Exchange Commission including in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).
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

Results of Operations
          The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three-months ended March 31,
	2009	2008
	(Unaudited)

Revenues	100.0%	100.0%
Gross profit	29.8	16.1
General and administrative	9.0	13.5
Sales and marketing	14.4	13.7
Research and development	5.3	7.9
Operating income (loss)	1.1	(18.9)
Income (loss) before tax expense	0.8	(19.7)
Net income (loss)	0.8	(18.1)
Three months ended March 31, 2009 compared to three months ended March 31, 2008.
          Revenues. Revenues for the three months ended March 31, 2009 were approximately $6.4 million compared to approximately $6.1 million for the three months ended March 31, 2008, an increase of approximately $0.3 million. Revenues from the defense markets increased approximately $0.9 million while revenues from the wireless, automotive, satellite, EMC markets and universities decreased approximately $0.12 million, $0.21 million, $0.06 million and $0.14 million, respectively. Geographically, revenues from Europe decreased approximately $0.5 million, while North America revenues and Asia revenues increased approximately $0.2 million and $0.7 million, respectively. The increase in revenues recognized during the three months ended March 31, 2009 over prior year levels were a result primarily of higher beginning backlog.
          Cost of revenues. Cost of revenues for the three months ended March 31, 2009 was approximately $4.5 million compared to approximately $5.1 million for the three months ended March 31, 2008, a decrease of approximately $0.6 million. Gross margin for the three months ended March 31, 2008 was approximately 29.8% as compared to 16.1% for the three months ended March 31, 2008. The higher margin percentage in 2009 is largely a result of current contracts in backlog with higher margins. In addition, the Company in 2008 had charged cost of revenues approximately $317,000 for costs in inventory that were incurred for a contract with a customer in the Far East that was cancelled due to the Israeli Ministry of Defense (IMOD) implementing a policy in 2004 suspending the export of all Israeli military and commercial use products to certain Far East countries. This amount was offset in the fourth quarter of 2008 by a $500,000 payment from the Israeli Ministry of Defense.
          General and administrative expenses. General and administrative expenses for the three months ended March 31, 2009 were $569,000 compared to $814,000 for the three months ended March 31, 2008, a decrease of approximately $245,000 or 30% reflecting lower payments to Alchut as the Company’s subsidiary in Israel puts in place its general and administrative infrastructure, legal expense and lower

Board of Directors related expenses. As a percentage of revenues, general and administrative expenses decreased to 9.0% for the three months ended March 31, 2009 from 13.5% for the three months ended March 31, 2008, reflecting both reduced expense and increased revenues. The Company anticipates that beginning with the quarter ended June 30, 2009 general and administrative costs may increase reflecting charges from the ultimate parent for shared corporate expenses. Any charges incurred will be a result of an agreement with the ultimate parent as approved by the independent Board of Directors of Orbit/FR, Inc.
          Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2009 were $913,000 compared to $829,000 for the three months ended March 31, 2008, an increase of approximately $84,000 or 10.1%. The sales and marketing expenses reflect the Company’s continued marketing efforts in Asia. As a percentage of revenues, sales and marketing expenses increased to 14.4% for the three months ended March 31, 2009, from 13.7% for the three months ended March 31, 2008. The Company anticipates that beginning with the quarter ended June 30, 2009 selling and marketing costs may increase reflecting charges from the ultimate parent for shared sales and marketing expenses. Any charges incurred will be a result of an agreement with the ultimate parent as approved by the independent Board of Directors of Orbit/FR, Inc.
          Research and development expenses. Research and development expenses for the three months ended March 31, 2009 were $335,000 compared to $474,000 for the three months ended March 31, 2008, a decrease of approximately $139,000 or 29.3%. The decrease is the result of reduced employee headcount and the reduced use of consultants. As a percentage of revenues, research and development expenses decreased to 5.3% for the three months ended March 31, 2009 from 7.9% for the three months ended March 31, 2008. The Company anticipates that beginning with the quarter ended June 30, 2009 research and development costs may increase reflecting charges from the ultimate parent for shared research and development expenses. Any charges incurred will be a result of an agreement with the ultimate parent as approved by the independent Board of Directors of Orbit/FR, Inc.
          Other (loss),net. Other loss, net for the three months ended March 31, 2009 was approximately $21,000 compared to other loss, net of $46,000 for the three months ended March 31, 2008, a difference of approximately $25,000. The most significant component of the Company’s other loss, net is due to foreign currency transactions. The reduction in other (loss), net reflects a weaker Shekel to the U.S. dollar than in the three month period ended March 31, 2008.
          Income taxes. As a result of the availability of net operating loss carryforward, there was no income tax benefit or expense for the three months ended March 31, 2009 as compared to an income tax benefit in 2008 of $98,000.
Liquidity and Capital Resources
          The Company has satisfied its working capital requirements through cash flows from operations, and through short term bank financing.

          Net cash generated by operating activities for the years three month period ended March 31, 2009 was approximately $1,312,000 versus a net use of cash of approximately $234,000 for the three month period ended March 31, 2008. The reduction of accounts receivable of approximately $1,596,000 and the increase in customer advances of approximately $1,009,000 for the three month period ended March 31, 2009 were the most significant sources of cash. The increase in costs and estimated earnings in excess of billings of approximately $1,619,000 was the most significant use of cash for the three month period ended March 31, 2009.
          Net cash used in investing activities during the three months ended March 31, 2009 for the purchase of property and equipment was $9,000 compared to $114,000 during the three months ended March 31, 2008.
          Cash generated from operations was used to reduce the lines of credit by approximately $1,307,000. The Company has extended its domestic line of credit to June 30, 2009 and anticipates that it will be further renewed prior to June 30, 2009. The Company anticipates that it will use its lines of credit in the three month period ended June 30, 2009 as a large accounts receivable balance outstanding with a large European customer has not yet been paid.
          The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the three months ended March 31, 2009, approximately 90% of the Company’s revenues were billed in U.S. dollars. Substantially all of the costs of the Company’s contracts, including costs subcontracted to the Parent, have been, and are expected to continue to be, U.S. dollar-denominated except for wages for employees of the Company’s Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.
Inflation and Seasonality
          The Company does not believe that inflation or seasonality has had a significant effect on the Company’s operations to date.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at March 31, 2009, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, these controls and procedures were effective.

(b)	Change in Internal Control. There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          The Company is not currently subject to any material legal proceedings and is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company’s business, operating results, or financial condition.
Item 1A. Risk Factors
          In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.
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

Orbit/FR, Inc. Registrant
Date: May 20, 2009

/s/ Per Iversen
President and Chief Executive Officer

Date: May 20, 2009

/s/ Relland Winand
Chief Financial Officer