Form 10-Q
period 2009-06-30
ORBIT FR INC
filed 2009-08-19
CIK 1037115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     There were 6,084,473 shares of common stock, $.01 par value, outstanding as of August 19, 2009.

ORBIT/FR, Inc.

ORBIT/FR, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30,	December 31,
	2009	2008
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$1,783	$1,521
Accounts receivable, less allowance of $45 in 2009 and 2008, respectively	5,156	7,660
Inventory	2,932	2,353
Costs and estimated earnings in excess of billings on uncompleted contracts	2,735	1,445
Income tax refunds receivable	505	440
Deferred income taxes	1,111	1,011
Other	584	299

Total current assets	14,806	14,729

Property and equipment, net	1,730	1,319
Deferred income taxes	227	327
Cost in excess of net assets acquired	301	301

Total assets	$17,064	$16,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,896	$2,174
Accounts payable—Current and Former Parent	793	95
Accrued expenses	3,062	3,364
Short term bank financing	185	1,467
Customer advances	408	675
Billings in excess of costs and estimated earnings on uncompleted contracts	3,488	2,070
Deferred income taxes	124	124

Total liabilities, all current	10,956	9,969

Stockholders’ equity:
Preferred stock: $.01 par value:
Authorized shares—2,000,000
Issued and outstanding shares—none	—	—
Common stock: $.01 par value:
Authorized shares—10,000,000
Issued shares—6,084,473	61	61
Additional paid-in capital	16,437	16,383
Accumulated deficit	(10,147)	(9,494)
Treasury stock—82,900 shares	(243)	(243)

Total stockholders’ equity	6,108	6,707

Total liabilities and stockholders’ equity	$17,064	$16,676

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Contract revenues	$6,600	$5,292	$12,950	$11,341
Cost of revenues	4,459	3,766	8,919	8,843

Gross profit	2,141	1,526	4,031	2,498

Operating expenses:
General and administrative:
General and administrative-Microwave Vision Group	391	—	391	—
General and administrative-other	669	653	1,238	1,467
Sales and marketing:
Sales and marketing-Microwave Vision Group	244	—	244	—
Sales and marketing-other	911	949	1,824	1,778
Research and development	377	529	712	1,003
Loss on disposal of assets	154	—	154	—

Total operating expenses	2,746	2,131	4,563	4,248

Operating income (loss)	(605)	(605)	(532)	(1,750)
Compensation charge coincident to change in control	—	(969)	—	(969)
Other (loss), net	(101)	(71)	(122)	(117)

(Loss) before income taxes	(706)	(1,645)	(654)	(2,836)
Income tax expense (benefit)	—	32	—	(66)

Net (loss) income	$(706)	$(1,677)	$(654)	$(2,770)

Basic (loss) income per share	$(0.12)	$(0.28)	$(0.11)	$(0.46)

Diluted (loss) income per share	$(0.12)	$(0.28)	$(0.11)	$(0.46)

Weighted average number basic common shares	6,001,573	6,001,573	6,001,573	6,001,573

Weighted average number diluted common shares	6,001,573	6,001,573	6,001,573	6,001,573

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six months ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net (loss)	$(654)	$(2,770)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	167	188
Loss on disposal of fixed assets	53	—
Deferred income tax (benefit)	—	(75)
Non-cash compensation	—	969
Stock based compensation	54	83
Changes in operating assets and liabilities:
Accounts receivable	2,504	3,479
Inventory	(580)	(265)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,290)	(2,768)
Income tax refunds receivable	(65)	(45)
Other current assets	(284)	(35)
Accounts payable and accrued expenses	419	(1,263)
Accounts payable—Current and Former Parent	699	459
Customer advances	(267)	(365)
Income taxes payable	—	—
Billings in excess of costs and estimated earnings on uncompleted contracts	1,418	(218)

Net cash provided by (used in) operating activities	2,174	(2,626)

Cash flows from investing activities:
Purchase of property and equipment	(631)	(200)
Proceeds from sale of property and equipment	—	71

Net cash (used in) investing activities	(631)	(129)

Cash flows from financing activities:
Proceeds from short term notes payable	400	1,281
Repayment of short term notes payable	(1,681)	—

Net cash (used in) provided by financing activities	(1,281)	1,281

Net decrease in cash and cash equivalents	262	(1,474)
Cash and cash equivalents at beginning of period	1,521	2,214

Cash and cash equivalents at end of period	$1,783	$740

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$77	$169

Cash paid during the period for interest	$12	$22

See accompanying notes.

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009
(Amounts in thousands, except share and per share data)
1. Ownership and Basis of Presentation
     ORBIT/FR, Inc. (the “Company”) was incorporated in Delaware on December 9, 1996, as a wholly owned subsidiary of Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation. On May 13, 2008, Orbit-Alchut Technologies, Ltd., (“Alchut”) sold all of its 3.7 million shares of common stock of the Company to Satimo, SA. On June 30, 2009, Microwave Vision Group, SA, (“Microwave Vision”), acquired the 3.7 million common shares of the Company through a reorganization involving its wholly owned subsidiary, Satimo. The Company develops markets and supports sophisticated automated microwave test and measurement systems for the wireless communications, satellite, automotive, aerospace/defense and electromagnetic compatibility (EMC) industries, and manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems. ORBIT/FR, Inc., a holding company, supports its world-wide customers through its subsidiaries: ORBIT/FR Engineering, LTD (hereinafter referred to as “Engineering”, Israel); ORBIT/FR Europe (Germany); Advanced Electromagnetics, Inc. (“AEMI”) (San Diego, CA); and Orbit Advanced Technologies, Inc. and Flam and Russell, Inc, (Horsham, PA). The Company sells its products to customers throughout Asia, Europe, Israel, and North America.
2. Summary of Significant Accounting Policies
Interim Financial Information
     The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The consolidated financial statements and footnotes should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company’s Form 10-K for the year ended December 31, 2008, filed on April 15, 2009 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2008.

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009
(Amounts in thousands, except share and per share data)
3. Inventory
     Inventory at June 30, 2009 consists of the following:

Parts and components	$2,535
Work-in-process	397

$2,932

4. Property and Equipment
     Property and equipment at June 30, 2009 consists of the following:

Lab and computer equipment	$2,643
Office equipment	336
Transportation equipment	45
Furniture and fixtures	10
Fixed assets in progress	5
Leasehold improvements	371

3,410
Less accumulated depreciation	1,680

Property and equipment, net	$1,730

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009
(Amounts in thousands, except share and per share data)
5. Accrued Expenses
     Accrued expenses at June 30, 2009 consist of the following:

Contract costs	$23
Compensation	1,388
Commissions	602
Royalties	58
Warranty	411
Customer advances and deferred revenue	168
Other accruals	412

$3,062

6. Long-Term Contracts
     Long-term contracts in process accounted for using the percentage-of-completion method are as follows at June 30, 2009:

Accumulated expenditures on uncompleted contracts	$34,121
Estimated earnings thereon	8,957

Total	43,077
Less: applicable progress billings	43,830

Total	$(753)

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted contracts in excess of billings	$2,735
Billings on uncompleted contracts in excess of costs and estimated earnings	(3,488)

Total	$(753)

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009
(Amounts in thousands, except share and per share data)
7. Loss on Disposal of Assets
               The Company had a loss of $154,000 on the disposal of assets for the period ended June 30, 2009. The Company had entered into an executive employment agreement with the Company’s current Chief Executive Officer (CEO) which provided that if he was unable to independently sell his home in Atlanta by October 10, 2008, the Company would provide a guaranteed home purchase agreement at fair market value. On December 17, 2008, the Company reimbursed the CEO for the equity he had accumulated on the home based upon the then fair market value. On June 23, 2009, the home was sold. However, the Company was unable to fully recover the equity amount paid which resulted in a loss on disposal of assets of approximately $101,000. In addition, the move of the Israeli operation to their new location resulted in a loss on disposal of assets of $53,000. There was no loss on disposal of assets for the period ended June 30, 2008.
8. Related Party Transactions
     Engineering and Alchut were parties to an agreement, pursuant to which Engineering purchased from Alchut electrical and mechanical production services. In addition, Alchut provided to Engineering other administrative services, including but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support. Engineering pays Alchut for these services based upon a rate of cost of production services plus 18%. Engineering has been leasing office space from Alchut on an annual basis, for a rental of $73 per year. These agreements are to be evaluated on an annual basis, and are intended to be at market value.
     On May 13, 2008, Alchut sold all of its 3.7 million shares of common stock of the Company to Satimo, SA. As part of that transaction, Alchut has agreed to continue to provide the services for a period of one year after the closing of the transaction. The subsidiary in Israel has signed a lease and has moved its operations to the new location. The general and administrative services previously provided by Alchut were in place at the expiration of the one year service agreement, May 13, 2009. In February 2009, the Company provided Alchut the required three months termination notice which, after such notice period, allows the Company to use any subcontractor including Alchut.
     On August 14, 2009, the Company entered into an Assistance and Provision of Services Agreement (the “Services Agreement”) with Microwave Vision Group, S.A. (“Microwave Vision”) and several subsidiaries of Microwave Vision, including Satimo Industries, S.A.S. (“Satimo”). Microwave Vision owns 3.7 million shares of common stock of the Company, which it acquired through a reorganization involving its wholly owned subsidiary, Satimo. Satimo originally acquired its shares of common stock of the Company from Orbit-Alchut Technologies, Ltd. on May 13, 2008. Pursuant to the Services Agreement, Microwave Vision agreed to provide management, operational, sales and marketing, legal, technical and other services to the Company, Satimo, and Microwave Vision’s other direct and indirect Subsidaries (collectively, the “Subsidaries”). In consideration thereof, the Company, Satimo and each of the other Subsidiaries agreed to

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009
(Amounts in thousands, except share and per share data)
8. Related Party Transactions (continued)
pay Microwave Vision a fee to be determined as of the start of each calendar year, commencing on January 1, 2009, based on the projected gross margins of each Subsidiary for that year. In addition, the Company agreed to pay Microwave Vision an additional fee of 1% of its gross sales in consideration of the right to use the name “Microwave Vision” in the Company’s sales and marketing activities. As a result of the application of the Services Agreement effective as of January 1, 2009, the Company has recorded approximately $0.4 million in general and administrative expense and approximately $0.2 million sales and marketing expense for the three and six month periods ended June 30, 2009 in the unaudited condensed consolidated statements of operations.
9. Segment and Geographic Information
          The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations to other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three and six months ended June 30, 2009 and 2008.

Three months ended June 30, 2009	North America	Europe	Asia	Total
Sales to unaffiliated customers	$3,085	$2,708	$807	$6,600
Cost of sales to unaffiliated customers	2,191	1,752	516	4,459

Gross profit from unaffiliated customers	$894	$956	$291	$2,141

Three months ended June 30, 2008	North America	Europe	Asia	Total
Sales to unaffiliated customers	$3,449	$1,122	$721	$5,292
Cost of sales to unaffiliated customers	2,323	720	723	3,766

Gross profit from unaffiliated customers	$1,126	$402	$(2)	$1,526

Six months ended June 30, 2009	North America	Europe	Asia	Total
Sales to unaffiliated customers	$6,235	$3,395	$3,320	$12,950
Cost of sales to unaffiliated customers	4,286	2,338	2,295	8,919

Gross profit from unaffiliated customers	$1,949	$1,057	$1,025	$4,031

Six months ended June 30, 2008	North America	Europe	Asia	Total
Sales to unaffiliated customers	$6,418	$2,358	$2,565	$11,341
Cost of sales to unaffiliated customers	4,496	1,834	2,513	8,843

Gross profit from unaffiliated customers	$1,922	$524	$52	$2,498

     In the table above “North America” includes all United States operations, and “Europe” includes subsidiaries in Germany and Israel.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Recent Events
     On August 14, 2009, the Company entered into an Assistance and Provision of Services Agreement (the “Services Agreement”) with Microwave Vision Group, S.A. (“Microwave Vision”) and several subsidiaries of Microwave Vision, including Satimo Industries, S.A.S. (“Satimo”). Pursuant to the Services Agreement, Microwave Vision agreed to provide management, operational, sales and marketing, legal, technical and other services to the Company, Satimo, and Microwave Vision’s other direct and indirect Subsidaries (collectively, the “Subsidaries”). In consideration thereof, the Company, Satimo and each of the other Subsidiaries agreed to pay Microwave Vision a fee to be determined as of the start of each calendar year, commencing on January 1, 2009, based on the projected gross margins of each Subsidiary for that year. In addition, the Company agreed to pay Microwave Vision an additional fee of 1% of its gross sales in consideration of the right to use the name “Microwave Vision” in the Company’s sales and marketing activities. As a result of the application of the Services Agreement effective as of January 1, 2009, the Company has recorded approximately $0.6 million in additional expenses for the three and six month periods ended June 30, 2009 over the expenses reported for the same periods of 2008 due to the obligations owed by the Company to Microwave Vision under the Services Agreement for the period from January 1, 2009 through June 30, 2009.
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
Results of Operations
     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	32.4	28.8	31.1	22.0
General and administrative	10.1	12.3	9.6	12.9
Sales and marketing	13.8	17.9	14.1	15.7
Research and development	5.7	10.0	5.5	8.8
Microwave Vision Group corporate expenses	9.6	—	4.9	—
Loss on disposal of assets	2.3	—	1.1	—
Operating (loss)	(9.1)	(11.4)	(4.1)	(15.4)
Compensation charge	—	(18.3)	—	(8.5)
(Loss) before income taxes	(10.7)	(31.1)	(5.1)	(25.0)
Net (loss)	(10.7)	(31.7)	(5.1)	(24.4)
Three months ended June 30, 2009 compared to three months ended June 30, 2008.
     Revenues. Revenues for the three months ended June 30, 2009 were approximately $6.6 million compared to approximately $5.3 million for the three months ended June 30, 2008, an increase of approximately $1.3 million or 24.5%. Revenues from the wireless, defense and satellite markets increased approximately $0.9 million, $0.9 million and $0.01 million respectively, while revenues from the automotive, universities and EMC markets decreased $0.3 million, $0.1 million and $0.1million, respectively. Geographically, revenues from Europe and Asia increased approximately $1.6 million and $0.1 million respectively while North America revenues decreased approximately $0.4 million. The increase in revenues recognized during the three months ended June 30, 2009 over prior year levels were a result primarily of higher beginning backlog for the 2009 period.
     Cost of revenues. Cost of revenues for the three months ended June 30, 2009 were approximately $4.5 million compared to approximately $3.8 million for the three months ended June 30, 2008, an increase of approximately $0.7 million or 18.4%. Gross margins increased to 32.4% for the three months ended June 30, 2009 from 28.8% for the three months ended June 30, 2008. The higher margin percentage in 2009 is largely a result of Asian business reflecting new higher margins and the completion of lower margin contracts.

     General and administrative expenses-Microwave Vision Group. As a result of the implementation of the Services Agreement effective as of January 1, 2009, the Company has recorded general and administrative expense of approximately $0.4 million for the three month period ended June 30, 2009. The Company anticipates that an expense of approximately $0.2 million will be incurred in each remaining quarter of 2009.
     General and administrative expenses-other. General and administrative expenses for the three months ended June 30, 2009 were $0.7 million compared to $0.7 million for the three months ended June 30, 2008. As a percentage of revenues, general and administrative expenses decreased to 10.1% for the three months ended June 30, 2009 from 12.3% for the three months ended June 30, 2008.
     Sales and marketing-Microwave Vision Group. As a result of the implementation of the Services Agreement effective as of January 1, 2009, the Company has recorded approximately $0.2 million in sales and marketing expense for the three month period ended June 30, 2009. The Company anticipates that an expense of $0.1 million will be incurred in each remaining quarter of 2009.
     Sales and marketing expenses-other. Sales and marketing expenses for the three months ended June 30, 2009 were $0.9 million compared to $0.9 million for the three months ended June 30, 2008. As a percentage of revenues, sales and marketing expenses decreased to 13.8% for the three months ended June 30, 2009, from 17.9% for the three months ended June 30, 2008.
     Research and development expenses. Research and development expenses for the three months ended June 30, 2009 were $0.4 million compared to $0.5 million for the three months ended June 30, 2008, a decrease of approximately $0.1 million or 20%. The decrease in research and development expense for the three month period ended June 30, 2009 is primarily due to reduced employee headcount and the use of research and development personnel on other non research and development projects. As a percentage of revenues, research and development decreased to 5.7% for the three months ended June 30, 2009 from 10.0% for the three month period ended June 30, 2009.
     Loss on disposal of assets. The Company had a loss of $154,000 on the disposal of assets for the three months ended June 30, 2009. The Company had entered into an executive employment agreement with the Company’s current Chief Executive Officer (CEO) which provided that if he was unable to independently sell his home in Atlanta by October 10, 2008, the Company would provide a guaranteed home purchase agreement at fair market value. On December 17, 2008, the Company reimbursed the CEO for the equity he had accumulated on the home based upon the then fair market value. On June 23, 2009 the home was sold. However, the Company was unable to fully recover the equity amount paid which resulted in a loss on disposal of assets of approximately $101,000. In addition, the move of the Israeli operation to their new location resulted in a loss on disposal of assets of $53,000. There was no loss on disposal of assets for the three month period ended June 30, 2008.
     Compensation charge. A non-cash charge of $969,000 was recorded by the Company for the three month period ended June 30, 2008 related to a payment of such amount by Alchut to the Company’s former CEO, in consideration of the cancellation of certain stock options held by him and the waiver of his right to receive certain payments under his employment agreement with the Company, in each case in connection with the sale of 3.7 million shares of common stock of the Company by Alchut to Satimo, SA. the amount paid to the former CEO has been treated as a capital contribution in the Company’s balance sheet and compensation expense in the consolidated statement of operations.
     Other (loss)/income, net. Other loss, net, for the three months ended June 30, 2009 was approximately $0.1 million compared to other loss, net of $0.1 million for the three months ended June 30, 2008. The most significant component of the Company’s other loss, net is primarily foreign currency translation losses due to a strong Euro relative to the US dollar.
     Income taxes. The Company has not recorded any income tax benefit attributable to its loss for the three months ended June 30, 2009 as a result of prior years’ losses which are available to off-set any profits to be realized in the current year. Income tax expense of $32,000 was recorded for the three months ended June 30, 2008.
Six months ended June 30, 2009 compared to six months ended June 30, 2008.
     Revenues. Revenues for the six months ended June 30, 2009 were approximately $13.0 million, compared to approximately $11.3 million for the six months ended June 30, 2008, an increase of approximately $1.7 million or 15.0%. Revenues from the defense and wireless markets increased approximately $1.8 million and $0.8 million respectively. Revenues from the automotive, university, EMC and satellite markets decreased approximately $0.5 million, $0.2 million, $0.1 million and $0.1 million, respectively. Geographically, revenues from Europe and Asia increased approximately $1.0 million and $0.8 million respectively while North America decreased approximately $0.1 million, from prior year levels. This increase in revenues recognized during the six months ended June 30, 2009 over prior year levels were a result primarily of higher beginning backlog and higher margin Asian business for the 2009 period.
     Cost of revenues. Cost of revenues for the six months ended June 30, 2009 were approximately $8.9 million compared to approximately $8.8 million for the six months ended June 30, 2008, an increase of approximately $0.1 million or 1.1%. Gross margins increased to 31.1% for the six months ended June 30, 2009 from 22.0% for the six months ended June 30, 2008. The higher gross margin percentage in 2009 is largely a result of the completion of the low margin Asian business in 2008 which included a charge to cost of revenues of approximately $0.3 million for costs in inventory that were incurred for a contract with a customer in the Far East that was cancelled due to the Israeli Ministry of Defense (IMOD) implementing a policy in 2004 suspending the export of all Israeli military and commercial use products to certain Far East countries.
     General and administrative expenses-Microwave Vision Group. . As a result of the implementation of the Services Agreement effective as of January 1, 2009, the Company has recorded general and administrative expense of approximately $0.4 million for the six month period ended June 30, 2009.
     General and administrative expenses-other. General and administrative expenses for the six months ended June 30, 2009 were approximately $1.2 million compared to approximately $1.5 million for the six months ended June 30, 2008, a decrease of approximately $0.3 million or 20.0%. As a percentage of revenues, general and administrative expenses decreased to 9.6% for the six months ended June 30, 2009 from 12.9% for the six months ended June 30, 2008. The decreased general and administrative expenses were largely a result of by the reversal of previously billed charges from Alchut, the former ultimate parent, reduced legal fees, reduced Board of Directors related expenses and the reduction of stock compensation expense.

     Sales and marketing-Microwave Vision Group. ” As a result of the implementation of the Services Agreement effective as of January 1, 2009, the Company has recorded approximately $0.2 million in sales and marketing expense for the six month period ended June 30, 2009.
     Sales and marketing expenses-other. Sales and marketing expenses for the six months ended June 30, 2009 were approximately $1.8 million, compared to approximately $1.8 million for the six months ended June 30, 2008. As a percentage of revenues, sales and marketing expenses decreased to 14.1% for the six months ended June 30, 2009, from 15.7% for the six months ended June 30, 2008.
     Research and development expenses. Research and development expenses for the six months ended June 30, 2009 were $0.7 million compared to $1.0 million for the six months ended June 30, 2008, a decrease of approximately $0.3 million or 30%. As a percentage of revenues, research and development expenses decreased to 5.5% for the six months ended June 30, 2009 from 8.8% for the six months ended June 30, 2008. The decreased research and development expenses are primarily due to reduced employee headcount, reduced use of consultants and the use of research and development personnel for non research and development projects.
     Loss on disposal of assets. The Company had a loss of $154,000 on the disposal of assets for the six months ended June 30, 2009. The Company had entered into an executive employment agreement with the Company’s current Chief Executive Officer (CEO) which provided that if he was unable to independently sell his home in Atlanta by October 10, 2008, the Company would provide a guaranteed home purchase agreement at fair market value. On December 17, 2008, the Company reimbursed the CEO for the equity he had accumulated on the home based upon the then fair market value. On June 23, 2009 the home was sold. However, the Company was unable to fully recover the equity amount paid which resulted in a loss on disposal of assets of approximately $101,000. In addition, the move of the Israeli operation to their new location resulted in a loss on disposal of assets of $53,000. There was no loss on disposal of assets for the six month period ended June 30, 2008.
     Compensation charge. A non-cash charge of $969,000 was recorded by the Company for the three month period ended June 30, 2008 related to a payment of such amount by Alchut to the Company’s former CEO, in consideration of the cancellation of certain stock options held by him and the waiver of his right to receive certain payments under his employment agreement with the Company, in each case in connection with the sale of 3.7 million shares of common stock of the Company by Alchut to Satimo, SA. the amount paid to the former CEO has been treated as a capital contribution in the Company’s balance sheet and compensation expense in the consolidated statement of operations.
     Other (loss)/income net, Other loss, net, for the six months ended June 30, 2009 was approximately $0.1 million compared to other loss, net, of $0.1 million for the six months ended June 30, 2008. The most significant component of the Company’s other loss, net is primarily the foreign currency translation losses due to a stronger Euro relative to the US dollar.

     Income taxes. The Company has not recorded any income tax benefit attributable to its loss for the six months ended June 30, 2009 as a result of prior years’ losses which are available to off-set any profits to be realized in the current year. Income tax expense of $32,000 was recorded for the six months ended June 30, 2008.
Liquidity and Capital Resources
     The Company has satisfied its working capital requirements through cash flows from operations, and through short term bank financing. Net cash generated by operating activities during the six months ended June 30, 2009 was approximately $2.2 million versus a net use of cash generated by operations of approximately $2.6 million during the six months ended June 30, 2008. The reduction of accounts receivable of approximately $2.5 million and the increase of billings in excess of costs and estimated earnings of $1.4 million were the most significant sources of cash for the six month period ended June 30, 2009.. The increase in cost and estimated earnings in excess of cash of $1.3 million was the most significant use of cash for the three month period ended June 30, 2009.
     Net cash used in investing activities during the six months ended June 30, 209 for the purchase of property and equipment was $0.6 million compared to $0.2 million during the six months ended June 30, 2008. This increase was primarily due to assets acquired by the Israeli operation at their new production facility.
     Cash generated by operations for the period ended June 30, 2009 was used to reduce the lines of credit in the amount of $1.3 million. On July 21, 2009, the Company renewed its domestic line of credit to December 31, 2009. The amount of the line was reduced to $0.75 million from $1.25 million based upon the cash requirements of the Company. In addition, the line of credit bears interest at 0.5% in excess of the bank’s prime rate with a minimum interest rate of 5%. The Company was not in compliance with a provision of its loan agreement which required a 30 consecutive day period with no outstanding loans during the period ended July 3, 2009. However, this provision was waived by the bank.
     The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the six months ended June 30, 2009, approximately 90% of the Company’s revenues were billed in U.S. dollars. Substantially all of the costs of the Company’s contracts, including costs subcontracted to the former ultimate Parent , have been, and are expected in the future to continue to be, U.S. dollar-denominated except for wages for employees of the Company’s Israeli and German subsidiaries, which are denominated in local currency.
Inflation and Seasonality
     The Company does not believe that inflation or seasonality has had a significant effect on the Company’s operations to date.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at June 30, 2009, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

Item 4.	Controls and Procedures
(a)	Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer previously concluded that as of June 30, 2009, these controls and procedures were effective.
(b)	Change in Internal Control. There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceed—Not applicable
Item 3. Defaults upon Senior Securities—Not applicable
Item 4. Submission of Matters to a Vote of Security Holders—Not applicable
Item 5. Other Information-
     On August 14, 2009, the Company entered into an Assistance and Provision of Services Agreement (the “Services Agreement”) with Microwave Vision Group, S.A. (“Microwave Vision”) and several subsidiaries of Microwave Vision, including Satimo Industries, S.A.S. (“Satimo”). Pursuant to the Services Agreement, Microwave Vision agreed to provide management, operational, sales and marketing, legal, technical and other services to the Company, Satimo, and Microwave Vision’s other direct and indirect Subsidaries (collectively, the “Subsidaries”). In consideration thereof, the Company, Satimo and each of the other Subsidiaries agreed to pay Microwave Vision a fee to be determined as of the start of each calendar year, commencing on January 1, 2009, based on the projected gross margins of each Subsidiary for that year. In addition, the Company agreed to pay Microwave Vision an additional fee of 1% of its gross sales in consideration of the right to use the name “Microwave Vision” in the Company’s sales and marketing activities. As a result of the application of the Services Agreement effective as of January 1, 2009, the Company has recorded approximately $0.6 million in additional expenses for the three and six month periods ended June 30, 2009 over the expenses reported for the same periods of 2008 due to the obligations owed by the Company to Microwave Vision under the Services Agreement for the period from January 1, 2009 through June 30, 2009. A copy of the Services Agreement is attached as exhibit 10.1 to this form 10-Q.
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

Orbit/FR, Inc.
Registrant
Date: August 19, 2009

/s/ Per Iversen
President and Chief Executive Officer
Date: August 19, 2009

/s/ Relland Winand
Chief Financial Officer