Form 10-Q
period 2009-09-30
ORBIT FR INC
filed 2009-11-16
CIK 1037115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     There were 6,084,473 shares of common stock, $.01 par value, outstanding as of November 16, 2009.

ORBIT/FR, Inc.

ORBIT/FR, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30,	December 31,
	2009	2008
	Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$1,272	$1,521
Accounts receivable, less allowance of $62 in 2009 and $45 in 2008, respectively	6,188	7,660
Inventory	2,572	2,353
Costs and estimated earnings in excess of billings on uncompleted contracts	2,544	1,445
Income tax refunds receivable	265	440
Deferred income taxes	1,071	1,011
Other	706	299

Total current assets	14,618	14,729

Property and equipment, net	2,060	1,319
Deferred income taxes	267	327
Cost in excess of net assets acquired	301	301

Total assets	$17,246	$16,676

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,111	$2,174
Accounts payable—Current and Former Parent	1,180	95
Accrued expenses	2,672	3,364
Short term bank financing	450	1,467
Customer advances	129	675
Billings in excess of costs and estimated earnings on uncompleted contracts	2,985	2,070
Deferred income taxes	124	124

Total liabilities, all current	10,651	9,969

Stockholders’ equity:
Preferred stock: $.01 par value:
Authorized shares—2,000,000
Issued and outstanding shares—none	—	—
Common stock: $.01 par value:
Authorized shares—10,000,000
Issued shares—6,084,473	61	61
Additional paid-in capital	16,459	16,383
Accumulated deficit	(9,682)	(9,494)
Treasury stock—82,900 shares	(243)	(243)

Total stockholders’ equity	6,595	6,707

Total liabilities and stockholders’ equity	$17,246	$16,676

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Contract revenues	$7,755	$5,973	$20,705	$17,314
Cost of revenues	4,983	4,035	13,902	12,878

Gross profit	2,772	1,938	6,803	4,436

Operating expenses:
General and administrative:
Microwave Vision Group	196	—	587	—
Other	865	625	2,103	2,092
Sales and marketing:
Microwave Vision Group	121	—	365	—
Other	791	868	2,615	2,646
Research and development	312	584	1,024	1,586
Loss on disposal of assets	—	—	154	—

Total operating expenses	2,285	2,077	6,848	6,324

Operating income (loss)	487	(139)	(45)	(1,888)
Compensation charge coincident to change in control	—	—	—	(969)
Other (loss), net	(21)	(91)	(143)	(209)

Income (loss) before income taxes	466	(230)	(188)	(3,066)
Income tax expense (benefit)	—	—	—	(66)

Net income (loss)	$466	$(230)	$(188)	$(3,000)

Basic income (loss) per share	$0.08	$(0.04)	$(0.03)	$(0.50)

Diluted income (loss) per share	$0.08	$(0.04)	$(0.03)	$(0.50)

Weighted average number basic common shares	6,001,573	6,001,573	6,001,573	6,001,573

Weighted average number diluted common shares	6,001,573	6,001,573	6,001,573	6,001,573

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(188)	$(3,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	284	269
Loss on disposal of fixed assets	53	—
Deferred income tax benefit	—	(75)
Non-cash compensation	—	969
Stock based compensation	76	111
Changes in operating assets and liabilities:
Accounts receivable	1,472	2,120
Inventory	(219)	39
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,099)	(2,126)
Income tax refunds receivable	175	(104)
Other current assets	(407)	(66)
Accounts payable and accrued expenses	245	(36)
Accounts payable—Current and Former Parent	1,085	(639)
Customer advances	(546)	(495)
Billings in excess of costs and estimated earnings on uncompleted contracts	915	117

Net cash provided by (used in) operating activities	1,846	(2,916)

Cash flows from investing activities:
Purchase of property and equipment	(1,078)	(192)
Proceeds from sale of property and equipment	—	71

Net cash used in investing activities	(1,078)	(121)

Cash flows from financing activities:
Proceeds from short term notes payable	800	1,758
Repayment of short term notes payable	(1,817)	—

Net cash (used in) provided by financing activities	(1,017)	1,758

Net (decrease) in cash and cash equivalents	(249)	(1,279)
Cash and cash equivalents at beginning of period	1,521	2,214

Cash and cash equivalents at end of period	$1,272	$935

Supplemental disclosures of cash flow information:
Cash (received) paid during the period for income taxes	$(168)	$342

Cash paid during the period for interest	$12	$37

See accompanying notes.

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009
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
2. Summary of Significant Accounting Policies
  Interim Financial Information
          The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods, which include consideration of subsequent events occurring through November 16, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The consolidated financial statements and footnotes should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company’s Form 10-K for the year ended December 31, 2008, filed on April 15, 2009 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2008.

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009
(Amounts in thousands, except share and per share data)
3. Inventory
     Inventory at September 30, 2009 consists of the following:

Parts and components	$2,145
Work — process	427

$2,572

4. Property and Equipment
     Property and equipment at September 30, 2009 consists of the following:

Lab and computer equipment	$2,695
Office equipment	359
Transportation equipment	45
Furniture and fixtures	10
Fixed assets in progress	286
Leasehold improvements	420

3,815
Less accumulated depreciation	1,755

Property and equipment, net	$2,060

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009
(Amounts in thousands, except share and per share data)
5. Accrued Expenses
     Accrued expenses at September 30, 2009 consist of the following:

Contract costs	$27
Compensation	1,364
Commissions	323
Royalties	58
Warranty	428
Customer advances and deferred revenue	107
Other accruals	365

$2,672

6. Long-Term Contracts
     Long-term contracts in process accounted for using the percentage-of-completion method are as follows at September 30, 2009:

Accumulated expenditures on uncompleted contracts	$38,880
Estimated earnings thereon	10,620

Total	49,500
Less: applicable progress billings	49,941

Total	$(441)

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted contracts in excess of billings	$2,544
Billings on uncompleted contracts in excess of costs and estimated earnings	(2,985)

Total	$(441)

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009
(Amounts in thousands, except share and per share data)
7. Loss on Disposal of Assets
               The Company had a loss of $154,000 on the disposal of assets recorded as an operating expense for the nine month period ended September 30, 2009. The Company had entered into an executive employment agreement with the Company’s current Chief Executive Officer (CEO) which provided that if he was unable to independently sell his home in Atlanta by October 10, 2008, the Company would provide a guaranteed home purchase agreement at fair market value. On December 17, 2008, the Company reimbursed the CEO for the equity he had accumulated on the home based upon the then fair market value. On June 23, 2009, the home was sold. However, the Company was unable to fully recover the equity amount paid which resulted in a loss on disposal of assets of approximately $101,000. In addition, the move of the Israeli operation to its new location resulted in a loss on disposal of assets of $53,000. There was no loss on disposal of assets for the three month period ended September 30, 2008.
8. Related Party Transactions
     Engineering and Alchut were parties to an agreement, pursuant to which Engineering purchased from Alchut electrical and mechanical production services. In addition, Alchut provided to Engineering other administrative services, including but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support. Engineering paid Alchut for these services at their cost plus 18%. Engineering has been leasing office space from Alchut on an annual basis, for a rental of $73 per year.
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
     On August 14, 2009, the Company entered into an Assistance and Provision of Services Agreement (the “Services Agreement”) with Microwave Vision Group, S.A. (“Microwave Vision”) and several subsidiaries of Microwave Vision, including Satimo Industries, S.A. (“Satimo”). Microwave Vision owns 3.7 million shares of common stock of the Company, which it acquired through a reorganization involving its wholly owned subsidiary, Satimo. Satimo originally acquired its shares of common stock of the Company from Orbit-Alchut Technologies, Ltd. on May 13, 2008. Pursuant to the Services Agreement, Microwave Vision agreed to provide management, operational, sales and marketing, legal, technical and other services to the Company, Satimo, and Microwave Vision’s other direct and indirect Subsidaries (collectively, the “Subsidaries”). In consideration thereof, the Company, Satimo and each of the other Subsidiaries agreed to

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009
(Amounts in thousands, except share and per share data)
8. Related Party Transactions (continued)
pay Microwave Vision a fee to be determined as of the start of each calendar year, and effective on January 1, 2009, based on the projected gross margins of each Subsidiary for that year. In addition, the Company agreed to pay Microwave Vision an additional fee of 1% of its gross sales in consideration of the right to use the name “Microwave Vision” in the Company’s sales and marketing activities. As a result of the application of the Services Agreement effective as of January 1, 2009, the Company has recorded approximately $0.2 million and $0.6 million in general and administrative expense and approximately $0.1 million and $0.4 million sales and marketing expense for the three and nine month periods ended September 30, 2009, respectively in the unaudited condensed consolidated statements of operations. The MVG fee will be subject to adjustment at December 31, 2009 based upon the actual gross margin of each Subsidiary at year-end.
9. Segment and Geographic Information
          The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations to other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three and nine months ended September 30, 2009 and 2008.

Three months ended September 30, 2009	North America	Europe	Asia	Total
Revenues from unaffiliated customers	$3,482	$2,588	$1,685	$7,755
Cost of revenues from unaffiliated customers	2,122	1,703	1,158	4,983

Gross profit from unaffiliated customers	$1,360	$885	$527	$2,772

Three months ended September 30, 2008	North America	Europe	Asia	Total
Revenues from unaffiliated customers	$2,699	$1,312	$1,962	$5,973
Cost of revenues from unaffiliated customers	1,676	952	1,407	4,035

Gross profit from unaffiliated customers	$1,023	$360	$555	$1,938

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009
(Amounts in thousands, except share and per share data)

Nine months ended September 30, 2009	North America	Europe	Asia	Total
Revenues from unaffiliated customers	$9,717	$5,983	$5,005	$20,705
Cost of revenues from unaffiliated customers	6,408	4,041	3,453	13,902

Gross profit from unaffiliated customers	$3,309	$1,942	$1,552	$6,803

Nine months ended September 30, 2008	North America	Europe	Asia	Total
Revenues from unaffiliated customers	$9,112	$3,676	$4,526	$17,314
Cost of revenues from unaffiliated customers	6,167	2,790	3,921	12,878

Gross profit from unaffiliated customers	$2,945	$886	$605	$4,436

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
Recent Events
          On August 14, 2009, the Company entered into an Assistance and Provision of Services Agreement (the “Services Agreement”) with Microwave Vision Group, S.A. (“Microwave Vision”) and several subsidiaries of Microwave Vision, including Satimo Industries, S.A. (“Satimo”). Pursuant to the Services Agreement, Microwave Vision agreed to provide management, operational, sales and marketing, legal, technical and other services to the Company, Satimo, and Microwave Vision’s other direct and indirect Subsidaries (collectively, the “Subsidaries”). In consideration thereof, the Company, Satimo and each of the other Subsidiaries agreed to pay Microwave Vision a fee to be determined as of the start of each calendar year, and effective on January 1, 2009, based on the projected gross margins of each Subsidiary for that year. In addition, the Company agreed to pay Microwave Vision an additional fee of 1% of its gross sales in consideration of the right to use the name “Microwave Vision” in the Company’s sales and marketing activities. As a result of the application of the Services Agreement effective as of January 1, 2009, the Company has recorded approximately $0.2 million and $0.6 million in general and administrative expense and approximately $0.1 million and $0.4 million sales and marketing expense for the three and nine month periods ended September 30, 2009, respectively in the unaudited condensed consolidated statements of operations. The MVG fee will be subject to adjustment at December 31, 2009 based upon the actual gross margin of each Subsidiary at year-end.
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
Results of Operations
          The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	35.8	32.4	32.9	25.6
General and administrative	11.2	10.4	10.1	12.2
Sales and marketing	10.2	14.5	12.6	15.3
Research and development	4.0	9.8	4.9	9.2
Microwave Vision Group corporate expenses	4.1	—	4.6	—
Loss on disposal of assets	—	—	0.7	—
Operating income (loss)	6.3	(2.3)	(0.2)	(10.9)
Compensation charge	—	—	—	(5.6)
Income (loss) before income taxes	6.0	(2.3)	(0.9)	(17.7)
Net income (loss)	6.0	(2.3)	(0.9)	(17.3)
Three months ended September 30, 2009 compared to three months ended September 30, 2008.
          Revenues. Revenues for the three months ended September 30, 2009 were approximately $7.8 million compared to approximately $6.0 million for the three months ended September 30, 2008, an increase of approximately $1.8 million or 30.0%. Revenues from the defense, university and satellite markets increased approximately $3.1 million, $0.1 million and $0.1 million respectively, while revenues from the wireless and EMC markets decreased $1.3 million and $0.2 million respectively. Revenues from the automotive market remained unchanged. Geographically, revenues from Europe and North America increased approximately $1.3 million and $0.8 million respectively while Asia revenues decreased approximately $0.3 million. The increase in revenues recognized during the three months ended September 30, 2009 over prior year levels reflects the higher beginning backlog at the beginning of 2009 versus the beginning of 2008.
          Cost of revenues. Cost of revenues for the three months ended September 30, 2009 were approximately $5.0 million compared to approximately $4.0 million for the three months ended September

30, 2008, an increase of approximately $1.0 million or 25.0%. Gross margins increased to 35.8% for the three months ended September 30, 2009 from 32.4% for the three months ended September 30, 2008. The higher margin percentage in 2009 reflects work being performed on higher margin contracts in the current backlog and the substantial completion of lower margin Asian contracts in 2008.
          General and administrative expenses-Microwave Vision Group. . As a result of the implementation of the Services Agreement effective as of January 1, 2009, the Company has recorded general and administrative expense of approximately $0.2 million for the three month period ended September 30, 2009. The Company anticipates that an expense of approximately $0.2 million will be incurred in the remaining quarter of 2009.
          General and administrative expenses-other. General and administrative expenses for the three months ended September 30, 2009 were $0.9 million compared to $0.6 million for the three months ended September 30, 2008. This increase primarily reflects higher general and administrative expenses of the Israeli subsidiary which has resulted from its move and separation from Alchut. As a percentage of revenues, general and administrative expenses increased to 11.2% for the three months ended September 30, 2009 from 10.4% for the three months ended September 30, 2008.
          Sales and marketing-Microwave Vision Group. . As a result of the implementation of the Services Agreement effective as of January 1, 2009, the Company has recorded approximately $0.1 million in sales and marketing expense for the three month period ended September 30, 2009. The Company anticipates that an expense of $0.1 million will be incurred in the remaining quarter of 2009.
          Sales and marketing expenses-other. Sales and marketing expenses for the three months ended September 30, 2009 were $0.8 million compared to $0.9 million for the three months ended September 30, 2008. This reduction reflects the reduced use of consultants and reduced travel. As a percentage of revenues, sales and marketing expenses decreased to 10.2% for the three months ended September 30, 2009, from 14.5% for the three months ended September 30, 2008.
          Research and development expenses. Research and development expenses for the three months ended September 30, 2009 were $0.3 million compared to $0.6 million for the three months ended September 30, 2008, a decrease of approximately $0.3 million or 50%. The decrease in research and development expense for the three month period ended September 30, 2009 is primarily due to reduced employee headcount, reduced use of consultants and the use of research and development personnel on other non research and development projects. As a percentage of revenues, research and development decreased to 4.0% for the three months ended September 30, 2009 from 9.8% for the three month period ended September 30, 2009.
          Other (loss)/income, net. Other loss, net, for the three months ended September 30, 2009 was approximately $0.02 million compared to other loss, net of $0.1 million for the three months ended September 30, 2008. The most significant components of the Company’s other loss, net is primarily foreign currency translation losses due to a strong Euro and Shekel relative to the US dollar.
          Income taxes. The Company has not recorded any income tax benefit attributable to its income for the three months ended September 30, 2009 and its loss for the three months ended September 30, 2008 as a result of prior years’ losses which are available to off-set any profits to be realized in the current year of which made realization of the benefit uncertain in the prior year.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008.
          Revenues. Revenues for the nine months ended September 30, 2009 were approximately $20.7 million, compared to approximately $17.3 million for the nine months ended September 30, 2008, an increase of approximately $3.4 million or 19.6%. Revenues from the defense market increased approximately $4.9 million. Revenues from the automotive, wireless, EMC and university markets decreased approximately $0.5 million, $0.5 million, $0.3 million and $0.2 million, respectively. Geographically, revenues from Europe, North America and Asia increased approximately $2.3 million, 0.6 and $0.5 million respectively, from prior year levels. This increase in revenues recognized during the nine months ended September 30, 2009 over prior year levels were a result primarily of higher beginning backlog in 2009.
          Cost of revenues. Cost of revenues for the nine months ended September 30, 2009 were approximately $13.9 million compared to approximately $12.9 million for the nine months ended September 30, 2008, an increase of approximately $1.0 million or 7.8%. Gross margins increased to 32.9% for the nine months ended September 30, 2009 from 25.6% for the nine months ended September 30, 2008. The higher gross margin percentage in 2009 is largely the result of work performed on higher margin business and the completion of the low margin Asian business in 2008 which included a charge to cost of revenues of approximately $0.3 million for costs in inventory that were incurred for a contract with a customer in the Far East that was cancelled due to the Israeli Ministry of Defense (IMOD) implementing a policy in 2004 suspending the export of all Israeli military and commercial use products to certain Far East countries.
          General and administrative expenses-Microwave Vision Group. As a result of the implementation of the Services Agreement effective as of January 1, 2009, the Company has recorded general and administrative expense of approximately $0.6 million for the nine month period ended September 30, 2009.
          General and administrative expenses-other. General and administrative expenses for the nine months ended September 30, 2009 and September 30, 2008 were approximately $2.1 million. As a percentage of revenues, general and administrative expenses decreased to 10.1% for the nine months ended September 30, 2009 from 12.2% for the nine months ended September 30, 2008. The increased general and administrative expenses due the separation of the Israeli subsidiary from Alchut were offset by the reversal of previously billed charges from Alchut, the former ultimate parent, reduced legal fees, reduced Board of Directors related expenses, travel and the reduction of stock compensation expense.
          Sales and marketing-Microwave Vision Group. As a result of the implementation of the Services Agreement effective as of January 1, 2009, the Company has recorded approximately $0.4 million in sales and marketing expense for the nine month period ended September 30, 2009.
          Sales and marketing expenses-other. Sales and marketing expenses for the nine months ended September 30, 2009 were approximately $2.6 million, compared to approximately $2.7 million for the nine months ended September 30, 2008. As a percentage of revenues, sales and marketing expenses decreased to 12.6% for the nine months ended September 30, 2009, from 15.3% for the nine months ended September 30, 2008.

          Research and development expenses. Research and development expenses for the nine months ended September 30, 2009 were $1.0 million compared to $1.6 million for the nine months ended September 30, 2008, a decrease of approximately $0.6 million or 37.5%. As a percentage of revenues, research and development expenses decreased to 4.8% for the nine months ended September 30, 2009 from 9.2% for the nine months ended September 30, 2008. The decreased research and development expenses are primarily due to reduced employee headcount, reduced use of consultants and the use of research and development personnel for non research and development projects.
          Loss on disposal of assets. The Company had a loss of $154,000 on the disposal of assets for the nine months ended September 30, 2009. The Company had entered into an executive employment agreement with the Company’s current Chief Executive Officer (CEO) which provided that if he was unable to independently sell his home in Atlanta by October 10, 2008, the Company would provide a guaranteed home purchase agreement at fair market value. On December 17, 2008, the Company reimbursed the CEO for the equity he had accumulated on the home based upon the then fair market value. On June 23, 2009 the home was sold. However, the Company was unable to fully recover the equity amount paid which resulted in a loss on disposal of assets of approximately $101,000. In addition, the move of the Israeli operation to its new location resulted in a loss on disposal of assets of $53,000. There was no loss on disposal of assets for the nine month period ended September 30, 2008.
          Compensation charge. A non-cash charge of $969,000 was recorded by the Company for the nine month period ended September 30, 2008 related to a payment of such amount by Alchut to the Company’s former CEO, in consideration of the cancellation of certain stock options held by him and the waiver of his right to receive certain payments under his employment agreement with the Company, in each case in connection with the sale of 3.7 million shares of common stock of the Company by Alchut to Satimo, SA. The amount paid to the former CEO has been treated as a capital contribution in the Company’s balance sheet and compensation expense in the 2008 consolidated statement of operations.
          Other (loss)/income net, Other loss, net, for the nine months ended September 30, 2009 was approximately $0.1 million compared to other loss, net, of $0.2 million for the nine months ended September 30, 2008. The most significant component of the Company’s other loss, net is primarily the foreign currency translation losses due to a stronger Euro relative to the US dollar.
          Income taxes. The Company has not recorded any income tax benefit attributable to its loss for the nine months ended September 30, 2009 as a result of prior years’ losses and the resultant uncertainty concerning the ability to utilize such losses in the future. Income tax benefit of $66,000 was recorded for the nine months ended September 30, 2008; such tax benefit was subsequently reversed in the Company’s 2008 year-end financial statements as a result of continuing losses for the year.
Liquidity and Capital Resources
          The Company has satisfied its working capital requirements through cash flows from operations, and through short term bank financing. Net cash generated by operating activities during the nine months ended September 30, 2009 was approximately $1.8 million versus a net use of cash generated by operations of $2.9 million during the nine months ended September 30, 2008. The reduction of accounts receivable of approximately $1.5 million, the increase in accounts payable current and former parent of $1.1 million and the increase of billings in excess of costs and estimated earnings of $0.9 million were the most significant sources of cash for the nine month period ended September 30, 2009.. The increase in cost and estimated earnings in excess of cash of $1.1 million was the most significant use of cash for the nine month period ended September 30, 2009.
          Net cash used in investing activities during the nine months ended September 30, 2009 for the purchase of property and equipment was $1.1 million compared to $0.2 million during the nine months ended September 30, 2008. This increase was primarily due to assets acquired by the Israeli operation for its new production facility.
          Cash generated by operations for the nine month period ended September 30, 2009 was used to reduce the lines of credit of $1.0 million. On July 21, 2009, the Company renewed its domestic line of credit to December 31, 2009. The amount of the line was reduced to $0.75 million from $1.25 million based upon the cash requirements of the Company. In addition, the line of credit bears interest at 0.5% in excess of the bank’s prime rate with a minimum interest rate of 5%. The Company was not in compliance with a provision of its loan agreement which required a 30 consecutive day period with no outstanding loans during the period ended July 3, 2009. However, the requirement for compliance with this provision was waived by the bank.
          The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the nine months ended September 30, 2009, approximately 87% of the Company’s revenues were billed in U.S. dollars. Substantially all of the costs of the Company’s contracts, including costs subcontracted to the former ultimate Parent , have been, and are expected in the future to continue to be, U.S. dollar-denominated except for wages for employees of the Company’s Israeli and German subsidiaries, which are denominated in local currency.
Inflation and Seasonality
          The Company does not believe that inflation or seasonality has had a significant effect on the Company’s operations to date.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at September 30, 2009, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer previously concluded that as of September 30, 2009, these controls and procedures were effective.

(b)	Change in Internal Control. There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Orbit/FR, Inc. Registrant
Date: November 16, 2009

/s/ Per Iversen
President and Chief Executive Officer

Date: November 16, 2009

/s/ Relland Winand
Chief Financial Officer