Form 10-K
period 2009-12-31
ORBIT FR INC
filed 2010-03-31
CIK 1037115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐.
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
(Do not check if a smaller reporting company)
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act) Yes ☐ No ☑
     As of June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $1,381,064 (based on the closing price of the Common Stock on June 30, 2009 of $0.60 per share). The information provided shall in no way be construed as an admission that any officer, director, or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission. As of March 30, 2010, 6,001,773 shares of Common Stock were outstanding.

ORBIT/FR, Inc.

PART I
Forward-Looking Statements
     This Annual Report on Form 10-K, and documents incorporated herein, contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including, but not limited to those set forth in Item 1A “Risk Factors” below and elsewhere in this Annual Report on Form 10-K. The following discussion should be read in conjunction with Item 1A “Risk Factors” below and the Consolidated Financial Statements and notes to the Consolidated Financial Statements beginning on page F-1. As used in this Annual Report on Form 10-K, unless the context otherwise requires, “we,” “us,” “our,” “Company,” or “ORBIT/FR” refers to ORBIT/FR, Inc. and its subsidiaries.
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
     The Company markets and sells its systems to customers in the United States and throughout the world. Within its targeted industries, the Company’s customers include aerospace/defense systems integrators and product manufacturers that incorporate microwave technology, such as Lockheed Martin, Raytheon, Northrop Grumman, BAE, L3 Communications, Alenia, Astrium, Lufthansa and Boeing; manufacturers of wireless systems and products, such as Motorola, Nokia, Ericsson, Samsung, Sony and Qualcomm; telecommunications service providers that rely on microwave technology, such as AT&T, NTT and British Telecom; and automobile and automotive subassembly manufacturers such as Daimler, Ford, BMW and Hyundai. The Company’s customers also include the United States government and several foreign governments.
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
     Technologies was incorporated in 1985 as a wholly-owned subsidiary of Alchut to provide sales and customer support for Alchut’s products in the United States, including positioning subsystems. In 1991, Technologies began to focus on the development and design of its own proprietary microwave test and measurement products and systems. In 1994, Technologies recognized the potential for providing customers with fully integrated microwave test and measurement solutions and began incorporating its software technology with hardware from third-party manufacturers.
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
     On June 17, 1997, contemporaneously with the completion of its initial public offering, the Company purchased all of the issued and outstanding shares of AEMI for approximately $1.2 million. One-half of the purchase price was payable in cash and the other half was payable by issuance of shares of the Company’s Common Stock at the initial offering price of $8.25 per share. AEMI manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems.
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
     Aerospace/Defense . The need within the aerospace/defense community for accurate and secure communications and tracking systems led to the emergence of microwave test and measurement companies in the 1960’s. Recent growth in Department of Homeland Security and Department of Defense budgets have provided additional opportunities for the Company.
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
     Wireless Communications . The wireless communications industry has grown in recent years as a result of the development of cost-effective digital technologies and the gradual global deregulation of the telecommunications industry. Wireless communications products include cellular/PCS handsets and base stations, pagers, wireless PDAs, and Bluetooth, Wi-Fi and Wi-Max products, and RFIDs (RF tags). The Company expects continued growth within the wireless communications industry in the future due to an increase in available spectrum, new generations of cellular systems, the adoption of efficient new digital technologies and the development of “smart” antennas.
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
     Satellite . Satellite-related markets have grown over the past several years, driven by the emergence of advanced communication technologies offering cost-effective global voice, video and data transmission, GPS, internet access and tracking capabilities. Satellites provide several advantages over terrestrial communications networks, including rapid installation and deployment, no incremental cost as distances increase and higher rates of data transmission.
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
     Automotive . The world’s major manufacturers of automobiles and automotive sub-assemblies, driven by competitive pressures, are designing new generations of “smart” cars and trucks. These vehicles incorporate the latest communications and safety devices including cellular, GPS-based, navigation and anti-theft systems, satellite radios (e.g. XM, Sirius), data transfer, digital TV and collision-avoidance systems. Each of these features requires a specialized, highly-accurate microwave transmission and reception system. To ensure the performance of these various systems and to assess how they are impacted by the electromagnetic properties of the car itself, automotive manufacturers must test the car and these devices as a unit using a microwave test and measurement system designed for automotive applications.
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
     Offering Comprehensive Turnkey Solutions to Customers . Within the microwave test and measurement market, new and existing customers increasingly desire to purchase comprehensive, turnkey test and measurement systems from a single provider. The Company addresses this desire by providing engineering and project management services, by offering an increasingly broad product line and by maintaining close relationships with outside component suppliers. Additionally, the Company may periodically acquire companies with complementary products and services that can be integrated with the Company’s existing or proposed products and systems, as it did with its acquisitions of Flam & Russell and AEMI. By acquiring suppliers of key components of microwave test and measurement systems that the Company does not already provide, the Company believes, but cannot assure, that it will be able to increase gross margins.
     Maintaining Technological Leadership . The Company believes that it has sophisticated and diversified technological capabilities and intends to strengthen its technologies by continuously designing and developing new software releases and hardware upgrades which offer greater performance and higher precision.
     Focusing on Standard Products and Proprietary Off-the Shelf Products . Given the diversified needs of the Company’s customers, no two microwave test and measurement systems are identical. However, the Company seeks to keep the costs of customization to a minimum by designing and delivering specific types of systems that maximize the use of the Company’s proprietary off-the-shelf products. This approach enables the Company to optimize its margins while offering its customers tailor-made solutions built around proven high-quality and reliable products.
     Continued focus on Expanding U.S. Aerospace/Defense Market. As a result of its reputation and diverse product line, the Company maintains relationships with the U.S. government and several of the leading defense contractors. With expected increases in Department of Homeland Security and Department of Defense budgets, the Company expects to expand this relationship.
     Pursuing Growth in International Markets. Approximately 48% and 47% of the Company’s revenues during 2009 and 2008, respectively, were derived from international customers (i.e. customers outside of North America). The Company believes that in addition to domestic growth as a result of increases in Department of Defense and Homeland Security budgets, the international microwave test and measurement marketplace will also grow over the next several years, due in large part to worldwide economic development, governmental policies aimed at improving the communications infrastructure in developing countries and the increasing globalization of commerce. The Company has devoted and intends to continue to devote significant efforts to increasing its share of the international market for microwave test and measurement systems by strengthening and expanding its sales network through the establishment of foreign sales and customer service centers and the appointment of additional international sales representatives. In addition, the Company believes it has a competitive advantage due to the duty-free status of its products manufactured in Israel and sold into the European Union.
     Leveraging Technological Expertise to Expand into Complimentary Markets . The Company intends to leverage its technological expertise in microwave test and measurement systems to expand into complementary markets that the Company believes offer high growth potential and where the Company’s technology provides competitive advantages.
     Microwave Products . The Company believes that opportunities exist to apply the Company’s core technologies to the design, manufacture and marketing of products that incorporate microwave technology. The Company intends to continue marketing its radial power combiners, amplifiers, antennas and mixers, and plans to develop and sell additional microwave-based products in the future. The Company believes its large customer base will give it a competitive advantage in marketing these products.
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
     Microwave Test and Measurement Systems . The Company designs, manufactures and markets automated microwave test and measurement systems. In addition to providing most of these systems’ component parts, the Company also integrates the systems and trains its customers in use of the systems. Although most customers purchase fully integrated turnkey microwave test and measurement systems, the Company also sells its hardware and software products individually as replacement parts or components of custom-designed systems. The Company offers seven types of microwave test and measurement systems. The first, antenna measurement systems, are generic systems that can be adapted for many uses, and the other types are designed and sold in response to well-defined microwave test and measurement needs within specific industries. Prices for a typical ORBIT/FR system ranges from $50,000 to $1,000,000, but large systems have been sold for over $3 million.
     Antenna Measurement Systems . All products and systems that receive or transmit microwave signals rely on antennas. Accordingly, items such as microwave radios, GPS receivers, cellular handsets and base-stations, field service/delivery equipment, satellite earth stations and radios, precision guided missiles, radar and commercial and military aircraft need to have their antennas tested to ensure satisfactory performance characteristics. The Company’s antenna measurement systems offer both manufacturers and service providers user-friendly and cost-effective solutions for their antenna measurement needs. The systems test for signal quality, direction, strength and interference and can be adapted to perform testing in each of the stages of a product’s life: development; qualification; production; and maintenance. Although antenna measurement systems differ significantly from one application to another, all of the Company’s systems incorporate a personal computer running specialized proprietary software, a microwave receiver, a positioning subsystem and at least one additional antenna or probe. The systems can be designed for use in a wide variety of different test environments, ranging from a small anechoic chamber to an outdoor range covering several acres. The Company offers three types of antenna measurement methods:

Far-field :	Traditional method generally used outdoors
Near-field:	Cost-effective indoor method using mathematical conversion tools
Compact Range :	High-end indoor method using a microwave reflector
     The Company also has developed advanced systems that combine these measurement methods, such as far-field and near-field, in a single chamber.
          Cellular/PCS Base Station Systems . The Company develops and sells test and measurement systems used to assess the microwave performance characteristics of cellular/PCS base stations and “smart” antennas. These systems enable cellular/PCS base station antenna manufacturers to design and build efficient and reliable products, and allow wireless communications service providers to monitor more efficiently the performance of their base stations. The existing system design is based on the Company’s cylindrical near-field technology and is designed for indoor use.
     Satellite Systems . The Company develops and sells microwave test and measurement systems for satellite communication and broadcast systems which test the satellite performance of the satellite’s antennas. These systems also test the transmit and receive characteristics of the active array antennas used on most modern satellites and can have the ability to identify and diagnose malfunctions within these complex antennas. The Company’s satellite test systems utilize either near-field or compact range technology. Both technologies are equally effective from a test and measurement viewpoint, but each offers certain benefits. A near-field system offers diagnostic capabilities and is generally less expensive than a comparably equipped compact range system, but a compact range system is faster and easier to use.
     Automotive Systems . ORBIT/FR believes it is a leader in the design and delivery of high-performance test and measurement systems for automobile manufacturers and manufacturers of automotive sub-assemblies. The Company’s systems incorporate both near-field and far-field technologies and are thus capable of microwave sampling over a wide range of frequencies. A typical system includes a large mechanical arm that sweeps over a large turntable. The car being tested rests on the turntable, and both the turntable and the mechanical arm are set in motion based upon instructions received from the Company’s measurement software. The systems’ broad capabilities are essential given a growing trend by automobile manufacturers to integrate advanced microwave technologies such as cellular/PCS, GPS-based navigation system, satellite radios, digital TV and collision-avoidance systems into their advanced next generation cars.
     RCS Systems . The Company’s Radar Cross Section measurement systems transmit microwave signals towards a passive target and then measure the energy reflected back towards the transmit source. In an RCS system, the passive target is typically a model or full scale aircraft or missile that is mounted on a special “low-RCS” testing pylon capable of rotating the target. Data collected at various rotation angles and frequencies can be processed to form an electromagnetic “image” of the target. This type of information enables the design engineer to assess more accurately the detailed radar signature of the target. The Company believes that it is a market leader in this field.
     Radome Systems . A radome is a dome-shaped casing that is placed on the leading edge of a commercial aircraft, military aircraft or missile to protect the radar and direction-finding equipment. A radome is typically manufactured using fiberglass or other materials that are designed to be “transparent” to microwave signals. Testing is performed periodically to ensure that microwave signals are not degraded or deflected as they pass through the radome. The Company’s systems are designed to measure radome performance by analyzing the path of microwave signals as they pass through the radome and then comparing it to the propagation path when the radome is not present. Radome systems use far-field measurement methods but rely on high positioning accuracy normally required by near-field systems.
     Custom Systems . From time to time, the Company designs and manufactures custom microwave test and measurement systems for a wide variety of uses and applications worldwide. The Company’s broad microwave and antenna expertise has enabled it to obtain these contracts, and the Company intends to bid for similar jobs in the future if the expertise gained in designing such systems is deemed to be of strategic value to the Company.
     Multi-probe Measurement Systems. Through Microwave Vision, the Company has access to a new multi-probe measurement technology. This technology allows for a substantial increase in measurement speed. We believe that the combination of this technology with the Company’s systems, provides the Company with a competitive advantage.
     Microwave Test and Measurement Software Products . Through its 959Spectrum and MiDAS software packages, ORBIT/FR offers automatic measurement software for microwave test and measurement systems. The Company’s software products are Windows-based programs that provide the customer with a consistent user-friendly interface with the test and measurement system. The software products have a robust and modular structure that enables the Company to easily add features for current and future customers. The software uses far-field and/or near-field algorithms to generate accurate results, and the computational methodologies used have gained acceptance throughout the microwave test and measurement community. The software supports the Company’s own measurement equipment as well as equipment manufactured by third parties. The Company’s software products are designed to be “off-the-shelf,” but are versatile and can be customized by the Company’s or the customer’s technical personnel to suit specific needs.
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
     Positioner Subsystems . The positioner subsystem is the collection of equipment that holds the device under test and causes it to be moved according to the needs of the test. A typical positioner subsystem may include the following components:
     Positioners . A positioner is the item upon which the device under test is placed while it is being tested. The Company’s positioners are rugged, yet highly precise, devices that adjust themselves in accordance with the positioning instructions received from the measurement software. Special circuitry and mechanical design features built into the positioner enable the data acquired from the antenna under test to travel efficiently through the positioner to the computer to be analyzed. The Company’s simple positioners rotate around a single axis, while the Company’s more elaborate positioners incorporate up to three axes. An automated microwave test and measurement system requires one or more positioners. The Company offers over 200 different positioner models and believes that its positioners are among the most accurate.
     Positioner Controllers and Power Control Units . The Company manufactures positioner controllers and power control units (PCUs) as well as models that combine these two products into one component. Working together, the positioner controller and the PCU act as the “translators” between the measurement software and the positioner. The positioner controller receives digital instructions from the microwave software and translates them into analog signals understood by the PCU. These analog signals are then amplified by the PCU to provide precisely calibrated DC power to the positioner’s electric motors, which then operate at a user-defined speed to move the antenna or device under test through the desired positions. The Company offers four positioner controller models, two PCU models and four models that combine both positioner controller and PCU.
     Planar Scanners . A planar scanner is a rectangular device that enables a probe antenna to be moved along an x- and y-axis so that its position at any time is known and can be exactly replicated. Planar scanners are mounted to enable the probe to be moved throughout the height and width dimensions of the scanner. Scanners enable test engineers to accurately and reliably analyze many aspects of the microwave signals radiating from the antenna or device under test. The Company offers 24 standard scanners ranging in size from 3 feet by 3 feet to over 100 feet by 100 feet.
     Pylons and Model Towers . Pylons and model towers are used in many microwave test and measurement applications and range in size from very large to very small. Large pylons can carry substantial loads in indoor or outdoor environments, and certain models can even support a full-sized aircraft. Pylons designed to minimize measurement interference are almost always used in RCS systems.
     Other Microwave Products . The Company has developed several microwave products used in the larger microwave industry.
     Radial Power Combiners . The Company’s radial power combiners offer a highly efficient electromagnetic mechanism to combine several identical low-energy signals together to make a single high-energy signal. Radial power combiners have many uses, but their most common application is in high-power microwave transmitters.

     Antennas, Probes and Other Microwave Accessories . The Company designs and manufactures antennas, probes and other microwave accessories. These products are used in the Company’s microwave test and measurement systems, and they are also sold to customers as stand-alone items.
Sales and Marketing
     The Company markets and sells its products in the United States through direct regional sales managers including Microwave Vision’s world-wide direct sales force and through independent sales representatives that target specific geographic and strategic markets. Internationally, the Company has established sales and customer service centers in Israel and Germany and has a network of distributors, agents and representatives for sales, marketing and customer support throughout Europe and Asia.
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
     The Company generates sales leads for new customers through referrals from existing customers and other industry suppliers, its reputation in the industry, its on-line catalog (found at www.orbitfr.com ), in coordination with Microwave Vision advertising in trade publications, in conferences and trade shows, and on the World Wide Web.
Customer Support
     The Company is committed to providing customer satisfaction through the service and support of its products. Through its Customer Service Response Center, the Company handles warranty support, field service, technical support, training, service contracts, spare parts and user documentation issues. Through a trained customer service representative and direct phone support, the Company believes it is positioned to provide rapid solutions upon request. ORBIT/FR’s customer service capabilities are achieved by providing comprehensive training through offices located in the U.S., Europe and Israel.
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
     The Company’s customers are located in the Americas (the United States, Canada, Brazil and Argentina), Europe (the United Kingdom, France, Germany, Israel, Italy, Holland, Spain, Austria, Denmark, Belgium, Poland, Russia, Finland, Norway, Sweden, Switzerland, Turkey and Portugal) and throughout the rest of the world (Japan, Korea, Thailand, Taiwan, Singapore, Indonesia, Australia, China, and South Africa). See Note 8 of the Notes to Consolidated Financial Statements for a discussion of the geographic concentration of the Company’s revenues. No single customer accounted for more than 10% of the Company’s consolidated revenues.
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
     Although the Company produces many of the component parts for its microwave test and measurement systems, it purchases certain components from outside vendors for turnkey microwave test and measurement systems, including personal computers, shielded enclosures and microwave absorbers.
Backlog
     At December 31, 2009 and 2008, the Company’s backlog was approximately $25.2 million and $18.4 million, respectively. The Company includes in backlog only those orders for which it has received and accepted a completed purchase order. Such orders are generally subject to cancellation by the customer with payment of a specified charge. The delivery lead time on the Company’s products and systems is generally three to six months, but can be as short as a few days and as long as 18 months or more. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential shipment delays, the Company’s backlog as of any particular date may not be representative of actual sales for any succeeding period.

Research and Development
     The Company believes that its future success depends on its ability to adapt to rapidly changing technological circumstances within the industries it serves and to continue to meet the needs of its customers. Accordingly, the timely development and introduction of new products is essential to maintain the Company’s competitive position. Using its internal research and development staff, augmented by external consultants, the Company develops most of its products in-house. On occasion, the Company’s research and development efforts have been conducted in direct response to the specific requirements of customers’ orders, and, accordingly, such amounts are included in cost of revenues when incurred and the related funding is included in net revenues at such time. Included in cost of revenues are customer-funded research and development costs of approximately $147,000 and $33,000 for the years ended December 31, 2009 and 2008, respectively.
     Other research and development expenses of the Company for fiscal years ended December 31, 2009 and 2008 were approximately $1,308,000 and $2,080,000, respectively.
Competition
     The Company believes that its current systems and products compete effectively with the systems and products offered by its competitors on the basis of product functionality, speed and accuracy, reliability, price, ease of use and technical support. The market for automated microwave test and measurement products, systems and services, however, is highly competitive and is characterized by continuing advances in products and technologies. Some of the Company’s competitors have established relationships with current and potential customers of the Company. The Company also competes, on a limited basis, with the internal development groups of its existing and potential customers, many of whom design and develop parts of their own microwave test and measurement systems. The Company’s business, operating results and financial condition could be materially adversely affected by such competition. The Company’s primary competitors in the microwave test and measurement market are MI Technology, Nearfield Systems, Inc., EMC Test Systems, March Microwave.
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
Employees
     As of December 31, 2009, the Company had a total of 127 employees. The Company considers its relations with its employees to be good.
ITEM 1A. RISK FACTORS
     Rapid Technological Change . The microwave test and measurement industry is characterized by rapid technological change. The Company’s future success will depend upon its ability to continually enhance its current products and to develop and introduce new products that keep pace with the increasingly sophisticated needs of its customers and the technological advancements of its competitors. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that will adequately meet the requirements of the marketplace.

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
     Dependence on Alchut; Operations in Israel. The Company previously maintained a number of relationships with Alchut, the former majority stockholder of the Company. On May 13, 2008, Orbit-Alchut Technologies, Ltd., (“Alchut”) sold all of its 3.7 million shares of common stock of the Company to Satimo, SA. As part of that transaction, Alchut had agreed to continue to provide the services for a period of one year after the closing of the transaction. The Company’s subsidiary in Israel has moved its operations to a new location and all the general and administrative services previously provided by Alchut were in place at the expiry of the one year service agreement on May 13, 2009. The Company maintains part of its engineering operations, in Israel. As a result, the Company may be directly influenced by the political, economic and military conditions affecting Israel.
     As a result of the change in ownership of the Company, utilization of the Company’s domestic net operating loss carryforwards is limited pursuant to Section 382 of the Internal Revenue Code. Such limitation may have an effect on future results of operations.
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
     Risks Associated with Entering New Markets . The Company has identified and is evaluating whether to enter into certain complementary markets. The Company’s success in these markets will depend on, among other factors, the Company’s ability to identify markets and develop technologies for such markets on a timely basis, hire and retain skilled management, financial, marketing and engineering personnel, successfully manage growth and obtain capital sufficient to finance such expansion. There can be no assurance that the Company will successfully enter these markets.
     Management of Growth . The Company believes that growth will be required to maintain the Company’s competitive position. Future growth, coupled with the rapid evolution of the Company’s markets, has placed, and is likely to continue to place, significant strains on its management, administrative, operating and financial resources, as well as increased demands on its internal systems, procedures and controls. The Company’s ability to manage future growth will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis, to implement new systems as necessary and to expand, train, motivate and manage its sales and technical personnel. There can be no assurance that the Company will be able to manage its growth successfully. Failure to do so could have a material adverse effect on the Company’s business, operating results and financial condition.
     Risks Associated with International Sales . In 2009 and 2008, international sales (sales to customers outside of North America) comprised approximately 48% and 47%, respectively, of the Company’s total sales, and the Company expects its international business to continue to account for a material part of its revenues. International sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade and export policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. Approximately 86% of the Company’s sales in 2009 were denominated in U.S. dollars. Accordingly, the Company believes that it does not have significant exposure to fluctuations in currency. However, fluctuations in currency could adversely affect the Company’s foreign customers.
     Potential Fluctuations in Quarterly Results . The Company’s operating results have varied from quarter to quarter in the past and may vary significantly in the future depending on factors such as the size and timing of significant contracts, the mix of third party products and the Company’s proprietary products included in a particular contract, customers’ budgetary constraints, increased competition, the timing of new product announcements and changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced versions of the Company’s products, changes in operating expenses and changes in general economic factors and export license delays and denials. The Company’s expense levels are based, in part, on its expectations as to future revenue levels. If the Company’s revenue levels were to be below expectations, the Company’s operating results would likely be materially adversely affected.
     Dependence on Qualified Technical Personnel . The Company’s operating results depend in large part upon the efforts of its microwave, software and systems engineers. The success of the Company’s business therefore depends on its ability to attract and retain engineers and other technical personnel. There are a limited number of microwave engineers, and such individuals are sought both by microwave test and measurement companies such as the Company and by manufacturers of wireless products and telecommunications service providers. Competition for such personnel is intense. The Company has at times experienced difficulty in recruiting and retaining technical personnel, and there can be no assurance that the Company will not experience difficulties in the future in attracting and in retaining technical personnel.
     Dependence on Key Personnel . The success of the Company depends to a significant degree upon the contribution of its executive officers and other key personnel. There can be no assurance that the Company will be able to retain its managerial and other key personnel or to attract additional managerial and other key personnel if required.
     Product Liability; Risk of Product Defects . The sale of products and systems by the Company may entail the risk of product liability and related claims. A product liability claim brought against the Company could have a material adverse effect upon the Company’s business, operating results and financial condition. Complex software and system products, such as those offered by the Company, may contain defects or failures when introduced or when new versions are released. There can be no assurance that, despite testing by the Company, errors will not be found in new products after commencement of commercial shipments, resulting in loss of market share or failure to achieve market acceptance. The Company maintains product liability insurance in the amount of $2.0 million and errors and omissions insurance in the amount of $7.0 million, although there can be no assurance that such coverage will be applicable to a particular claim or that the amounts of such insurance will be adequate if the Company experiences a significant claim. Although the Company has not experienced any significant claims to date related to its systems or products, the occurrence of such a claim could have a material adverse effect upon the Company’s business, operating results and financial condition.
     Competition . The market for automated microwave test and measurement products, systems and services is highly competitive and is characterized by continuing advances in products and technologies.

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
     No Dividends . The Company has never paid cash dividends on its Common Stock and does not anticipate that any cash dividends will be declared or paid in the foreseeable future.
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
     The Company occupies approximately 18,000 square feet of space at its headquarters in Horsham, Pennsylvania under a lease expiring in October 2015. The current annual base rent is approximately $151,000. The Company also maintains sales, engineering, technical support and program management facilities in Israel and Germany, and at its manufacturing facilities in Santee, California. The Company’s current aggregate annual rental expenses for these additional facilities are approximately $371,000.

ITEM 3.	LEGAL PROCEEDINGS
     The Company is not currently subject to any additional material legal proceedings and is not aware of any other threatened litigation unasserted claims or assessments that could have a material adverse effect on the Company’s business, operating results, or financial condition.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITES
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

	Year ended December 31,
	2009		2008
	High	Low	High	Low
First Quarter	$1.01	$0.51	$2.72	$1.85

Second Quarter	$1.50	$0.38	$2.55	$1.62

Third Quarter	$1.24	$0.57	$1.95	$1.35

Fourth Quarter	$1.19	$0.61	$1.83	$0.35
     On March 5, 2010, there were 32 holders of record of the Company’s Common Stock. Based on information received by the Company from its stock transfer agent, the Company believes that there are approximately 705 beneficial owners of its Common Stock.
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

EQUITY COMPENSATION PLAN INFORMATION
     The following table sets forth information, as of the end of the fiscal year ended December 31, 2009, with respect to compensation plans under which the Company is authorized to issue shares of Common Stock.

Number of Shares
Remaining
Available for Future
Issuance
	Number of Shares to		under Equity
	be Issued Upon		Compensation
	Exercise of	Weighted-Average	Plans (excluding
	Outstanding	Exercise Price of	securities
	Options,	Outstanding Options,	reflected in 1st
Plan Category	Warrants and Rights	Warrants and Rights	column)
Equity compensation plan(s) approved by security holders (1)	323,550	$2.55	876,450

Equity compensation plan(s) not approved by security holders	—	—	—

Total	323,550	$2.55	876,450

(1)	This plan consists of the Orbit/FR, Inc. 1997 Stock Option Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data:	Year Ended December 31,
(amounts in thousands, except per share data)	2009	2008	2007	2006	2005
Contract revenues	$31,246	$23,118	$29,292	$29,441	$22,905
Cost of revenues	20,483	17,103	20,044	20,750	15,540

Gross profit	10,763	6,015	9,248	8,691	7,365

General and administrative	3,005	2,768	3,119	2,996	2,427
Sales, marketing, general and administrative-MVG	1,539
Sales and marketing	3,565	3,655	3,569	3,248	3,325
Research and development	1,308	2,080	1,607	1,443	1,188
Loss on disposal of assets	167	—	—	—	—

Total operating expenses	9,584	8,503	8,295	7,687	6,940

Operating income (loss), net	1,179	(2,488)	953	1,004	425
Impairment of cost in excess of net assets acquired	—	—	(80)	—	—
Compensation charge coincident to change in control	—	(969)	—	—	—
Other income (loss), net	(217)	(5)	223	96	(51)

Income (loss) before income tax (benefit) expense	962	(3,462)	1,096	1,100	374
Income tax (benefit) expense	(508)	12	4	(61)	(244)

Net income (loss)	$1,470	$(3,474)	$1,092	$1,161	$618

Basic and diluted income (loss) per share	$0.24	$(0.58)	$0.18	$0.19	$0.10

Consolidated Balance Sheet Data:	December 31,
(amounts in thousands)	2009	2008	2007	2006	2005
Working capital	$4,973	$4,760	$6,444	$5,866	$4,598
Total assets	$20,113	$16,552	$17,370	$17,527	$14,531
Stockholders’ equity	$8,254	$6,707	$9,073	$7,879	$6,718

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
          Revenue Recognition . The Company recognizes revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which measures the percentage of costs incurred to date to the estimated total costs for each contract when such costs can be reasonably estimated. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.
          Bad Debts . The Company maintains an allowance for estimated losses resulting from the non-payment of accounts receivable. If the estimate is not sufficient to cover actual losses, the Company is required to take additional charges to its earnings.
          Deferred Income Taxes. The Company has recorded a deferred tax valuation allowance due to uncertainty with regard to the Company’s ability to generate sufficient taxable income in the future to realize a portion of its net deferred tax assets. Due to the Company’s net income in 2009 the Company has reduced its deferred tax valuation allowance.
          Recent Events. During 2004, the Israeli Ministry of Defense (IMOD) implemented a policy temporarily suspending the export of all Israeli military and commercial use products to certain countries in the Far East, which has affected our Israeli subsidiary’s ability to deliver products manufactured for a $1.2 million contract. Although it has received approximately $588,000 of advance payments on that contract, all related activity had been reserved for in the Company’s financial statements. The Company has repaid to the customer the amount of advance payments received. All costs remaining in inventory were charged to cost of revenues in the first quarter of 2008. The Company, in the fourth quarter of 2008, received a $500,000 payment from the IMOD as settlement for costs incurred at the time of the export suspension. That payment, net of the costs originally included in cost of revenues, is included in other income in the 2008 Consolidated Statements of Operations.
     On May 13, 2008, Orbit-Alchut Technologies, Ltd., (“Alchut”) sold all of its 3.7 million shares of common stock of the Company to Satimo. On June 30, 2009, Microwave Vision SA, (“Microwave Vision”), acquired the 3.7 million common shares of the Company through a reorganization involving its wholly owned subsidiary, Satimo. As part of that transaction, Alchut had agreed to continue to provide services under their service agreement with the subsidiary in Israel for a period of one year after the closing of the transaction. The subsidiary in Israel has moved its operations to the new location in 2009 and now has in place all the general and administrative services previously provided by Alchut.
     On August 14, 2009, the Company entered into an Assistance and Provision of Services Agreement (the “Services Agreement”) with Microwave Vision and several subsidiaries of Microwave Vision, including Satimo. Pursuant to the Services Agreement, Microwave Vision agreed to provide management, operational, sales and marketing, legal, technical and other services to the Company, Satimo, and Microwave Vision’s other direct and indirect subsidiaries (collectively, the “Subsidiaries”). In consideration thereof, the Company, Satimo and each of the other Subsidiaries agreed to pay Microwave Vision a fee to be determined as of the start of each calendar year, commencing on January 1, 2009, based on the projected gross margins of each Subsidiary for that year. In addition, the Company agreed to pay Microwave Vision an additional fee of 1% of its gross sales in consideration of the right to use the name “Microwave Vision” in the Company’s sales and marketing activities. As a result of the application of the Services Agreement effective as of January 1, 2009, the Company has recorded approximately $1.54 million in additional expenses for the year ended December 31, 2009 over the expenses reported for the same period of 2008 due to the obligations owed by the Company to Microwave Vision under the Services Agreement. As provided by the agreement, at the end of the year an adjustment will be calculated based upon the realized gross margins and the expenses incurred by the Subsidiaries. Due to the gross margin results of the Company relative to the other Subsidiaries, the amount of expense charged for the quarter ended December 31, 2009 was approximately $588,000, or $271,000 greater than the quarterly charges accrued by the Company based upon budget.

Results of Operations
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
          Revenues. Revenues for the year ended December 31, 2009 were approximately $31.2 million as compared to approximately $23.1 million for the year ended December 31, 2008 an increase of approximately $8.1 million. The increase was due to increased revenues from the defense market of approximately $10.0 million. This increase in revenues was partially offset by decreased revenues in the automotive, EMC, satellite, university and wire markets of approximately $0.5 million, $0.4 million, $0.1 million, $0.1 million and $0.8 million, respectively. Geographically, revenues from North America, Europe and Asia increased approximately $4.0 million, $3.6 million and $0.5 million, respectively. The increases in revenues reflect work performed on the increased contract backlog at the beginning of the year 2009 versus the year 2008.
          Cost of revenues. Cost of revenues for the year ended December 31, 2009 were approximately $20.5 million compared to approximately $17.1 million for the year ended December 31, 2008, an increase of approximately $3.4 million reflecting both increased business and increased gross margins. Gross margin percentage for the year ended December 31, 2009 increased to 34.4% from 26.0% for the year ended December 31, 2008. This increase primarily reflects the completion in 2008 of low margin Asian business. In addition, the gross margin percentage of the Company’s Europe business increased to 34.7% from 22.2% reflecting primarily the completion of a low margin European contract in 2008.
          General and administrative expense-others. General and administrative expenses for the year ended December 31, 2009 were approximately $3.0 million, compared to approximately $2.8 million for the year ended December 31, 2008. As a percentage of revenues, general and administrative expenses for the year ended December 31, 2009 decreased to 9.6% from 12.0% for the year ended December 31, 2008. This increase of general and administrative expenses is primarily due to the putting in place the general and administrative functions for the Israeli subsidiary and increased compensation due to approved management bonuses.
          Sales, marketing, general and administrative expenses-Microwave Vision Group. As a result of the implementation of the Services Agreement effective as of January 1, 2009, the Company has recorded approximately $1.5 million in sales, marketing, general and administrative expenses for the year ended December 31, 2009. This agreement was not in effect in 2008.
          Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2009 were approximately $3.6 million compared to approximately $3.7 million for the year ended December 31, 2008, a decrease of approximately $100,000. This decrease reflects the reduced use of consultants and marketing shows expenses.
          Research and development expenses. Research and development expenses for the year ended December 31, 2009 were approximately $1.3 million compared to approximately $2.1 million for the year ended December 31, 2008, a decrease of approximately $800,000. The decreased 2009 costs are primarily the result of the use of research and development personnel to meet contract delivery schedules. In addition, the Company reduced the use of contractors for research and development activity.
          Loss on Disposal of Assets. The Company had a loss of $167,000 on the disposal of assets for the year ended December 31, 2009. The Company had entered into an executive employment agreement with the Company’s current Chief Executive Officer (CEO) which provided that if he was unable to independently sell his home in Atlanta, Georgia by October 10, 2008, the Company would provide a guaranteed home purchase agreement at fair market value. On December 17, 2008, the Company reimbursed the CEO for the equity he had accumulated on the home based upon the then fair market value. On June 23, 2009, the home was sold. However, the Company was unable to fully recover the equity amount paid which resulted in a loss on disposal of assets of approximately $101,000. In addition, the move of the Israeli operation to its new location resulted in a loss on disposal of assets of $66,000. There was no loss on disposal of assets for the year ended December 31, 2008.
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
          Other (loss),net. Other (loss), net, for the year ended December 31, 2009 was approximately $217,000 as compared to $5,000 for the year ended December 31, 2008, an increase of approximately $212,000. This increase is primarily due to increased foreign exchange losses due to the strength of the Euro and Shekel to the dollar and increased expenses for bank guarantees.

          Income taxes. Income tax benefit for the year ended December 31, 2009 was approximately $508,000 compared to an income tax expense of $12,000 for the year ended December 31, 2008. The Company records income tax expense on profitable operations and generally records income tax benefits on losses where applicable except where it is not considered more likely than not that the future benefit of such losses will be realized for income tax purposes in which case a valuation allowance is recorded equal to such tax benefit. As a result of its profitability in 2009 and its estimate of the ability to generate sufficient future taxable income in the U.S., Israel and Germany to realize the benefit of a portion of its previously unrecognized deferred tax assets, the Company decreased its valuation allowance by approximately $1.1 million at December 31, 2009. However, the benefit of the decrease of the valuation allowance was partially offset by the expected results of a tax audit of the German subsidiary for the years 2003 to 2006.
Liquidity and Capital Resources
          The Company has historically satisfied its working capital requirements through cash flows from operations, and through short term bank financing.
          Net cash generated by operating activities during the year ended December 31, 2009 was approximately $2,557,000 versus net cash used for operations of $1,756,000 for the year ended December 31, 2008. In addition to net income of $1,470,000 the most significant sources of cash for the year ended December 31, 2009 were the increase of accounts payable and accrued expenses of $1,763,000 and accounts payable-current ultimate parent of $1,387,000. The most significant uses of cash for the year ended December 31, 2009 were the increase in accounts receivable of $1,547,000 and the reduction of customer advances of $663,000.
          Net cash used in investing activities for the year ended December 31, 2009 was $1,239,000 resulting primarily from the purchase of assets by the Israeli operation for its new production facility.
          The Company made use of its lines of credit to provide cash for its working capital requirements. During the year ended December 31, 2009, the Company decreased its borrowings under the lines of credit by $1,217,000 resulting in a total of $250,000 outstanding under its domestic credit line of $750,000 at December 31, 2009. The Company’s domestic line of credit expires on June 30, 2010. The Company anticipates that the line of credit will be renewed on or before the expiry date. Orbit/FR Engineering, LTD has established lines of credit with the two Israeli banks and one Indian Bank (Israeli Branch). The line of credit from one Israeli bank has a NIS denominated limit of 378,000 and $1,900,000 for the issuances of bank guarantees of letters of credit in favour of customers and one Israeli bank has a dollar denominated limit of $250,000 and $2,400,000 for the issuances of bank guarantees of letters of credit in favour of customers. The Indian bank line of credit is $500,000 and $3,000,000 for the issuances of bank guarantees of letters of credit in favour of customers. The interest rates charged by all the banks are LIBOR plus 2.25%. The bank agreements with all three banks do not have expiration dates but are subject to termination on a quarterly basis.
          The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the year ended December 31, 2009, approximately 86% of the Company’s revenues were billed in U.S. dollars. Most of the costs of the Company’s contracts, including costs subcontracted to the former Parent, have been, and will continue to be, U.S. dollar-denominated except for wages for employees of the Company’s Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51. This guidance established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which applied retrospectively. This guidance did not have any material impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS-107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This amends previous guidance, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance was effective for interim reporting periods ending after June 15, 2009. This guidance did not have any impact on our consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This guidance was issued in order to establish principles and requirements for reviewing and reporting subsequent events. On February 24th 2010, the FASB issued Accounting Standards Update (ASU) 2010-09 to amend SFAS N0. 165, Subsequent Events. As a result, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements — either in originally issued financial statements or reissued financial statements. This guidance did not have an impact on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FASB ASC”) which was primarily codified into Topic 105 “Generally Accepted Accounting Standards” in the ASC. This guidance becomes the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding all existing accounting standard documents and related accounting literature. The guidance is effective for interim and annual periods ending after September 15, 2009. This guidance did not have an impact on our consolidated financial statements.
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
(a) Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, these controls and procedures were effective.
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
     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.
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
     There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Board of Directors
The following table sets forth the name, age and principal occupation of each director.

		DIRECTOR
NAME	AGE	SINCE	PRINCIPAL OCCUPATION
Dr. Philippe Garreau	48	2008	Chairman of the Board of the Company, President and CEO of Microwave Vision, S.A.

Per Iversen	46	2008	President and CEO of Orbit/FR, Inc.

Raymond Boch	45	2008	Global Account Director for ORACLE Corporation

Douglas Merrill	42	2008	President of Manufacturing and Supply Chain Strategies

Eric Anderson	50	2008	President of SEAKR Engineering, Inc.
     Dr. Philippe Garreau has served as Chairman of the Board of the Company since May 2008. Mr. Garreau has held the position of President and CEO of Microwave Vision, S.A. (formerly Satimo, S.A.) since 1996, an affiliate of the Company by virtue of its ownership of approximately 3.7 million shares of the Company’s common stock. Prior to joining Microwave Vision, Dr. Garreau worked for the European Space Agency’s technology center in the Netherlands. Mr. Garreau provides the board of directors with significant knowledge of our industry.
     Per Iversen was named a director of the Company and President and its CEO in May 2008. Prior to joining the Company, Mr. Iversen had been employed by Satimo, S.A. since 1998, which is now an affiliate of the Company. Most recently, Mr. Iversen was Chief Technology Officer and Director of US Operations of Satimo, S.A. Prior to joining Satimo, Mr. Iversen pent seven years with the European Space Agency where he managed antenna development programs for both terrestrial and space- borne applications. Mr. Iversen has significant experience in our industry and, additionally, his position as the Company’s president and chief executive officer provides the board of directors with unique insight into the operations of the Company.
     Raymond Boch was named a director of the Company in May 2008 and is a Global Account Director for ORACLE Corporation where he has been since 2006. Prior to ORACLE, Mr. Boch spent several years dealing with international development and account management for Companies such as French Telecom and Hewlett Packard. Mr. Boch provides the board of directors with significant experience in international business matters. Mr. Boch also is an independent director who is unaffiliated with Microwave Vision, the Company’s majority stockholder.
     Douglas Merrill was named a director of the Company in June 2008 and is the President of Manufacturing and Supply Chain Strategies, an operations management consulting firm. Prior to Manufacturing and Supply Chain Strategies, Mr. Merrill served as Operations Manager for Husky Injection Molding from 2005 to 2008. Between 1991 and 2005 Mr. Merrill held various positions with General Electric Corporation, most recently serving as its Manufacturing Integration Leader for its GE Energy Global Supply Chain Management division. Mr. Merrill provides the board of directors with significant management experience in global supply chain and has expertise in accounting and financial matters. Mr. Merrill also is an independent director who is unaffiliated with Microwave Vision, the Company’s majority stockholder.
     Eric Anderson was named a director of the Company in June 2008 and is the President of SEAKR Engineering, Inc. where he has been employed since 1985 and currently is responsible for operations and software development. Mr. Anderson provides the board of directors with significant experience in technical and engineering matters. Mr. Anderson also is an independent director who is unaffiliated with Microwave Vision, the Company’s majority stockholder.

Executive Officers and Key Employees of the Company
     The following table sets forth certain information regarding the Company’s executive officers and certain key employees.
     The biographical information for Mr. Iversen is set forth above under “Board of Directors”.

NAME	AGE	POSITION
Per Iversen	46	President and Chief Executive Officer
Relland Winand	55	Chief Financial Officer
John Aubin	56	Vice President, Business Development and CTO
Moshe Pinkasy	59	Managing Director, Engineering
Marcel Boumans	51	Managing Director, GmbH
William Campbell	54	Vice President, Engineering and Program Management
Scott Martin	46	Managing Director, Advanced ElectroMagnetics, Inc.
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
     Scott Martin joined the Company as Managing Director of Advanced ElectroMagnetics, Inc. in June, 2006. Mr. Martin was previously Director of Operations for Micromanipulator from 2004 to 2006. Prior to that Mr. Martin was a Vice President and General Manager for Hytek Microsystems
Section 16(a) Beneficial Ownership Reporting Compliance
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
     To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent stockholders were complied with.

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
     The Audit Committee recommends outside accountants, reviews the results and scope of the annual audit, the services provided by the Company’s independent auditors and the recommendations of the auditors with respect to the Company’s accounting systems and controls. During 2009, the Audit Committee conducted seven meetings. The Audit Committee is comprised of Mr. Merrill, Mr. Boch and Mr. Anderson, each of whom the Board of Directors has determined to be independent.
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
Compensation Program
     Base Salary. Base salary levels for executive officers are determined annually. In setting base salaries for officers and employees, the Compensation Committee considers the experience of the individual, the scope and complexity of the position, our size and growth rate, profitability, and the compensation paid by our competitors. The Compensation Committee generally approves, based upon in appropriate circumstances the recommendations of the Company’s Chief Executive Officer, the base salaries that are paid to the Company’s executive officers other than its Chief Executive Officer whose base salary is approved by the Compensation Committee. Overall, the Compensation Committee believes that the base salaries of its executive officers are approximately competitive with median base salary levels for similar positions with our peer companies. The Compensation Committee approved salary adjustments in March 2010, effective April 1, 2010, for Messrs. Iversen, Aubin and Campbell of $4,500, $4,327 and $3,969 respectively.
     Bonuses. The Company’s executive officers are eligible to receive bonus awards designed to motivate them to attain short-term and longer-term corporate and individual management goals. Bonuses are based on the attainment of specific Company performance measures established by the Compensation Committee early in the fiscal year, and by the achievement of specified individual performance objectives and the degree to which each executive officer contributes to the overall success of the Company and the management team. The annual bonus is paid in cash in an amount reviewed and approved, in appropriate circumstances on the recommendation of Mr. Iversen, by the Compensation Committee and is ordinarily paid in the first quarter following the completion of each fiscal year. For the year ended December 31, 2009, bonuses were awarded to Messrs. Aubin and Campbell of $25,000 and $35,000, respectively.
     Stock Awards. To promote the Company’s long-term objectives, stock awards are made to officers and employees who are in a position to make a significant contribution to our long-term success. The stock awards are made to employees and consultants pursuant to our 1997 Stock Option Plan, in the form of qualified and nonqualified stock options with a exercise price of the market price of the Company’s common stock on the date of grant. The Compensation Committee has discretion to determine which employees and consultants will be granted stock options, the number of shares to be optioned and the terms and conditions of such options. The full Board of Directors conducts the administration of the option plan with respect to options granted to directors or to executive officers. Options currently outstanding generally vest over a five year period. In selecting recipients and the size of grants, the Compensation Committee considers various factors such as the potential of the recipient, the salary of the recipient and competitive factors affecting our ability to attract and retain employees, prior grants, a comparison of awards made to officers in comparable positions at similar companies and the performance of our business. The Company did not grant stock options to the named executive officers during the year ended December 31, 2009.

Director Compensation
     The following table shows certain information with respect to the compensation of all directors of the Company for the year ended December 31, 2009.
2008 DIRECTOR COMPENSATION TABLE

	Fees Earned or	Option
	Paid in Cash	Awards	Total
Name	($)	($)	($)
Current Directors
Dr. Philippe Garreau	—	—	—
Per Iversen	—	—	—
Raymond Boch	2,000	—	2,000
Douglas Merrill	4,250	—	4,250
Eric Andersen	3,750	—	3,750

     Directors not receiving compensation as an officer or employee of the Company receive $500 per meeting attended and $250 per meeting attended telephonically.
Compensation Tables and Related Information
     The following tables and footnotes set forth information, for the years ended December 31, 2009 and December 31, 2008, concerning compensation awarded to, earned by or paid to (i) the Company’s Chief Executive Officer, and (ii) each of the Company’s two (2) other most highly compensated executive officers for the years ended December 31, 2009 and December 31, 2008 (the “Named Executive Officers”).

Summary Compensation Table

			Non-Equity Plan
Name and			Compensation	Option	All Other
Principal		Salary	Table	Awards	Compensation	Total
Position	Year	($)	($)	($)(1)	($)(2)	($)
Per Iversen	2009	158,285	—	—	7,738	166,023
Chief Executive Officer (Principal Executive Officer)	2008	80,774	—	—	433	81,207
John Aubin	2009	161,716	—	5,600	3,159	170,475
Vice President Chief Technology Officer	2008	137,904	20,000	5,600	2,784	166,288
William Campbell	2009	136,214	—	5,600	681	142,495
Vice President, Engineering and Program Management	2008	127,207	25,000	5,600	733	158,540

(1)	Represents the amount recognized for financial statement reporting purposes for the year ended December 31, 2009 in accordance with FASB Statement No. 123(R). The valuation assumptions used for the FASB Statement No. 123(R) calculation are as follows: expected life of 7 years; volatility of 7.74%; dividends of zero; and a risk free interest rate of 5.5%.

(2)	Represents contributions under the Company’s 401(k) Plan. In addition, Mr. Iversen received $5,688 in compensation for the personal use of a Company car.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Per Iversen	—	—	—	—
John Aubin	20,000	—	3.00	3/5/12
	7,500	7,500	1.95	7/9/17
William Campbell	15,000	—	3.00	11/25/12
	7,500	7,500	1.95	7/9/17
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table sets forth, as of March 30, 2010, certain information with regard to beneficial ownership (as determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) of outstanding shares of the Company’s Common Stock by (i) each person known by the Company to beneficially own five percent (5%) or more of the outstanding shares of the Company’s Common Stock, (ii) each director and Named Executive Officer (as defined below) individually, and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, the address of each of the persons named in the following table is c/o Orbit/FR, Inc., 506 Prudential Road, Horsham, Pennsylvania 19044.

		Percentage of
	Total Number of	Class of
	Shares of	Common
	Common	Stock
	Stock Beneficial	Beneficially
Name and Address of Beneficial Owner	Owned (1)	Owned (1)
Five Percent (5%) or more Beneficial Owners Microwave Vision, SA 17, Avenue de Norvege 91 953 Coutaboeuf-France	3,700,000	61.8%
Wellington Trust Company (2) c/o Wellington Management Company, LLP 75 State Street Boston, MA 02109	334,800	5.6%
Directors Dr. Philippe Garreau (3) 17, Avenue de Norvege 91 953 Coutaboeuf-France	3,700,000	61.8%
Raymond Boch Douglas Merrill	—	—
Eric Anderson	—	—
Named Executive Officers	—	—
Per Iversen	—	—
John Aubin (4)	27,500	*
William Campbell (5)	22,500	*
All executive officers and directors as a group (10 persons)	3,821,350	62.4%

*	Less than 1% of the outstanding Common Stock.

(1)	The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days of March 31, 2010. Beneficial ownership may be disclaimed as to certain of the securities.

(2)	Based on information set forth in the Schedule 13G filed by Wellington Trust Company with the Securities and Exchange Commission on February 17, 2009.

(3)	Represents 3,700,000 shares held by Microwave Vision, Dr. Garreau serves as its President and CEO.

(4)	Represents 27,500 shares of Common Stock issuable upon the exercise of options granted to Mr. Aubin.

(5)	Represents 22,500 shares of Common Stock issuable upon the exercise of options granted to Mr. Campbell.

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
     As of December 31, 2009, Microwave Vision owned 3.7 million shares, representing approximately 61.8% of the outstanding shares, of the Company’s common stock.
Transactions with Related Persons during Fiscal Year 2009
     Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation controlled approximately 61.8% of the Company’s stock until the sale of that stock to Satimo, S.A. on May 13, 2008 (“Alchut”). On June 30, 2009, Microwave Vision acquired the 3.7 million common shares of the Company through a reorganization involving its wholly owned subsidiary, Satimo. Included in sales and cost of revenues for the year ended December 31, 2009 are approximately $530,000 and $683,000, respectively, relating to sales to and purchases from Microwave Vision subsequent to May 13, 2008.
     On August 14, 2009, the Company entered into an Assistance and Provision of Services Agreement (the “Services Agreement”) with Microwave Vision and several subsidiaries of Microwave Vision, including Satimo. Pursuant to the Services Agreement, Microwave Vision agreed to provide management, operational, sales and marketing, legal, technical and other services to the Company, Satimo and Microwave Vision’s other direct and indirect Subsidaries (collectively, the “Subsidaries”). In consideration thereof, the Company, Satimo and each of the other Subsidiaries agreed to pay Microwave Vision a fee to be determined as of the start of each calendar year, commencing on January 1, 2009, based on the projected gross margins of each Subsidiary for that year. In addition, the Company agreed to pay Microwave Vision an additional fee of 1% of its gross sales in consideration of the right to use the name “Microwave Vision” in the Company’s sales and marketing activities. As a result of the implementation of the Services Agreement effective as of January 1, 2009, the Company recorded approximately $1.54 million in expenses related to the Sales Agreement for the year ended December 31, 2009.
Item 14. Principal Accountant Fees and Services.
Accountant Fees
     The following table presents fees for professional services rendered in the United States by Cornick, Garber & Sandler, LLP and in Israel, Ziv Haft in 2009 and by Hoberman Miller and in Israel by Kost Forer Gabbay & Kaiserer for 2008, for the audit of the Company’s annual financial statements, the review of the interim financial statements the preparation of its tax returns, and fees for consulting and other professional services.

	2009	2008
Audit Fees	$168,000	$143,000
Audit-Related Fees	66,000	56,000
Tax Fees	19,000	16,000
All Other Fees	4,000	-0-
     All other fees relate to work performed under Sarbanes-Oxley Section 404 compliance
Audit Committee Pre-Approval Policies and Procedures
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
Independent Auditors’ Reports

Auditors’ Reports to the Shareholders of ORBIT/FR Engineering, LTD.

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements
(a)(3)	Exhibits
The exhibits filed as part of this report are listed under exhibits as subsection (c) of this Item 15.
(b)	Exhibits
2.1	Stock Purchase Agreement dated March 31, 1997 by and among Advanced ElectroMagnetics, Inc., Anechoic Systems, Inc., Gabriel A. Sanchez, Barbara Sanchez and the Company. (1)

2.2	Share Exchange Agreement dated December 31, 1996 by and among Orbit-Alchut Technologies, Ltd., Orbit Advanced Systems, Ltd. and the Company. (1)

2.3	Asset Acquisition Agreement dated December 31, 1996 by and between Orbit-Alchut Technologies, Ltd. and Orbit F.R. Engineering, Ltd. (1)

2.4	Inventory Acquisition Agreement dated January 1, 1997 by and between Orbit-Alchut Technologies, Ltd. and Orbit F.R. Engineering, Ltd. (1)

2.5	Stock Purchase Agreement dated June 28, 1996 by and among Orbit Advanced Technologies, Inc., The Samuel T. Russell Trust, Richard P. Flam, Rickey E. Hartman, Lois A. R. Charles, Dorothy Russell, John Aubin, Norma D. Kegg and Flam & Russell, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of the Company. (2)

3.2	Bylaws of the Company. (7)

4.1	Specimen Common Stock Certificate of the Company. (2)

10.1*	Employment Agreement dated February 15, 1997 by and between the Company and Aryeh Trabelsi. (1)

10.2*	Employment Agreement dated January 1, 1997 by and between the Company and Moshe Pinkasy. (1)

10.3	1997 Equity Incentive Plan. (1)

10.4	Services Agreement dated January 1, 1997 by and among Orbit-Alchut Technologies, Ltd., Orbit F.R. Engineering, Ltd. and the Company. (1)

10.5	ORBIT/FR Inc. non-debarment agreement dated February 15, 2000 (4)

10.6	Consulting agreement dated July 24, 2002 by and between the Company and Gurion Meltzer. (5)

10.7*	Employment Agreement dated September 5, 2002 by and between the Company and Ze’ev Stein. (5)

10.8*	Amended and Restated Employment Agreement dated June 20, 2003 by and between the Company and Israel Adan (5)

10.9	Management Agreement dated January 1, 2003 by and between the Company and Ze’ev Stein Properties, LTD. (6)

10.10	Consent Agreement. (8)

10.11*	Employment Agreement dated December 16, 2008 by and between the Company and Per Iversen. (9)

10.12	Services Agreement dated August 14, 2009 among the Company, Microwave Vision Group, S.A. and the other parties thereto. (10)

14.1	Employee Ethics Policy. (6)

21.1	Subsidiaries of the Registrant. (3)

23.1	Consent of Cornick, Garber & Sandler, LLP.

23.3	Consent of Kost, Forer, Gabbay & Kaslever

23.4	Consent of Ziv Haft Certified Public Accountants (Isr.).

24.1	Power of Attorney (included on signature page).

31.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Per Iversen, President and Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Relland Winand, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Per Iversen, President and Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Relland Winand, Chief Financial Officer.

*	Management contract, compensatory plan or arrangement

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on April 11, 1997

(2)	Incorporated by reference to Amendment 1 of the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on May 19, 1997

(3)	Incorporated by reference to Amendment 2 of the Company’s Registration Statement on Form S-1 (File

No. 333-25015), filed with the Commission on June 5, 1997

(4)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 30, 2001

(5)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 31, 2003

(6)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 30, 2004

(7)	Incorporated by reference to Company’s Quarterly Report on Form 8-K filed on March 26, 2007

(8)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 29, 2006

(9)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on April 15, 2009

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 19, 2009

ORBIT/FR, Inc.
SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBIT/FR, Inc
Date: March 30, 2010	/s/ Philippe Garreau
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
     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 30th day of March 2010.

Name	Title

/s/ Philippe Garreau	Chairman of the Board
Philippe Garreau

/s/ Per Iversen	Director, President and Chief Executive Officer
Per Iversen	(principal executive officer)

/s/ Relland Winand	Chief Financial Officer
Relland Winand	(principal accounting and financial officer)

/s/ Raymond Boch	Director
Raymond Boch

/s/ Douglas Merrill	Director
Douglas Merrill

/s/ Eric Anderson	Director
Eric Anderson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and
Board of Directors
Orbit/FR, Inc.
We have audited the consolidated balance sheets of Orbit/FR, Inc. and Subsidiaries as of December 31, 2009 and December 31, 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Orbit/FR Engineering, LTD., a wholly owned subsidiary, which statements reflect total assets of $9,283,000 as of December 31, 2009 and $7,532,000 at December 31, 2008 and total revenues of $14,435,000 and $9,009,000 for the respective years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Orbit/FR Engineering, LTD., is based solely on the reports of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbit/FR, Inc. and Subsidiaries as of December 31, 2009 and December 31, 2008 and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CORNICK, GARBER & SANDLER, LLP
March 30, 2010
New York, NY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
ORBIT/FR ENGINEERING, LTD.
We have audited the accompanying balance sheet of Orbit/Fr Engineering, Ltd. (“the Company”) as of December 31, 2009, and the related statements of operations, changes in shareholders’ equity and cash flows for the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ziv Haft.
Certified Public Accountants (Isr.)
BDO Member Firm
Tel-Aviv, Israel
March 25, 2010

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

ORBIT/FR, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$1,622	$1,521
Accounts receivable, less allowance of $67 and $45 in 2009 and 2008, respectively	9,207	7,660
Inventory	2,681	2,353
Costs and estimated earnings in excess of billings on uncompleted contracts	1,668	1,445
Income tax refunds receivable	542	440
Deferred income taxes	835	887
Other	277	299

Total current assets	16,832	14,605

Property and equipment, net	2,093	1,319
Deferred income taxes	887	327
Cost in excess of net assets acquired	301	301

Total assets	$20,113	$16,552

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,946	$2,174
Accounts payable—current ultimate parent	1,482	95
Accrued expenses	3,355	3,364
Short-term bank financing	250	1,467
Customer advances	13	675
Billings in excess of costs and estimated earnings on uncompleted contracts	2,813	2,070

Total liabilities, all current	11,859	9,845

Stockholders’ equity:
Preferred stock: $.01 par value:
Authorized shares—2,000,000
Issued and outstanding shares—none	—	—
Common stock: $.01 par value:
Authorized shares—10,000,000
Issued shares—6,084,473	61	61
Additional paid-in capital	16,460	16,383
Accumulated deficit	(8,024)	(9,494)
Treasury stock—82,700 shares in 2009 and 82,900 shares in 2008, at cost	(243)	(243)

Total stockholders’ equity	8,254	6,707

Total liabilities and stockholders’ equity	$20,113	$16,552

See accompanying notes.

ORBIT/FR, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Years Ended December 31,
	2009	2008
Contract revenues	$31,246	$23,118
Cost of revenues	20,483	17,103

Gross profit	10,763	6,015

Operating expenses:
General and administrative	3,005	2,768
Sales and marketing	3,565	3,655
Sales, marketing, general and administrative-MVG	1,539	—
Research and development	1,308	2,080
Loss on disposal of assets	167	—

Total operating expenses	9,584	8,503

Operating income (loss)	1,179	(2,488)
Compensation charge coincident to change in control	—	(969)
Other (loss), net	(217)	(5)

Income (loss) before income tax (benefit) expense	962	(3,462)
Income tax (benefit) expense	(508)	12

Net income (loss)	$1,470	$(3,474)

Basic and diluted income (loss) per share	$0.24	$(0.58)

Weighted average number common shares — basic	6,001,583	6,001,573

Weighted average number common shares — diluted	6,001,583	6,001,573

See accompanying notes.

ORBIT/FR, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Shares and amounts in thousands)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance, January 1, 2008	6,084	61	15,275	(6,020)	83	(243)	9,073

Net (loss)	—	—	—	(3,474)	—	—	(3,474)
Compensation charge coincident to change in control			969				969
Stock-based compensation	—	—	139	—	—	—	139

Balance, December 31, 2008	6,084	$61	$16,383	$(9,494)	83	$(243)	$6,707

Net income				1,470			1,470
Stock-based compensation	—	—	77	—	—	—	77

Balance, December 31, 2009	6,084	$61	$16,460	$(8,024)	83	$(243)	$8,254

See accompanying notes.

ORBIT/FR, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,470	$(3,474)
Adjustments to reconcile results of operations to net cash (used in) provided by operating activities:
Depreciation	399	363
Loss on disposal of fixed assets	66	3
Non-cash and stock-based compensation	77	1,108
Deferred income tax provision	(508)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,547)	(871)
Inventory	(327)	84
Costs and estimated earnings in excess of billings on uncompleted contracts	(223)	647
Income tax refunds receivable	(102)	(176)
Other current assets	22	(24)
Accounts payable and accrued expenses	1,763	(79)
Accounts payable—current ultimate parent	1,387	(623)
Customer advances	(663)	180
Billings in excess of costs and estimated earnings on uncompleted contracts	743	1,106

Net cash provided by (used in) operating activities	2,557	(1,756)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	68
Purchase of property and equipment	(1,239)	(212)

Net cash (used in) investing activities	(1,239)	(144)

Cash flows from financing activities
Proceeds from short term bank financing	1,050	1,507
Repayments of short term bank financing	(2,267)	(300)

Net cash (used in) provided by financing activities	(1,217)	1,207

Net increase (decrease) in cash and cash equivalents	101	(693)

Cash and cash equivalents at beginning of year	1,521	2,214

Cash and cash equivalents at end of year	$1,622	$1,521

Supplemental disclosures of cash flow information:

Net cash paid during the year for income taxes	$267	$308

Net cash paid during the year for interest	$15	$42

See accompanying notes.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
1. Summary of Significant Accounting Policies
Ownership and Basis of Presentation
     ORBIT/FR, Inc. (the “Company”) was incorporated in Delaware on December 9, 1996, as a wholly-owned subsidiary of Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation (hereinafter referred to as “Alchut”). On May 13, 2008, Alchut sold all of its 3.7 million shares of common stock of the Company to Satimo Industries, SA (Satimo) and on June 30, 2009, as a result of a corporate reorganization, Satimo became a wholly owned subsidiary of Microwave Vision, SA (“Microwave Vision”) a newly created holding company which is publicly traded on the ALTERNEXT stock exchange. The Company develops, markets, and supports sophisticated automated microwave test and measurement systems for the wireless communications, satellite, automotive, and aerospace/defense industries and manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems. ORBIT/FR, Inc., a holding company, supports its world wide customers through its subsidiaries ORBIT/FR Engineering, LTD (Israel), (hereinafter referred to as “Engineering”), ORBIT/FR Europe (Germany), Advanced ElectroMagnetics, Inc. (“AEMI”, San Diego, CA), and Orbit Advanced Technologies, Inc. and Flam and Russell, Inc. (Horsham, PA). The Company sells its products to customers throughout Asia, Europe and North America.
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
Accounts Receivable
     The Company accounts for potential losses in accounts receivable utilizing the allowance method. In reviewing aged receivables, management considers its knowledge of customers, historical losses and current economic conditions in establishing the allowance for doubtful accounts.
Inventory
     Inventory is stated at the lower of cost, determined on the first-in first out method, or market.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
1. Summary of Significant Accounting Policies (continued)
Property and Equipment
     Property and equipment are recorded at cost. Depreciation is computed on accelerated methods for both financial reporting and income tax reporting purposes over the estimated useful lives as follows: office equipment — 5-7 years; lab equipment — 5 years; furniture and fixtures — 7 years; transportation equipment — 5 years; leasehold improvements — life of lease.
Cost in Excess of Net Assets Acquired
     Cost in excess of net assets acquired (“goodwill”), represents the excess of costs over the fair value of the net assets acquired in connection with the Company’s acquisition of Advanced ElectroMagnetics, Inc. (AEMI) in 1997.
     The Company has tested the goodwill of AEMI for impairment at December 31, 2009 and 2008 using the present value of future cash flow valuation method. No adjustment for the value of goodwill was necessary.
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
     Revenues from electro-mechanical equipment sold to customers which are not part of a larger contract are recognized when the contract is completed and the equipment is delivered.
Research and Development
     Internally funded research and development costs are charged to operations as incurred. Included in cost of revenues are customer-funded research and development costs of approximately $147 and $33 for the years ended December 31, 2009 and 2008, respectively. Other research and development costs are separately reflected in the Consolidated Statement of Operations.
Concentrations of Credit Risk and Significant Customers
     Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of cash and accounts receivable.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
1. Summary of Significant Accounting Policies (continued)
     The Company maintains cash and cash equivalents with various major commercial institutions in the U.S. and overseas. At December 31, 2009, cash balances that are either uninsured under the Federal Deposit Insurance Corporation coverage limit of $250,000 per financial institution, or are located overseas without such type of insurance coverage, totaled approximately $1,466. The Company does not anticipate credit risk in connection with its concentration of cash.
     To reduce credit risk relating to the Company’s sales in the U.S. and overseas, the Company performs ongoing credit evaluations of its commercial customers’ financial condition, but generally does not require collateral for government and domestic commercial customers. For certain foreign commercial customers, the Company generally requires irrevocable letters of credit in the amount of the total contract. At December 31, 2009, there were twenty bank guarantees in place for foreign customers with an aggregate value of approximately $3,444.
Warranty Expense
     The Company provides for warranty costs on its products. Product warranty periods generally extend for one year from the date of sale.
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

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
1. Summary of Significant Accounting Policies (continued)
Foreign Currency Translation
     The Company’s functional currency for operations in Israel is the U.S. dollar. The Company’s functional currency for the operations of its German subsidiary is the Euro. Foreign currency transaction gains and losses net, both realized and unrealized, are recognized currently in the consolidated statements of operations. Unrealized gains and losses arising from the translation of financial statements in consolidation, which would be recognized in “other comprehensive income” within stockholders’ equity, historically have not been material and have been omitted.
     For the years ended December 31, 2009 and 2008, approximately 14% and 19%, respectively, of the Company’s revenue was billed in currencies other than the U.S. dollar. Substantially all of the costs of the Company’s contracts have been from U.S. dollar denominated transactions.
Income (Loss) Per Share Amounts
     Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average common shares outstanding for the period. Diluted income per share is calculated by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. The effect of outstanding stock options on net losses would be anti-dilutive and is not included in the presentation of diluted loss per share in 2008 and there were no dilutive stock options outstanding in 2009.
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
Fair Value of Financial Instruments
     Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and bank financing reported in the consolidated balance sheets equal or approximate fair value due to their short maturities.

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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51. This guidance established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which applied retrospectively. This guidance did not have any material impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS-107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This amends previous guidance, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance was effective for interim reporting periods ending after June 15, 2009. This guidance did not have any impact on our consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This guidance was issued in order to establish principles and requirements for reviewing and reporting subsequent events. On February 24th 2010, the FASB issued Accounting Standards Update (ASU) 2010-09 to amend SFAS N0. 165, Subsequent Events. As a result, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements — either in originally issued financial statements or reissued financial statements. This guidance did not have an impact on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FASB ASC”) which was primarily codified into Topic 105 “Generally Accepted Accounting Standards” in the ASC. This guidance becomes the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding all existing accounting standard documents and related accounting literature. The guidance is effective for interim and annual periods ending after September 15, 2009. This guidance did not have an impact on our consolidated financial statements.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
     Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.
2. Inventory
     Inventory consists of the following:

	December 31,
	2009	2008
Work-in-process	$509	$273
Parts and components	2,172	2,080

Total	$2,681	$2,353

3. Property and Equipment
     Property and equipment consists of the following:

	December 31,
	2009	2008
Lab and computer equipment	$2,411	$2,709
Office equipment	742	943
Transportation equipment	45	45
Furniture and fixtures	10	10
Fixed assets in process	125	—
Leasehold improvements	627	140

Total	3,960	3,847
Less accumulated depreciation	1,867	2,528

Property and equipment, net	$2,093	$1,319

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
4. Accrued Expenses
     Accrued expenses consist of the following:

	December 31,
	2009	2008
Contract costs	$58	$298
Compensation	1,525	1,433
Commissions	450	465
Royalties	58	58
Warranty	452	308
Customer advances and deferred revenue	241	433
Other	571	369

Total	$3,355	$3,364

5. Short Term Bank Financing
     On July 21, 2009, the Company renewed its domestic line of credit to December 31, 2009. The amount of the line was reduced to $0.75 million from $1.25 million based upon the cash requirements of the Company. In addition, the line of credit bears interest at 0.5% in excess of the bank’s prime rate with a minimum interest rate of 5%. The Company was not in compliance with a provision of its loan agreement which required a 30 consecutive day period with no outstanding loans during the period ended July 3, 2009. However, this provision was waived by the bank. On December 23, 2009 the Company executed a Change in Terms Agreement whereby the term of the line of credit was extended to June 30, 2010. In addition, the Company must maintain a certain financial covenant with which it is in compliance at December 31, 2009. The line of credit is collateralized by the assets of Orbit Advanced Technologies, Inc. a subsidiary of Orbit/FR, Inc. Loans under this line of credit are also subject to a subjective acceleration clause. Orbit/FR Engineering, LTD has established lines of credit with the two Israeli banks and one Indian Bank (Israeli Branch). The line of credit from one Israeli bank has a NIS denominated limit of 378 and $1,900 for the issuances of bank guarantees of letters of credit in favour of customers and one Israeli bank has a dollar denominated limit of $250 and $2,400 for the issuances of bank guarantees of letters of credit in favour of customers. The Indian bank line of credit is $500 and $3,000 for the issuances of bank guarantees of letters of credit in favour of customers. The interest rates charged by all the banks are LIBOR plus 2.25%. The outstanding balance due at December 31, 2009 and 2008 was $0 and $819, respectively. The bank agreements with all three banks do not have expiration dates but are subject to termination on a quarterly basis based upon the Company’s financial performance for the quarter. These lines of credit are collateralized by the assets of Orbit/FR Engineering, LTD., a subsidiary of Orbit/FR, Inc.
6. Related Party Transactions
     Prior to May 13, 2008, Engineering and Alchut had an agreement, whereby Engineering purchased from Alchut electrical and mechanical production services. In addition, Alchut provides other administrative services, including but not limited to, bookkeeping, computer, legal, accounting, cost management, information systems, and production support. Engineering paid Alchut for these services based upon a rate of cost of production services plus 18%. Engineering had been leasing office space from Alchut on an annual basis, for a rental of $73 per year. These agreements were to be evaluated on an annual basis, and were intended to be at market value.
     On May 13, 2008, Alchut sold all of its 3.7 million shares of common stock of the Company to Satimo. As part of that transaction, Alchut had agreed to continue to provide the services for a period of one year after the closing of the transaction. In 2009, the subsidiary in Israel signed a lease and moved its operations to the new location. The general and administrative services previously provided by Alchut were in place at the expiration of the one year service agreement, May 13, 2009.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
6. Related Party Transactions (continued)
     The Company was charged $357 from January 1, 2008 through May 13, 2008 by Alchut for administrative services. In addition, an Israeli corporation wholly-owned by the Company’s former Chairman of the Board, charged $55 to the Company, through May 13, 2008, under a management services agreement. This agreement was terminated on May 13, 2008 when Alchut sold all of its 3.7 million shares of common stock of the Company to Satimo. A non-cash charge of $969,000 was recorded by the Company in the three month period ended June 30, 2008 related to a payment by Alchut to the Company’s former CEO in consideration of the cancellation of certain stock options held by him and the waiver of his right to receive certain payments under his employment agreement with the Company, in each case in connection with the sale of 3.7 million shares of common stock of the Company by Alchut to Satimo on May 13, 2008. The amount paid to the former CEO has been treated as a capital contribution to the Company and also reflected as compensation expense in its 2008 consolidated statement of operations.
     Included in cost of revenues for the year December 31, 2008 are approximately $1,041 relating to the production services provided by Alchut.
     Included in sales and cost of revenues for the year ended December 31, 2009, are approximately $530 and $683, respectively, relating to sales to and purchases from Microwave Vision. Included in sales and cost of revenues for the year ended December 31, 2008, are approximately $98 and $238, respectively, relating to sales to and purchases from Microwave Vision, subsequent to May 13, 2008.
     On August 14, 2009, the Company entered into an Assistance and Provision of Services Agreement (the “Services Agreement”) with Microwave Vision and several subsidiaries of Microwave Vision, including Satimo Microwave Vision owns 3.7 million shares of common stock of the Company, which it acquired through a reorganization involving its wholly owned subsidiary, Satimo. Satimo originally acquired its shares of common stock of the Company from Orbit-Alchut Technologies, Ltd. on May 13, 2008. Pursuant to the Services Agreement, Microwave Vision agreed to provide management, operational, sales and marketing, legal, technical and other services to the Company, Satimo, and Microwave Vision’s other direct and indirect Subsidiaries (collectively, the “Subsidiaries”). In consideration thereof, the Company, Satimo and each of the other Subsidiaries agreed to pay Microwave Vision a fee to be determined as of the start of each calendar year, effective on January 1, 2009, based on the projected gross margins of each Subsidiary for that year. In addition, the Company agreed to pay Microwave Vision an additional fee of 1% of its gross sales in consideration of the right to use the name “Microwave Vision” in the Company’s sales and marketing activities. As a result of the implementation of the Services Agreement effective as of January 1, 2009, the Company has recorded approximately $1.5 million in sales, marketing and general and administrative expenses for the year ended December 31, 2009.
7. Commitments and Contingencies
     The Company leases its operating facilities and certain equipment under non-cancelable operating lease agreements which expire in various years through 2015. Rent expense for the years ended December 31, 2009 and 2008 was approximately $906 and $634, respectively. Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more are as follows:

Year ending December 31:

2010	$759
2011	744
2012	632
2013	336
2014	220
2015	152

Total	$2,843

     Under the terms of the Chief Scientist grant in Israel, Engineering is obligated to pay royalties at a rate of 2% of revenues generated from the sale of certain products up to the amount of the grant. For the years ended December 31, 2009 and 2008, royalties under this program were approximately $0 and $1, respectively. At December 31, 2009, the Company had an outstanding contingent obligation to the Chief Scientist of $58. Such contingent obligation is payable in future periods based upon annual sales of products developed under the grants.
     At December 31, 2009, the Company has outstanding letters of credit in the favor of customers and a landlord totaling $1,744.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
8. Segment and Geographic Information
     The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations to other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the years ended December 31, 2009 and 2008.

	North America	Europe	Asia	Total
2009
Sales to unaffiliated customers	$16,152	$8,208	$6,886	$31,246
Cost of revenues to unaffiliated customers	10,316	5,362	4,805	20,483

Gross profit unaffiliated customers	$5,836	$2,846	$2,081	$10,763

Net property and equipment	$812	$1,281	$—	$2,093

Total assets	$11,452	$8,661	$—	$20,113

2008
Sales to unaffiliated customers	$12,169	$4,610	$6,339	$23,118
Cost of revenues to unaffiliated customers	7,917	3,586	5,600	17,103

Gross profit unaffiliated customers	$4,252	$1,024	$739	$6,015

Net property and equipment	$615	$704	$—	$1,319

Total assets	$9,446	$7,230	$—	$16,676

     In the table above “North America” includes all domestic operations, and “Europe” includes subsidiaries in Germany and Israel.
9. Income Taxes
     Pretax income (loss) for the years ended December 31 was applicable to the following jurisdictions:

	2009	2008
Domestic	$665	$(2,446)
Foreign	297	(1,016)

Total	$962	$(3,462)

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
9. Income Taxes (continued)
The components of income tax (benefit) expense are as follows:

	Year ended December 31,
	2009	2008
Current:
State and local taxes within the U.S.	$—	$12
Foreign	—	—

Total	—	12

Deferred:
Federal	(539)	—
Foreign	31	—

Total	(508)	—

Total income tax (benefit) expense	$(508)	$12

     A reconciliation of income tax expense (benefit) at the U.S. Federal statutory tax rate and the actual income tax (benefit) expense is as follows:

	Year ended December 31,
	2009	2008
Tax expense (benefit) at statutory U.S. Federal rate	$327	$(1,166)
State and local taxes within the U.S.	17	8
(Decrease) increase in deferred tax asset valuation allowance	(1,181)	1,125
Net additional prior years’ foreign income taxes resulting from tax examination	274	—
Foreign tax rate difference compared to U.S. tax rate	31	80
Utilization of foreign loss carryforwards	—	(39)
Other, net	24	4

Total income tax (benefit) expense	$(508)	$12

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
9. Income Taxes (continued)
     The tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities consist of the following:

	December 31,
	2009	2008
Deferred tax assets:
U.S. net operating loss and tax credit carryforwards	$2,912	$3,258
Allowance for doubtful accounts	24	16
Accrued warranty reserves	63	56
Inventory reserve	21	8
Accrued compensation	174	95
Stock-based compensation	113	85
Unearned service revenue	86	65
Foreign, including German and Israel net operating loss carryforwards	827	1,227

Total deferred tax assets	4,220	4,810

Deferred tax liabilities:
Long-term contracts	—	—
Purchase accounting basis differences	(124)	(124)

Total deferred tax liabilities	(124)	(124)

Net deferred tax asset	4,096	4,686
Less valuation allowance	(2,374)	(3,472)

Net deferred tax asset	$1,722	$1,214

     As of December 31, 2009, the Company has net operating loss carryforwards of approximately $8,465 for U.S. federal income tax purposes which expire through 2024. On May 13, 2008, Alchut sold all of its 3.7 million shares of common stock of the Company to Satimo. Due to the change in ownership of the Company utilization of a portion of these net operating loss carryforward is limited pursuant to Section 382 of the Internal Revenue Code to approximately $1,315 a year, plus any losses incurred after May 13, 2008. The Company also has a German net operating loss carryforward of approximately $953 and an Israeli net operating loss carryforward of approximately $278, both of which are available indefinitely. The German net operating loss has been adjusted to reflect the expected results of a tax audit for the years 2003 through 2006.
     In 2009, the Company decreased its valuation allowance on its deferred tax asset by $1,098 due to the Company’s estimate of its ability to generate sufficient future taxable income in the U.S., Israel and Germany to realize a portion of its deferred tax assets.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
10. Retirement Plans
     The Company has retirement plans which cover substantially all U.S. employees who have attained the age of 21 and have completed 3 months of service. Eligible employees make voluntary contributions to the plans up to specified percentages of their annual compensation as defined in the plans. Under the plans, the Company makes discretionary matching contributions determinable each plan year and additional contributions based on annual eligible compensation for each participant. The plans are funded on a current basis. For the years ended December 31, 2009 and 2008, the Company’s contributions to the plans were $45 and $51, respectively.
11. Long-Term Contracts
     Long-term contracts in process accounted for using the percentage-of-completion method are as follows:

	December 31,
	2009	2008
Accumulated expenditures on uncompleted contracts	$45,179	$35,168
Estimated earnings thereon	13,335	9,158

Total	58,514	44,326
Less: applicable progress billings	(59,659)	(44,951)

Net	$(1,145)	$(625)

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted contracts in excess of billings	$1,668	$1,445
Billings on uncompleted contracts in excess of costs and estimated earnings	(2,813)	(2,070)

Net	$(1,145)	$(625)

12. Stock Option Plan
     In March 1997, the Board of Directors adopted, and the Company’s stockholders approved, the Company’s 1997 Equity Incentive Plan (the “Incentive Plan”) which, as subsequently amended, provides for awards of 1,200,000 shares of the Company’s stock. Options granted generally vest over five years and typically have a life of ten years. The purpose of the Incentive Plan is to promote the long-term retention of the Company’s key employees and certain other persons who are in a position to make significant contributions to the success of the Company. The Incentive Plan permits grants of incentive stock options (“ISOs”), options not intended to qualify as ISOs (“nonqualified options”), stock appreciation rights (“SARs”), restricted, unrestricted and deferred stock awards, performance awards, loans and supplemental cash awards, and combinations of the foregoing (all referred to as “Awards”).

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
12. Stock Option Plan (continued)
     In July of 2007, the Board of Directors approved two grants of non qualified stock options for 84,300 and 435,100 shares to key employees, management and Board members of the Company. These grants resulted in stock-based compensation expense of $63 and $128 for the years ended December 31, 2009 and December 31, 2008, respectively.
     In March of 2008, the Board of Directors approved a grant of non-qualified stock options for 30,000 shares to the Company’s Chief Financial Officer. This grant resulted in stock-based compensation of $14 and $11 for the years ended December 31, 2009 and December 31, 2008, respectively.
     Detailed information concerning the Stock Option Plan is as follows at December 31:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Options authorized	1,200,000		1,200,000

Outstanding, beginning of year	482,700	$2.44	1,040,100	$2.44
Options granted	—		30,000	2.55
Options forfeited	(159,150)	2.22	(587,400)	2.45

Options outstanding, end of year	323,550	2.55	482,700	2.44

Options exercisable, end of year	246,250	$2.61	249,425	$2.72

Weighted average remaining contractual life (years)		5.51		6.69

Weighted average fair value of options granted at market value		$—		$2.55

Range of exercise prices per share, options outstanding		$1.95-$6.63		$1.35-$6.63

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
     The following weighted-average significant assumptions were utilized by the Company in ascertaining the fair value of its options granted in 2008; no option were granted in 2009.

2008
Risk free interest rate	4.3%
Dividend yield	0.0%
Volatility factor of expected price of the Company’s common stock (average)	8.0%
Average life (years)	7.0
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
Treasury Stock
     On June 24, 1998, the Company’s Board approved the repurchase of up to 300,000 shares of its stock. The Company has repurchased for $243, 82,900 shares through December 31, 2009, of which 200 shares were re-issued in 2009 for a nominal amount.