Form 10-Q
period 2010-03-31
ORBIT FR INC
filed 2010-05-17
CIK 1037115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 6,084,473 shares of common stock, $.01 par value, outstanding as of May 17, 2010.

ORBIT/FR, Inc.

ORBIT/FR, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31,	December 31,
	2010	2009
	Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$3,844	$1,622
Accounts receivable, less allowance of $67	6,249	9,207
Inventory	3,048	2,681
Costs and estimated earnings in excess of billings on uncompleted contracts	2,136	1,668
Income tax refunds receivable	443	542
Deferred income taxes	1,180	835
Other	395	277

Total current assets	17,295	16,832

Property and equipment, net	2,068	2,093
Deferred income taxes	541	887
Cost in excess of net assets acquired	301	301

Total assets	$20,205	$20,113

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,954	$3,946
Accounts payable—parent company	1,613	1,482
Accrued expenses	3,478	3,355
Short term bank financing	—	250
Customer advances	17	13
Billings in excess of costs and estimated earnings on uncompleted contracts	4,641	2,813

Total liabilities, all current	11,703	11,859

Stockholders’ equity:
Preferred stock: $.01 par value:
Authorized shares—2,000,000 Issued and outstanding shares—none	—	—
Common stock: $.01 par value:
Authorized shares—10,000,000 Issued shares—6,084,473	61	61
Additional paid-in capital	16,470	16,460
Accumulated deficit	(7,710)	(8,024)
Accumulated other comprehensive (loss) — foreign translation adjustment	(76)	—
Treasury stock—82,700 shares	(243)	(243)

Total stockholders’ equity	8,502	8,254

Total liabilities and stockholders’ equity	$20,205	$20,113

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2010	2009

Contract revenues	$7,322	$6,350
Cost of revenues	4,874	4,460

Gross profit	2,448	1,890

Operating expenses:
General and administrative:	752	569
Sales and marketing:	733	913
Sales, marketing, general and administrative — MVG	400	—
Research and development	253	335

Total operating expenses	2,138	1,817

Operating income	310	73
Other income (loss), net	4	(21)

Income before income taxes	314	52
Income tax expense (benefit)	—	—

Net income	314	52

Other comprehensive (loss) — foreign translation adjustment	(76)	—

Total comprehensive income	$238	$52

Basic net income per share	$0.05	$0.01

Diluted net income per share	$0.05	$0.01

Weighted average number basic common shares	6,001,773	6,001,573

Weighted average number diluted common shares	6,001,773	6,001,573

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$314	$52
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	113	73
Stock based compensation	10	27
Changes in operating assets and liabilities:
Accounts receivable	2,894	1,596
Inventory	(374)	(27)
Costs and estimated earnings in excess of billings on uncompleted contracts	(479)	(1,619)
Income tax refunds receivable	100	26
Other current assets	(120)	6
Accounts payable and accrued expenses	(1,854)	131
Accounts payable—parent company	116	29
Customer advances	6	1,009
Billings in excess of costs and estimated earnings on uncompleted contracts	1,866	9

Net cash provided by operating activities	2,592	1,312

Cash flows from investing activities:
Purchase of property and equipment	(98)	(9)

Net cash (used in) investing activities	(98)	(9)

Cash flows from financing activities:
Repayment of short-term notes payable	(250)	(1,307)

Net cash (used in) financing activities	(250)	(1,307)

Effect of exchange rate changes on cash and cash equivalents	(22)	—

Net increase (decrease) in cash and cash equivalents	2,222	(4)
Cash and cash equivalents at beginning of period	1,622	1,521

Cash and cash equivalents at end of period	$3,844	$1,517

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$103	$—

Cash paid during the period for interest	$—	$5

See accompanying notes.

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010
(Amounts in thousands, except share and per share data)
1. Ownership and Basis of Presentation
ORBIT/FR, Inc. (the “Company”) was incorporated in Delaware on December 9, 1996, as a wholly owned subsidiary of Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation. On May 13, 2008, Orbit-Alchut Technologies, Ltd., (“Alchut”) sold all of its 3.7 million shares of common stock of the Company to Satimo, SA (“Satimo”). On June 30, 2009, Microwave Vision Group, SA, (“Microwave Vision”), acquired all 3.7 million common shares of the Company through a reorganization involving its wholly owned subsidiary, Satimo. The Company develops markets and supports sophisticated automated microwave test and measurement systems for the wireless communications, satellite, automotive, aerospace/defense and electromagnetic compatibility (EMC) industries, and manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems. ORBIT/FR, Inc., a holding company, supports its world-wide customers through its subsidiaries: ORBIT/FR Engineering, LTD (Israel) (hereinafter referred to as “Engineering”); ORBIT/FR Europe GmbH (Germany); Advanced Electromagnetics, Inc. (“AEMI”) (San Diego, CA); and Orbit Advanced Technologies, Inc. and Flam and Russell, Inc, (Horsham, PA). The Company sells its products to customers throughout Asia, Europe, Israel, and North America.
2. Summary of Significant Accounting Policies
Interim Financial Information
The accompanying unaudited consolidated financial statements for the three months ended March 31, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The consolidated financial statements and footnotes should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company’s Form 10-K for the year ended December 31, 2009, filed on March 31, 2010 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2009.

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010
(Amounts in thousands, except share and per share data)
3. Inventory
Inventory at March 31, 2010 consists of the following:

Parts and components	$2,530
Work- in- process	518

Total	$3,048

4. Property and Equipment
Property and equipment at March 31, 2010 consists of the following:

Lab and computer equipment	$2,393
Office equipment	812
Transportation equipment	45
Furniture and fixtures	12
Fixed assets in progress	125
Leasehold improvements	645

Total	4,032
Less accumulated depreciation	1,964

Property and equipment, net	$2,068

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010
(Amounts in thousands, except share and per share data)
5. Accrued Expenses
Accrued expenses at March 31, 2010 consist of the following:

Contract costs	$57
Compensation	1,637
Commissions	488
Royalties	58
Warranty	544
Deferred revenue	264
Other accruals	430

Total	$3,478

6. Long-Term Contracts
Long-term contracts in process accounted for using the percentage-of-completion method are summarized as follows at March 31, 2010:

Accumulated expenditures on uncompleted contracts	$36,040
Estimated earnings thereon	10,547

Total	46,587
Less: Applicable progress billings	49,092

Total	$(2,505)

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted contracts in excess of billings	$2,136
Billings on uncompleted contracts in excess of costs and estimated earnings	(4,641)

Total	$(2,505)

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010
(Amounts in thousands, except share and per share data)
7. Related Party Transactions
On August 14, 2009, the Company entered into an Assistance and Provision of Services Agreement (the “Services Agreement”) with Microwave Vision and several subsidiaries of Microwave Vision, including Satimo. Microwave Vision owns 3.7 million shares of common stock of the Company, which it acquired through a reorganization involving its wholly owned subsidiary, Satimo. Pursuant to the Services Agreement, Microwave Vision agreed to provide management, operational, sales and marketing, legal, technical and other services to the Company, Satimo, and Microwave Vision’s other direct and indirect subsidiaries (collectively, the “Subsidiaries”). In consideration thereof, the Company, Satimo and each of the other Subsidiaries agreed to pay Microwave Vision, effective January 1, 2009, a fee to be determined as of the start of each calendar year based on the projected gross margins of each Subsidiary for that year, subject to an adjustment at year end based on the actual gross margins. In addition, the Company agreed to pay Microwave Vision an additional fee of 1% of its gross sales in consideration of the right to use the name “Microwave Vision” in the Company’s sales and marketing activities. Although the Service Agreement became effective retroactive to January 1, 2009, since it was not ratified until August 14, 2009, no charges in connection with the Services Agreement were recorded in the Company’s interim financial statements for the three months ended March 31, 2009. In addition, since the preliminary performance fee for the year ending December 31, 2010 has not been determined as of March 31, 2010, the Company has accrued an estimated quarterly fee of $0.4 million through this date, representing the pro rata portion of the fee incurred for the year ended December 31, 2009. The MVG fee may be subject to adjustment before the year end and will be adjusted at December 31, 2010 based upon the actual gross margin of each Subsidiary at year-end.
8. Segment and Geographic Information
The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations in other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three months ended March 31, 2010 and 2009.

Three months ended March 31, 2010	North America	Europe	Asia	Total

Revenues from unaffiliated customers	$2,816	$2,839	$1,667	$7,322
Cost of revenues from unaffiliated customers	1,754	1,939	1,181	4,874

Gross profit from unaffiliated customers	$1,062	$900	$486	$2,448

Three months ended March 31, 2009	North America	Europe	Asia	Total

Revenues from unaffiliated customers	$3,150	$687	$2,513	$6,350
Cost of revenues from unaffiliated customers	2,095	586	1,779	4,460

Gross profit from unaffiliated customers	$1,055	$101	$734	$1,890

In the table above “North America” includes all United States operations, and “Europe” includes subsidiaries in Germany and Israel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Certain information contained in this Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the Company’s financial condition, results of operations and liquidity and capital resources and statements as to management’s beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company’s filings with the Securities and Exchange Commission including in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).
Critical Accounting Policies
Revenue and Cost Recognition
The Company’s principal sources of contract revenues are from engineering and design services and the production of electro-mechanical equipment. Revenues from long-term fixed-price development contracts performed principally under the Company’s control are recognized on the percentage-of- completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract when such costs can be reasonably estimated. Contract costs include all direct material, labor and subcontractor costs and those indirect costs related to contract performance such as indirect labor, supplies and tool costs. General and administrative costs are charged to expense as incurred. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined. Revenues from electro-mechanical equipment sold to customers that are not part of a larger contract are recognized when the contract is substantially completed. Revenues recognized in excess of amounts billed are classified under current assets as costs and estimated earnings in excess of billings on uncompleted contracts. Amounts received from clients in excess of revenues recognized to date are classified under current liabilities as billings in excess of costs and estimated earnings on uncompleted contracts.
Accounts Receivable
The Company accounts for potential losses in accounts receivable utilizing the allowance method. In reviewing aged receivables, management considers their knowledge of customers, historical losses and current economic conditions in establishing the allowance for doubtful accounts.

Results of Operations
The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues	100.0%	100.0%
Gross profit	33.4	29.8
General and administrative	10.2	9.0
Sales and marketing	10.0	14.4
Research and development	3.5	5.3
Sales, marketing, general and administrative expenses — MVG	5.5	—
Operating income	4.2	1.1
Income before income taxes	4.2	0.8
Net income	4.2	0.8
Three months ended March 31, 2010 compared to three months ended March 31, 2009.
Revenues. Revenues for the three months ended March 31, 2010 were approximately $7.3 million compared to approximately $6.4 million for the three months ended March 31, 2009, an increase of approximately $0.9 million or 14.2%. Revenues from the wireless, automotive and university markets increased approximately $1.0 million, $0.1 million and $0.1 million respectively, while revenues from the wireless and EMC markets decreased $1.3 million and $0.04 million respectively. Revenues from the EMC, defense and satellite markets decreased $0.1, $0.1 and $0.04 million, respectively. Geographically, revenues from Europe increased approximately $2.2 million, reflecting increased business capture in 2009, while revenues from Asia and North America decreased approximately $0.8 million and $0.3 million respectively. The increase in revenues recognized during the three months ended March 31, 2010 over prior year levels reflects the higher beginning backlog at the beginning of 2010 as compared to the beginning of 2009.
Cost of revenues. Cost of revenues for the three months ended March 31, 2010 were approximately $4.9 million compared to approximately $4.5 million for the three months ended March 31, 2009, an increase of approximately $0.4 million or 8.9%. Gross margins increased to 33.4% for the three months ended March 31, 2010 from 29.8% for the three months ended March 31, 2009. The higher margin percentage in 2010 reflects work being performed on higher margin contracts in the current backlog and the substantial completion of lower margin Europe contracts in 2009.
General and administrative expense. General and administrative expenses for the three months ended March 31, 2010 were $0.8 million compared to $0.6 million for the three months ended March 31, 2009. This increase primarily reflects higher general and administrative expenses of the Israeli subsidiary which resulted from its move and separation from the Company’s former Israeli parent. As a percentage of revenues, general and administrative expenses increased to 10.2% for the three months ended March 31, 2010 from 9.0% for the three months ended March 31, 2009.

Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2010 were $0.7 million compared to $0.9 million for the three months ended March 31, 2009. This reduction reflects reduced agent commissions and marketing consultants as well as reduced travel. As a percentage of revenues, sales and marketing expenses decreased to 10.0% for the three months ended March 31, 2010, from 14.4% for the three months ended March 31, 2009.
Sales, marketing general and administrative-Microwave Vision Group. Although the Service Agreement became effective retroactive to January 1, 2009, since it was not ratified until August 14, 2009, no charges in connection with the Services Agreement were recorded in the Company’s interim financial statements for the three months ended March 31, 2009. In addition, since the preliminary performance fee for the year ending December 31, 2010 has not been determined as of March 31, 2010, the Company has accrued an estimated quarterly fee of $0.4 million through this date, representing the pro rata portion of the fee incurred for the year ended December 31, 2009. The MVG fee may be subject to adjustment before the year end and will be adjusted at December 31, 2010 based upon the actual gross margin of each Subsidiary at year-end.
Research and development expenses. Research and development expenses for the three months ended March 31, 2010 and March 31, 2009, remained constant at $0.3 million. As a percentage of revenues, research and development decreased to 3.5% for the three months ended March 31, 2010 from 5.3% for the three month period ended March 31, 2009.
Other -income (loss), net. Other income (loss), net, for the three months ended March 31, 2010 was approximately $0.004 million compared to other loss, net of $0.02 million for the three months ended March 31, 2009. The Company’s other income, net in 2010 results primarily from foreign currency exchange gains attributable to expenses payable in Euros.
Income taxes. The Company has not recorded any income tax expense attributable to its income for the three months ended March 31, 2010 and for the three months ended March 31, 2009 as a result of prior years’ net operating loss carryforwards for which no income tax benefits had previously been recognized for financial accounting purposes.
Earnings per share. The exercise price of the Company’s outstanding stock options was greater than the Company’s average stock price for the three month periods ended March 31, 2010 and March 31, 2009. This resulted in the Company having no dilutive shares outstanding for the three month periods ended March 31, 2010 and March 31, 2009.

Liquidity and Capital Resources
The Company has satisfied its working capital requirements through cash flows from operations. Net cash generated by operating activities during the three months ended March 31, 2010 was approximately $2.6 million compared to net cash generated by operations of $1.3 million during the three months ended March 31, 2009. The reduction of accounts receivable of approximately $3.0 million, the increase in of billings in excess of costs and estimated earnings of $1.9 million were the most significant sources of cash for the three months ended March 31, 2010. The decrease in accounts payable and accrued expenses of approximately $1.9 million was the most significant use of cash for the three months ended March 31, 2010.
Net cash used in investing activities during the three months ended March 31, 2010 for the purchase of property and equipment was $0.1 million compared to $0.09 million for the three months ended March 31, 2009.
Cash generated by operations for the three months ended March 31, 2010 was used to repay $0.3 million outstanding on the lines of credit. The Company is currently in discussions with its domestic bank to renew its line of credit facility and to increase the amount available under the line of credit to $2.0 million from the current $0.75 million. The Company’s current line of credit facility expires on June 30, 2010.
The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency, primarily the Euro. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the three months ended March 31, 2010, approximately 75% of the Company’s revenues were billed in U.S. dollars. Substantially all of the costs of the Company’s contracts have been, and are expected in the future to continue to be, U.S. dollar-denominated except for wages for employees of the Company’s Israeli and German subsidiaries, which are denominated in local currency.
Inflation and Seasonality
The Company does not believe that inflation or seasonality has had a significant effect on the Company’s operations to date.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at March 31, 2010, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

Item 4T. Controls and Procedures
(a)
Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, these controls and procedures were effective.

(b)
Change in Internal Control. There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is not currently subject to any material legal proceedings and is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company’s business, operating results, or financial condition.
Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.
Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Per Iversen, President and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Relland Winand, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Per Iversen, President and Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Relland Winand, Chief Financial Officer.

ORBIT/FR, Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Orbit/FR, Inc.
Registrant

Date: May 17, 2010

/s/ Per Iversen

President and Chief Executive Officer

Date: May 17, 2010

/s/ Relland Winand

Chief Financial Officer