Form 10-Q
period 2010-06-30
ORBIT FR INC
filed 2010-08-19
CIK 1037115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 6,084,473 shares of common stock, $.01 par value, outstanding as of August 19, 2010.

ORBIT/FR, Inc.

ORBIT/FR, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30,	December 31,
	2010	2009
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$2,839	$1,622
Accounts receivable, less allowance of $58 and $67	6,467	9,207
Inventory	2,826	2,681
Costs and estimated earnings in excess of billings on uncompleted contracts	4,292	1,668
Income tax refunds receivable	292	542
Deferred income taxes	979	835
Other	545	277

Total current assets	18,240	16,832

Property and equipment, net	2,367	2,093
Deferred income taxes	835	887
Cost in excess of net assets acquired	301	301

Total assets	$21,743	$20,113

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,708	$3,946
Accounts payable—parent company	1,308	1,482
Accrued expenses	3,422	3,355
Short term bank financing	—	250
Customer advances	83	13
Billings in excess of costs and estimated earnings on uncompleted contracts	4,826	2,813

Total liabilities, all current	12,347	11,859

Stockholders’ equity:
Preferred stock: $.01 par value: Authorized shares—2,000,000 Issued and outstanding shares—none	—	—
Common stock: $.01 par value: Authorized shares—10,000,000 Issued shares—6,084,473	61	61
Additional paid-in capital	16,480	16,460
Accumulated deficit	(6,718)	(8,024)
Accumulated other comprehensive (loss) — foreign translation adjustment	(184)	—
Treasury stock—82,700 shares	(243)	(243)

Total stockholders’ equity	9,396	8,254

Total liabilities and stockholders’ equity	$21,743	$20,113

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Contract revenues	$9,136	$6,600	$16,458	$12,950
Cost of revenues	6,256	4,459	11,130	8,919

Gross profit	2,880	2,141	5,328	4,031

Operating expenses:
General and administrative:	744	669	1,496	1,238
Sales and marketing:	764	911	1,497	1,824
Sales, marketing, general and administrative — MVG	283	635	683	635
Research and development	311	377	564	712
Loss on disposal of assets	—	154	—	154

Total operating expenses	2,102	2,746	4,240	4,563

Operating income (loss)	778	(605)	1,088	(532)

Other income (loss), net	122	(101)	126	(122)

Income (loss) before income taxes	900	(706)	1,214	(654)
Income tax (benefit)	(92)	—	(92)	—

Net income (loss)	992	(706)	1,306	(654)

Other comprehensive (loss) — foreign translation adjustment	(108)	—	(184)	—

Total comprehensive income (loss)	$884	$(706)	$1,122	$(654)

Basic income (loss) per share	$0.17	$(0.12)	$0.22	$(0.11)

Diluted income (loss) per share	$0.16	$(0.12)	$0.22	$(0.11)

Weighted average number basic common shares	6,001,773	6,001,573	6,001,773	6,001,573

Weighted average number diluted common shares	6,042,119	6,001,573	6,012,852	6,001,573

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,306	$(654)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	215	167
Loss on disposal of fixed assets		53
Stock based compensation	20	54
Deferred income taxes	(92)	—
Changes in operating assets and liabilities:
Accounts receivable	2,626	2,504
Inventory	(160)	(580)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,671)	(1,290)
Income tax refunds receivable	250	(65)
Other current assets	(274)	(284)
Accounts payable and accrued expenses	(1,277)	419
Accounts payable—parent company	(216)	699
Customer advances	73	(267)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,102	1,418

Net cash provided by operating activities	1,902	2,174

Cash flows from investing activities:
Purchase of property and equipment	(552)	(631)

Net cash (used in) investing activities	(552)	(631)

Cash flows from financing activities:
Proceeds from short term notes payable	—	400

Repayment of short term notes payable	(250)	(1,681)

Net cash (used in) financing activities	(250)	(1,281)

Effect of exchange rate changes on cash and cash equivalents	117	—

Net increase in cash and cash equivalents	1,217	262
Cash and cash equivalents at beginning of period	1,622	1,521

Cash and cash equivalents at end of period	$2,839	$1,783

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$178	$77

Cash paid during the period for interest	$—	$12

See accompanying notes.

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2010
(Amounts in thousands, except share and per share data)
1. Ownership and Basis of Presentation
ORBIT/FR, Inc. (the “Company”) was incorporated in Delaware on December 9, 1996, as a wholly owned subsidiary of Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation. On May 13, 2008, Orbit-Alchut Technologies, Ltd. (“Alchut”) sold all of its 3.7 million shares of common stock of the Company to Satimo, SA (“Satimo”). On June 30, 2009, Microwave Vision Group, SA, (“Microwave Vision”), acquired all 3.7 million common shares of the Company through a reorganization involving its wholly owned subsidiary, Satimo. The Company develops markets and supports sophisticated automated microwave test and measurement systems for the wireless communications, satellite, automotive, aerospace/defense and electromagnetic compatibility (EMC) industries, and manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems. ORBIT/FR, Inc., a holding company, supports its world-wide customers through its subsidiaries: ORBIT/FR Engineering, LTD (Israel) (hereinafter referred to as “Engineering”); ORBIT/FR Europe GmbH (Germany); Advanced Electromagnetics, Inc. (“AEMI”) (San Diego, CA); and Orbit Advanced Technologies, Inc. and Flam and Russell, Inc, (Horsham, PA). The Company sells its products to customers throughout North America, Europe and Asia.
2. Summary of Significant Accounting Policies
Interim Financial Information
The accompanying unaudited consolidated financial statements for the six and three months ended June 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The consolidated financial statements and footnotes should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company’s Form 10-K for the year ended December 31, 2009, filed on March 31, 2010 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2009.

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2010
(Amounts in thousands, except share and per share data)
3. Inventory
Inventory at June 30, 2010 consists of the following:

Parts and components	$2,592
Work- in- process	234

Total	$2,826

4. Property and Equipment
Property and equipment at June 30, 2010 consists of the following:

Lab and computer equipment	$2,801
Office equipment	833
Transportation equipment	61
Furniture and fixtures	12
Fixed assets in progress	93
Leasehold improvements	648

Total	4,448
Less accumulated depreciation	2,081

Property and equipment, net	$2,367

5. Accrued Expenses
Accrued expenses at June 30, 2010 consist of the following:

Contract costs	$130
Compensation	1,584
Commissions	525
Royalties	65
Warranty	532
Deferred revenue	180
Other accruals	406
Total	$3,422

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2010
(Amounts in thousands, except share and per share data)
6. Long-Term Contracts
Long-term contracts in process accounted for using the percentage-of-completion method are summarized as follows at June 30, 2010:

Accumulated expenditures on uncompleted contracts	$41,006
Estimated earnings thereon	13,169

Total	54,175
Less: Applicable progress billings	(54,709)

Balance	$(534)

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted contracts in excess of billings	$4,292
Billings on uncompleted contracts in excess of costs and estimated earnings	(4,826)

Total	$(534)

7. Income Taxes
The Company has recorded an income tax benefit of $0.1 million attributable to the elimination of the deferred tax asset reserve applicable to its net operating loss carryforwards in Israel for which an income tax benefit had previously not been recognized for financial accounting purposes. Such action was the result of current and projected future profit from the Company’s subsidiary in Israel.
8. Related Party Transactions
On August 14, 2009, the Company entered into an Assistance and Provision of Services Agreement (the “Services Agreement”) with Microwave Vision and several subsidiaries of Microwave Vision, including Satimo. Microwave Vision owns 3.7 million shares of common stock of the Company, which it acquired through a reorganization involving its wholly owned subsidiary, Satimo. Pursuant to the Services Agreement, Microwave Vision agreed to provide management, operational, sales and marketing, legal, technical and other services to the Company, Satimo, and Microwave Vision’s other direct and indirect subsidiaries (collectively, the “Subsidiaries”). In consideration thereof, the Company, Satimo and each of the other Subsidiaries agreed to pay Microwave Vision, effective January 1, 2009, a fee to be determined as of the start of each calendar year based on the projected gross margins of each Subsidiary for that year, subject to an adjustment at year end based on the actual gross margins. In addition, the Company agreed to pay Microwave Vision an additional fee of 1% of its gross sales in consideration of the right to use the name “Microwave Vision” in the Company’s sales and marketing activities. Although the Service Agreement became effective retroactive to January 1, 2009, since it was not ratified until August 14, 2009, no charges in connection with the Services Agreement were recorded in the Company’s interim financial statements for the three months ended March 31, 2009, but the interim financial statement for the three months ended June 30, 2009 included the cumulative charges from January 1, 2009 through June 30, 2009. The estimated performance fee for the year ending December 31, 2010 has been determined as of June 30, 2010. The Company has accrued a fee of $0.7 million through this date.

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2010
(Amounts in thousands, except share and per share data)
9. Segment and Geographic Information
The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations in other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three month and six months ended June 30, 2010 and 2009.

Three months ended June 30, 2010	North America	Europe	Asia	Total

Contract revenues to unaffiliated customers	$3,801	$3,373	$1,962	$9,136
Cost of revenues to unaffiliated customers	2,453	2,517	1,286	6,256

Gross profit from unaffiliated customers	$1,348	$856	$676	$2,880

Three months ended June 30, 2009	North America	Europe	Asia	Total

Contract revenues to unaffiliated customers	$3,085	$2,708	$807	$6,600
Cost of revenues to unaffiliated customers	2,191	1,752	516	4,459

Gross profit from unaffiliated customers	$894	$956	$291	$2,141

Six months ended June 30, 2010	North America	Europe	Asia	Total

Contract revenues to unaffiliated customers	$6,617	$6,212	$3,629	$16,458
Cost of revenues to unaffiliated customers	4,208	4,455	2,467	11,130

Gross profit from unaffiliated customers	$2,409	$1,757	$1,162	$5,328

Six months ended June 30, 2009	North America	Europe	Asia	Total

Contract revenues to unaffiliated customers	$6,235	$3,395	$3,320	$12,950
Cost of revenues to unaffiliated customers	4,286	2,338	2,295	8,919

Gross profit from unaffiliated customers	$1,949	$1,057	$1,025	$4,031

In the table above “North America” includes all United States operations, and “Europe” includes subsidiaries in Germany and Israel.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Certain information contained in this Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the Company’s financial condition, results of operations and liquidity and capital resources and statements as to management’s beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company’s filings with the Securities and Exchange Commission including in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).
Critical Accounting Policies
Revenue and Cost Recognition
The Company’s principal sources of contract revenues are from engineering and design services and the production of electro-mechanical equipment. Revenues from long-term fixed-price development contracts performed principally under the Company’s control are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract when such costs can be reasonably estimated. Contract costs include all direct material, labor and subcontractor costs and those indirect costs related to contract performance such as indirect labor, supplies and tool costs. General and administrative costs are charged to expense as incurred. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined. Any estimated losses on contracts are recorded in the period losses are first identified. Revenues from electro-mechanical equipment sold to customers that are not part of a larger contract are recognized when the contract is substantially completed. Revenues recognized in excess of amounts billed are classified under current assets as costs and estimated earnings in excess of billings on uncompleted contracts. Amounts received from clients in excess of revenues recognized to date are classified under current liabilities as billings in excess of costs and estimated earnings on uncompleted contracts.
Accounts Receivable
The Company accounts for potential losses in accounts receivable utilizing the allowance method. In reviewing aged receivables, management considers their knowledge of its’ customers, historical losses and current economic conditions in establishing the allowance for doubtful accounts.

Results of Operations
The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	31.5	32.4	32.4	31.1
General and administrative	8.1	10.1	9.1	9.6
Sales and marketing	8.4	13.8	9.1	14.1
Research and development	3.4	5.7	3.4	5.5
Microwave Vision Group corporate expenses	3.1	9.6	4.2	4.9
Loss on disposal of assets	—	2.3	—	1.1
Operating income (loss)	8.5	(9.1)	6.6	(4.1)
Income (loss) before income taxes	9.9	(10.7)	7.4	(5.1)
Net income (loss)	10.9	(10.7)	7.9	(5.1)
Three months ended June 30, 2010 compared to three months ended June 30, 2009.
Revenues. Revenues for the three months ended June 30, 2010 were approximately $9.1 million compared to approximately $6.6 million for the three months ended June 30, 2009, an increase of approximately $2.5 million or 37.9%. Revenues from the defense, automotive, and satellite markets increased approximately $2.5 million, $0.2 million and $0.2 million respectively, while revenues from the wireless and university markets both decreased $0.2 million, respectively. Geographically, revenues from all three geographic areas increased. Asia increased approximately $1.1 million, while revenues from North America and Europe each increased approximately $0.7 million. The increase in revenues recognized during the three months ended June 30, 2010 over prior year levels reflects the higher beginning backlog at the beginning of 2010 as compared to the beginning of 2009.
Cost of revenues. Cost of revenues for the three months ended June 30, 2010 were approximately $6.3 million compared to approximately $4.5 million for the three months ended June 30, 2009, an increase of approximately $1.8 million or 40.0%. Gross margins decreased to 31.5% for the three months ended June 30, 2010 from 32.4% for the three months ended June 30, 2009. The lower margin percentage in 2010 reflects losses incurred in connection with performance of a contract with a European customer. All losses on this contract have been recognized in the current period. This reduction to gross margin was partially offset by higher margin on North America contracts. In addition, gross margin was reduced by $0.4 million due to a book to physical inventory adjustment at one of its subsidiaries.
General and administrative expense. General and administrative expenses, exclusive of the charges from MVG, were $0.7 million for the three months ended June 30, 2010 and June 30, 2009. As a percentage of revenues, these general and administrative expenses decreased to 8.1% for the three months ended June 30, 2010 from 10.1% for the three months ended June 30, 2009 reflecting increased sales in the current three month period.

Sales and marketing expenses. Sales and marketing expense, exclusive of the charges from MVG, for the three months ended June 30, 2010 was $0.8 million compared to $0.9 million for the three months ended June 30, 2009. This reduction reflects reduced agent commissions and marketing consultant fees. As a percentage of revenues, sales and marketing expenses decreased to 8.4% for the three months ended June 30, 2010, from 13.8% for the three months ended June 30, 2009.
Sales, marketing general and administrative-Microwave Vision Group. Although the Service Agreement became effective retroactive to January 1, 2009, since it was not ratified until August 14, 2009, no charges in connection with the Services Agreement were recorded in the Company’s interim financial statements for the three months ended March 31, 2009, but the interim financial statement for the three months ended June 30, 2009 included the cumulative charges from January 1, 2009 through June 30, 2009. The estimated charges for the year ending December 31, 2010 have been determined as of June 30, 2010. The Company has accrued a fee of $0.3 million for the three months ended June 30, 2010 representing the difference in the fee charge for the six months ended June 30, 2010 and the amount recorded at March 31, 2010, which was based on a preliminary estimate. The MVG fee is subject to adjustment at December 31, 2010 based upon the actual gross margin of each subsidiary for the year.
Research and development expenses. Research and development expenses for the three months ended June 30, 2010 and June 30, 2009 were $0.3 million and $0.4 million, respectively. This decrease is due to the reduced use of consultants and the use of research and development personnel to meet contract commitments. As a percentage of revenues, research and development decreased to 3.4% for the three months ended June 30, 2010 from 5.7% for the three month period ended June 30, 2009.
Other -income (loss), net. Other income net, for the three months ended June 30, 2010 was approximately $0.1 million compared to other loss, net of $0.1 million for the three months ended June 30, 2009. The Company’s other income, net in 2010 results primarily from foreign currency exchange gains attributable to expenses payable in Euros.
Income taxes. The Company has recorded an income tax benefit of $0.1 million attributable to the elimination of the deferred tax asset reserve applicable to its net operating loss carryforwards in Israel for which an income tax benefit had previously not been recognized for financial accounting purposes. Such action was the result of current and projected future profit from the Company’s subsidiary in Israel.
Six months ended June 30, 2010 compared to six months ended June 30, 2009.
Revenues. Revenues for the six months ended June 30, 2010 were approximately $16.5 million, compared to approximately $13.0 million for the six months ended June 30, 2009, an increase of approximately $3.5 million or 26.9%. Revenues from the defense, wireless, automotive and satellite markets increased approximately $2.4 million, $0.8 million, $0.3 million and $.2 million, respectively. Revenues from the university and EMC markets both decreased approximately $0.1 million, respectively. Geographically, revenues from Europe, North America and Asia increased approximately $2.8 million, $0.4 million and $0.3 million, respectively. The increase in revenues recognized during the six months ended June 30, 2010 over prior year levels is primarily the result of higher beginning backlog levels at the beginning of 2010 as compared to the beginning of 2009.

Cost of revenues. Cost of revenues for the six months ended June 30, 2009 were approximately $11.1 million compared to approximately $8.9 million for the six months ended June 30, 2010, an increase of approximately $2.2 million or 24.7%. Gross margins increased to 32.4% for the six months ended June 30, 2010 from 31.1% for the six months ended June 30, 2009. The higher gross margin percentage in 2010 versus 2009 is largely the result of increased North America gross margin partially offset by lower European gross margin. North America gross margin percentage increased in 2010 relative to 2009 due to the completion in 2009 of a large North America contract with a low gross margin. The reduction in the Europe gross margin percentage is due to the loss recognized on a European contract in the three month period ended June 30, 2010. In addition, gross margin was reduced by $0.4 million due to a book to physical inventory adjustment at one of its subsidiaries in the three month period ended June 30, 2010.
General and administrative expenses. General and administrative expenses, exclusive of the charges from MVG, for the six months ended June 30, 2010 were approximately $1.5 million compared to approximately $1.2 million for the six months ended June 30, 2009. This increase is due to increased general and administrative expenses of the Israeli subsidiary which resulted from the move and separation from the Company’s former Israeli parent. As a percentage of revenues, general and administrative expenses decreased to 9.1% for the six months ended June 30, 2010 from 9.6% for the six months ended June 30, 2009, reflecting an increase in sales in the current six month period.
Sales and marketing expenses. Sales and marketing expenses, exclusive of the charges from MVG, for the six months ended June 30, 2010 were approximately $1.5 million, compared to approximately $1.8 million for the six months ended June 30, 2009. This decrease is primarily due to reduced agent commissions. As a percentage of revenues, sales and marketing expenses decreased to 9.1% for the six months ended June 30, 2010, from 14.1% for the six months ended June 30, 2009.
Sales, marketing general and administrative-Microwave Vision Group. The estimated performance fee for the year ending December 31, 2010 has been determined as of June 30, 2010. The Company has accrued a fee of $0.7 million through this date. The MVG fee is subject to adjustment as at December 31, 2010 based upon the actual gross margin of each subsidiary for the year.
Research and development expenses. Research and development expenses for the six months ended June 30, 2010 were $0.6 million compared to $0.7 million for the six months ended June 30, 2009. As a percentage of revenues, research and development expenses decreased to 5.5% for the six months ended June 30, 2009 from 3.4% for the six months ended June 30, 2009. The decreased research and development expenses are primarily due to reduced use of consultants and the use of research and development personnel to meet contract commitments.
Loss on disposal of assets. The Company recorded a loss of $154,000 on the disposal of assets in the six months ended June 30, 2009. The Company had entered into an executive employment agreement with the Company’s current Chief Executive Officer (CEO) which provided that if he was unable to independently sell his home in Atlanta by October 10, 2008, the Company would provide a guaranteed home purchase agreement at fair market value. On December 17, 2008, the Company reimbursed the CEO for the equity he had accumulated on the home based upon the then fair market value. On June 23, 2009 the home was sold. However, the Company was unable to fully recover the equity amount paid which resulted in a loss on disposal of assets of approximately $101,000. In addition, the move of the Israeli operation to their new location resulted in a loss on disposal of assets of $53,000. There was no loss on disposal of assets for the six month period ended June 30, 2010.
Other-income (loss),net, Other income net, for the six months ended June 30, 2010 was approximately $0.1 million compared to other loss, net, of $0.1 million for the six months ended June 30, 2009. The Company’s other income, net in 2010 results primarily from foreign currency exchange gains attributable to expenses payable in Euros.

Income taxes. The Company has recorded an income tax benefit of $0.1 million attributable to the elimination of the deferred tax asset reserve applicable to its net operating loss carryforwards in Israel for which an income tax benefit had previously not been recognized for financial accounting purposes. Such action was the result of current and projected future profit from the Company’s subsidiary in Israel.
Liquidity and Capital Resources
The Company has satisfied its working capital requirements through cash flows from operations. Net cash generated by operating activities during the six months ended June 30, 2010 was approximately $1.9 million compared to net cash generated by operations of $2.2 million during the six months ended June 30, 2009. The reduction of accounts receivable of approximately $2.6 million and the increase in billings in excess of costs and estimated earnings of $2.1 million were the most significant sources of cash for the six months ended June 30, 2010. The decrease in costs and estimated earnings in excess of billings on uncompleted contracts of approximately $2.7 million and the reduction of accounts payable and accrued expenses of approximately $1.3 million was the most significant use of cash for the six months ended June 30, 2010.
Net cash used in investing activities for the purchase of property and equipment was $0.6 million for both six month periods ended June 30, 2010 and June 30, 2009.
Cash generated by operations for the six months ended June 30, 2010 was used to repay $0.3 million outstanding on the lines of credit. On June 28, 2010 the Company renewed its credit facility. The amount available under the line of credit has been increased to $2.0 million from the previous $0.75 million. This credit facility expires on April 30, 2011.
The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency, primarily the Euro. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the six months ended June 30, 2010, approximately 83% of the Company’s revenues were billed in U.S. dollars. Substantially all of the costs of the Company’s contracts have been, and are expected in the future to continue to be, U.S. dollar-denominated except for wages for employees of the Company’s Israeli and German subsidiaries, which are denominated in local currency.
Inflation and Seasonality
The Company does not believe that inflation or seasonality has had a significant effect on the Company’s operations to date.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at June 30, 2010, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

Item 4.	Controls and Procedures
(a)
Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, these controls and procedures were effective.

(b)
Change in Internal Control. There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not currently subject to any material legal proceedings and is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company’s business, operating results, or financial condition.

Item 1A.	Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 may not be the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.

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

Orbit/FR, Inc.
Registrant

Date: August 19, 2010
/s/ Per Iversen
President and Chief Executive Officer

Date: August 19, 2010
/s/ Relland Winand
Chief Financial Officer