Form 10-Q
period 2010-09-30
ORBIT FR INC
filed 2010-11-19
CIK 1037115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ X No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 6,084,473 shares of common stock, $.01 par value, outstanding as of November 15, 2010.

ORBIT/FR, Inc.

ORBIT/FR, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30,	December 31,
	2010	2009
	Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$3,433	$1,622
Accounts receivable, less allowance of $90 and $67	5,603	9,207
Inventory	2,870	2,681
Costs and estimated earnings in excess of billings on uncompleted contracts	5,136	1,668
Income tax refunds receivable	543	542
Deferred income taxes	726	835
Other	501	277

Total current assets	18,812	16,832

Property and equipment, net	2,372	2,093
Deferred income taxes	1,093	887
Cost in excess of net assets acquired	301	301

Total assets	$22,578	$20,113

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,883	$3,946
Accounts payable—parent company	1,874	1,482
Accrued expenses	3,504	3,355
Short term bank financing	—	250
Customer advances	11	13
Billings in excess of costs and estimated earnings on uncompleted contracts	3,338	2,813

Total liabilities, all current	12,610	11,859

Stockholders’ equity:
Preferred stock: $.01 par value:
Authorized shares—2,000,000
Issued and outstanding shares—none	—	—
Common stock: $.01 par value:
Authorized shares—10,000,000
Issued shares—6,084,473	61	61
Additional paid-in capital	16,490	16,460
Accumulated deficit	(6,292)	(8,024)
Accumulated other comprehensive (loss) - foreign translation adjustment	(48)	—
Treasury stock—82,700 shares	(243)	(243)

Total stockholders’ equity	9,968	8,254

Total liabilities and stockholders’ equity	$22,578	$20,113

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Contract revenues	$9,700	$7,755	$26,158	$20,705
Cost of revenues	6,948	4,983	18,078	13,902

Gross profit	2,752	2,772	8,080	6,803

Operating expenses:
General and administrative:	802	865	2,298	2,103
Sales and marketing:	702	791	2,199	2,615
Sales, marketing, general and administrative — MVG	342	317	1,025	952
Research and development	414	312	978	1,024
Loss on disposal of assets	—	—	—	154

Total operating expenses	2,260	2,285	6,500	6,848

Operating income (loss)	492	487	1,580	(45)
Other (loss), net	(204)	(21)	(78)	(143)

Income (loss) before income taxes	288	466	1,502	(188)
Income tax (benefit)	(139)	—	(231)	—

Net income (loss)	427	466	1,733	(188)

Other comprehensive income (loss) - foreign translation adjustment	136	—	(48)	—

Total comprehensive income (loss)	$563	$466	$1,685	$(188)

Basic income (loss) per share	$0.07	$0.08	$0.29	$(0.03)

Diluted income (loss) per share	$0.07	$0.08	$0.29	$(0.03)

Weighted average number basic common shares	6,001,773	6,001,573	6,001,773	6,001,573

Weighted average number diluted common shares	6,026,250	6,001,573	6,017,532	6,001,573

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,733	$(188)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	376	284
Loss on disposal of fixed assets	—	53
Stock based compensation	31	76
Deferred income taxes	(97)	—
Changes in operating assets and liabilities:
Accounts receivable	3,533	1,472
Inventory	(195)	(219)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,466)	(1,099)
Income tax refunds receivable	—	175
Other current assets	(228)	(407)
Accounts payable and accrued expenses	94	245
Accounts payable—parent company	377	1,085
Customer advances	(2)	(546)
Billings in excess of costs and estimated earnings on uncompleted contracts	573	915

Net cash provided by operating activities	2,729	1,846

Cash flows from investing activities:
Purchase of property and equipment	(729)	(1,078)

Net cash (used in) investing activities	(729)	(1,078)

Cash flows from financing activities:
Proceeds from short term notes payable	—	800
Repayment of short term notes payable	(250)	(1,817)

Net cash (used in) financing activities	(250)	(1,017)

Effect of exchange rate changes on cash and cash equivalents	61	—

Net increase in cash and cash equivalents	1,811	(249)
Cash and cash equivalents at beginning of period	1,622	1,521

Cash and cash equivalents at end of period	$3,433	$1,272

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for income taxes	$243	$(168)

Cash paid during the period for interest	$4	$12

See accompanying notes.

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010
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
2. Summary of Significant Accounting Policies
Interim Financial Information
The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The consolidated financial statements and footnotes should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company’s Form 10-K for the year ended December 31, 2009, filed on March 31, 2010 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2009.

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010
(Amounts in thousands, except share and per share data)
3. Inventory
Inventory at September 30, 2010 consists of the following:

Parts and components	$2,707
Work- in- process	163

Total	$2,870

4. Property and Equipment
Property and equipment at September 30, 2010 consists of the following:

Lab and computer equipment	$2,897
Office equipment	871
Transportation equipment	61
Furniture and fixtures	12
Fixed assets in progress	124
Leasehold improvements	650

Total	4,615
Less accumulated depreciation	2,243

Property and equipment, net	$2,372

5. Accrued Expenses
Accrued expenses at September 30, 2010 consist of the following:

Contract costs	$52
Compensation	1,637
Commissions	612
Royalties	53
Warranty	470
Deferred revenue	96
Other accruals	584

Total	$3,504

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010
(Amounts in thousands, except share and per share data)
6. Long-Term Contracts
Long-term contracts in process accounted for using the percentage-of-completion method are summarized as follows at September 30, 2010:

Accumulated expenditures on uncompleted contracts	$48,068
Estimated earnings thereon	15,668

Total	63,736
Less: Applicable progress billings	(61,938)

Balance	$1,798

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted contracts in excess of billings	$5,136
Billings on uncompleted contracts in excess of costs and estimated earnings	(3,338)

Total	$1,798

7. Income Taxes
The Company has remaining net operating loss carryforwards in the United States for which no income tax benefit had previously been recognized. For the three and nine month periods ended September 30, 2010, the Company’s pretax U.S. income was offset by a portion of the loss carryforwards. In addition, the Company recorded the $0.03 million and $0.1 million benefit resulting from the elimination of a portion of the deferred tax asset reserve applicable to the remaining carryforwards based on an assessment of future profitable U.S. operations. In addition, the Company has recorded an income tax benefit of $0.1 million for the nine months ended September 30, 2010 attributable to the elimination of a similar deferred tax asset reserve applicable to its net operating loss carryforwards in Israel for which an income tax benefit had previously not been recognized for financial accounting purposes. Such action was the result of current and projected future profit from the Company’s subsidiary in Israel. The company has also recorded an income tax benefit of $0.2 million for the three and nine months ended September 30, 2010 attributable to the reversal of accrued taxes for prior years by the Israeli subsidiary that are no longer required as those years have been settled with the Israeli taxing authorities.
The net tax credits for the three and nine month periods ended September 30, 2010 result from the foregoing credits, less income tax accruals on the earnings of the Company’s German subsidiary. There was no income tax expense recorded for the three and nine month periods ended September 30, 2009 as a result of the existence of the foregoing net operating loss carryforwards.

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010
(Amounts in thousands, except share and per share data)
8. Related Party Transactions
On August 14, 2009, the Company entered into an Assistance and Provision of Services Agreement (the “Services Agreement”) with Microwave Vision and several subsidiaries of Microwave Vision, including Satimo. Microwave Vision owns 3.7 million shares of common stock of the Company, which it acquired through a reorganization involving its wholly owned subsidiary, Satimo. Pursuant to the Services Agreement, Microwave Vision agreed to provide management, operational, sales and marketing, legal, technical and other services to the Company, Satimo, and Microwave Vision’s other direct and indirect subsidiaries (collectively, the “Subsidiaries”). In consideration thereof, the Company, Satimo and each of the other Subsidiaries agreed to pay Microwave Vision, effective January 1, 2009, a fee to be determined as of the start of each calendar year based on the projected gross margins of each Subsidiary for that year, subject to an adjustment at year end based on the actual gross margins. In addition, the Company agreed to pay Microwave Vision an additional fee of 1% of its gross sales in consideration of the right to use the name “Microwave Vision” in the Company’s sales and marketing activities. The estimated performance fee for the year ending December 31, 2010 has been determined as of June 30, 2010. The Company has accrued a fee of $1.0 million through September 30, 2010 based upon the estimated performance for the year as determined as of June 30, 2010.
9. Segment and Geographic Information
The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations in other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the three month and nine months ended September 30, 2010 and 2009. The following table is exclusive of intercompany transactions within the Company.

Three months ended September 30, 2010	North America	Europe	Asia	Total

Contract revenues	$5,157	$2,912	$1,631	$9,700
Cost of revenues	3,946	1,979	1,023	6,948

Gross profit	$1,211	$933	$608	$2,752

Three months ended September 30, 2009	North America	Europe	Asia	Total

Contract revenues	$3,482	$2,588	$1,685	$7,755
Cost of revenues	2,122	1,703	1,158	4,983

Gross profit	$1,360	$885	$527	$2,772

Nine months ended September 30, 2010	North America	Europe	Asia	Total

Contract revenues	$11,775	$9,123	$5,260	$26,158
Cost of revenues	8,154	6,434	3,490	18,078

Gross profit	$3,621	$2,689	$1,770	$8,080

Nine months ended September 30, 2009	North America	Europe	Asia	Total

Contract revenues	$9,717	$5,983	$5,005	$20,705
Cost of revenues	6,408	4,041	3,453	13,902

Gross profit	$3,309	$1,942	$1,552	$6,803

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
Critical Accounting Policies
Revenue and Cost Recognition
The Company’s principal sources of contract revenues are from engineering and design services and the production of electro-mechanical equipment. Revenues from long-term fixed-price development contracts performed principally under the Company’s control are recognized on the percentage-of- completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract when such costs can be reasonably estimated. Contract costs include all direct material, labor and subcontractor costs and those indirect costs related to contract performance such as indirect labor, supplies and equipment costs. General and administrative costs are charged to expense as incurred. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined. Any estimated losses on contracts are recorded in the period losses are first identified. Revenues from electro-mechanical equipment sold to customers that are not part of a larger contract are recognized when the contract is substantially completed. Revenues recognized in excess of amounts billed are classified under current assets as costs and estimated earnings in excess of billings on uncompleted contracts. Amounts received from clients in excess of revenues recognized to date are classified under current liabilities as billings in excess of costs and estimated earnings on uncompleted contracts.

Accounts Receivable
The Company accounts for potential losses in accounts receivable utilizing the allowance method. In reviewing aged receivables, management considers their knowledge of our customers, historical losses and current economic conditions in establishing the allowance for doubtful accounts.
Results of Operations
The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	28.3	35.8	30.9	32.9
General and administrative	8.3	11.2	8.8	10.1
Sales and marketing	7.2	10.2	8.4	12.6
Research and development	4.3	4.0	3.7	4.9
Microwave Vision Group corporate expenses	3.5	4.1	3.9	4.6
Loss on disposal of assets	—	—	—	0.7
Operating income (loss)	5.0	6.3	6.1	(0.2)
Income (loss) before income taxes	3.0	6.0	5.7	(0.9)
Net income (loss)	4.4	6.0	6.6	(0.9)
Three months ended September 30, 2010 compared to three months ended September 30, 2009.
Revenues. Revenues for the three months ended September 30, 2010 were approximately $9.7 million compared to approximately $7.8 million for the three months ended September 30, 2009, an increase of approximately $1.9 million or 24.4%. Revenues from the defense, wireless, satellite and university markets increased approximately $0.7 million, $0.6 million, $0.4 and $0.3 million respectively, while revenues from the EMC and automotive markets each decreased less than $0.1 million. Geographically, revenues from North America and Europe increased $1.7 million and $0.3 million respectively. Asia revenues decreased approximately $0.1 million. The increase in revenues recognized during the three months ended September 30, 2010 over prior year levels reflects the higher beginning backlog at the beginning of 2010 as compared to the beginning of 2009.

Cost of revenues. Cost of revenues for the three months ended September 30, 2010 was approximately $6.9 million compared to approximately $5.0 million for the three months ended September 30, 2009, an increase of approximately $1.9 million or 38.0%. Gross margins decreased to 28.3% of revenues for the three months ended September 30, 2010 from 35.8% for the three months ended September 30, 2009. The lower gross margin percentage reflects gross margin adjustments to several domestic contracts because the estimated costs at completion have increased. The Company does not believe that any additional margin adjustments will be required for these contracts in the future. In addition, due to contract mix for the period presented work was performed on contracts that have lower gross margins for the three months ended September 30, 2010 versus work performed on contracts for the three month period ended September 30, 2009. The increase in gross margin of our Asian business reflects the completion of relatively low margin contracts in the three month period ended September 30, 2009 as opposed to higher margin contracts in the three months ended September 30, 2010.
General and administrative expense. General and administrative expenses, exclusive of the charges from MVG, were $0.8 million for the three months ended September 30, 2010 and $0.9 million for the three months ended September 30, 2009 reflecting lower franchise taxes and payroll costs. As a percentage of revenues, these general and administrative expenses decreased to 8.3% for the three months ended September 30, 2010 from 11.2% for the three months ended September 30, 2009 reflecting increased sales in the three month period ended September 30, 2010.
Sales and marketing expenses. Sales and marketing expense, exclusive of the charges from MVG, for the three months ended September 30, 2010 was $0.7 million compared to $0.8 million for the three months ended September 30, 2009. This reduction reflects reduced commissions and payroll costs. As a percentage of revenues, sales and marketing expenses decreased to 7.2% for the three months ended September 30, 2010, from 10.2% for the three months ended September 30, 2009.
Sales, marketing general and administrative-Microwave Vision Group. The estimated charges for the year ending December 31, 2010 have been determined as of June 30, 2010. The Company has accrued a fee of $0.3 million for the three months ended September 30, 2010 representing one quarter’s allocation of the charge determined as of June 30, 2010. The MVG fee is subject to adjustment at December 31, 2010 based upon the actual gross margin of each subsidiary for the year.
Research and development expenses. Research and development expenses for the three months ended September 30, 2010 and September 30, 2009 were $0.4 million and $0.3 million, respectively. This increase is due to costs incurred by our Israeli subsidiary to develop new products. As a percentage of revenues, research and development increased to 4.3% for the three months ended September 30, 2010 from 4.0% for the three month period ended September 30, 2009.
Other (loss), net. Other loss net, for the three months ended September 30, 2010 was approximately $0.2 million compared to other loss, net of $0.02 million for the three months ended September 30, 2009. The Company’s other loss, net in 2010 results primarily from foreign currency exchange losses attributable to the Company’s expenses payable in Euros.
Income taxes. The Company has remaining net operating loss carryforwards in the United States for which no income tax benefit had previously been recognized. For the three months ended September 30, 2010, the Company’s pretax U.S. income was offset by a portion of the loss carryforwards. In addition, the Company recorded the $0.03 million benefit resulting from the elimination of a portion of the deferred tax asset reserve applicable to the remaining carryforwards based on an assessment of future profitable U.S. operations. The company has also recorded an income tax benefit of $0.2 million for the three months ended September 30, 2010 attributable to the reversal of accrued taxes for prior years by the Israeli subsidiary that are no longer required as those years have been settled with the Israeli taxing authorities.
The net tax credits for the three months ended September 30, 2010 result from the foregoing credits, less income tax accruals on the earnings of the Company’s German subsidiary. There was no income tax expense recorded for the three months ended September 30, 2009 as a result of the existence of the foregoing net operating loss carryforwards.
Other comprehensive income (loss)-foreign translation adjustment. The Company recorded other comprehensive income-foreign translation adjustment of $0.1 million for the three months ended September 30, 2010. This comprehensive income is the result of the Euro exchange rate to the U.S. dollar increasing for the three months ended September 30, 2010. No other comprehensive income or (loss)-foreign translation adjustment was recognized in the three months ended September 30, 2009. Prior to January 1, 2010 the Company did not record foreign translation gains or losses separately as they were not material.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009.
Revenues. Revenues for the nine months ended September 30, 2010 were approximately $26.2 million, compared to approximately $20.7 million for the nine months ended September 30, 2009, an increase of approximately $5.5 million or 26.6%. Revenues from the defense, wireless, satellite, automotive and university markets increased approximately $3.2 million, $1.4 million, $0.5 million, $0.3 million and $.2 million, respectively. Revenues from the EMC markets decreased approximately $0.1 million. Geographically, revenues from Europe, North America and Asia increased approximately $3.1 million, $2.1 million and $0.3 million, respectively. The increase in revenues recognized during the nine months ended September 30, 2010 over prior year levels is primarily the result of higher beginning backlog levels at the beginning of 2010 as compared to the beginning of 2009.
Cost of revenues. Cost of revenues for the nine months ended September 30, 2010 was approximately $18.1 million compared to approximately $13.9 million for the nine months ended September 30, 2009, an increase of approximately $4.2 million or 30.2%. Gross margins decreased to 30.9% of revenue for the nine months ended September 30, 2010 from 32.9% for the nine months ended September 30, 2009. The lower gross margin percentage in 2010 versus 2009 is largely the result of decreased North American gross margin resulting from several domestic contracts because the estimated costs of completion have increased. In addition, due to the contract mix in the year-to-date period, a greater portion of the work has been performed on lower gross margin contracts compared to the nine month period ended September 30, 2009. The lower gross margin in European business is the result of performance on contracts with a European customer. The increased gross margin for the Asian business reflects work being performed on higher margin contracts in 2010 and the substantial completion of lower margin Asian contracts.
General and administrative expenses. General and administrative expenses, exclusive of the charges from MVG, for the nine months ended September 30, 2010 were approximately $2.3 million compared to approximately $2.1 million for the nine months ended September 30, 2009. This increase is due to increased general and administrative expenses of our Israeli subsidiary which resulted from the move and separation from the Company’s former Israeli parent. As a percentage of revenues, general and administrative expenses decreased to 8.8% for the nine months ended September 30, 2010 from 10.1% for the nine months ended September 30, 2009, reflecting primarily an increase in sales in the current nine month period.
Sales and marketing expenses. Sales and marketing expenses, exclusive of the charges from MVG, for the nine months ended September 30, 2010 were approximately $2.2 million, compared to approximately $2.6 million for the nine months ended September 30, 2009. This decrease is primarily due to reduced labor costs, commissions, and travel. As a percentage of revenues, sales and marketing expenses decreased to 8.4% for the nine months ended September 30, 2010, from 12.6% for the nine months ended September 30, 2009.
Sales, marketing general and administrative-Microwave Vision Group. The estimated performance fee for the year ending December 31, 2010 has been determined as of June 30, 2010. The Company has accrued a fee of $1.0 million as of September 30, 2010 representing an additional quarter’s amount of the charge determined as of June 30, 2010. The MVG fee is subject to adjustment as at December 31, 2010 based upon the actual gross margin of each subsidiary for the year.

Research and development expenses. Research and development expenses for the nine months ended September 30, 2010 and for the nine months ended September 30, 2009 were $1.0 million. As a percentage of revenues, research and development expenses decreased to 3.7% for the nine months ended September 30, 2010 from 4.9% for the nine months ended September 30, 2009. The decreased research and development expense as a percentage of revenues reflects increased sales in the current year.
Loss on disposal of assets. The Company recorded a loss of $154,000 on the disposal of assets in the six months ended June 30, 2009. The Company had entered into an executive employment agreement with the Company’s current Chief Executive Officer (CEO) which provided that if he was unable to independently sell his home in Atlanta by October 10, 2008, the Company would provide a guaranteed home purchase agreement at fair market value. On December 17, 2008, the Company reimbursed the CEO for the equity he had accumulated on the home based upon its then fair market value. On June 23, 2009 the home was sold. However, the Company was unable to fully recover the equity amount paid which resulted in a loss on disposal of assets of approximately $101,000. In addition, the move of the Israeli operation to its new location resulted in a loss on disposal of assets of $53,000. There was no loss on disposal of assets for the nine month period ended September 30, 2010.
Other (loss),net, Other loss net, for the nine months ended September 30, 2010 was approximately $0.08 million compared to $0.1 million for the nine months ended September 30, 2009. The Company’s other loss, net in 2010 results primarily from foreign currency exchange losses attributable to expenses payable in Euros
Income taxes. The Company has remaining net operating loss carryforwards in the United States for which no income tax benefit had previously been recognized. For the nine months ended September 30, 2010, the Company’s pretax U.S. income was offset by a portion of the loss carryforwards. In addition, the Company recorded the $0.1 million benefit resulting from the elimination of a portion of the deferred tax asset reserve applicable to the remaining carryforwards based on an assessment of future profitable U.S. operations. In addition, the Company has recorded an income tax benefit of $0.1 million for the nine months ended September 30, 2010 attributable to the elimination of a similar deferred tax asset reserve applicable to its net operating loss carryforwards in Israel for which an income tax benefit had previously not been recognized for financial accounting purposes. Such action was the result of current and projected future profit from the Company’s subsidiary in Israel. The company has also recorded an income tax benefit of $0.2 million for the nine months ended September 30, 2010 attributable to the reversal of accrued taxes for prior years by the Israeli subsidiary that are no longer required as those years have been settled with the Israeli taxing authorities.
The net tax credits for the nine months ended September 30, 2010 result from the foregoing credits, less income tax accruals on the earnings of the Company’s German subsidiary. There was no income tax expense recorded for the nine months ended September 30, 2009 as a result of the existence of the foregoing net operating loss carryforwards.
Other comprehensive income (loss)-foreign translation adjustment. The Company recorded other comprehensive loss-foreign translation adjustment of $0.05 million for the nine months ended September 30, 2010. This comprehensive loss is the result of the Euro exchange rate to the U.S. dollar declining from December 31, 2009 levels. No other comprehensive income or (loss)-foreign translation adjustment was recognized in the nine months ended September 30, 2009. Prior to January 1, 2010 the Company did not record foreign translation gains or losses separately as they were not material.
Liquidity and Capital Resources
The Company has satisfied its working capital requirements through cash flows from operations. Net cash generated by operating activities during the nine months ended September 30, 2010 was approximately $2.7 million compared to $1.8 million during the nine months ended September 30, 2009. The reduction of accounts receivable of approximately $3.5 million and net income of $1.7 million were the most significant sources of cash for the nine months ended September 30, 2010. The decrease in costs and estimated earnings in excess of billings on uncompleted contracts of approximately $3.5 million was the most significant use of cash for the nine months ended September 30, 2010.
Net cash used in investing activities for the purchase of property and equipment was $0.7 million for the nine month period ended September 30, 2010 a decrease of $0.4 million from the nine month period ended September 30, 2009.
Cash generated by operations for the nine months ended September 30, 2010 was used to repay $0.3 million outstanding on the lines of credit. On June 28, 2010 the Company renewed its credit facility. The amount available under the line of credit has been increased to $2.0 million from the previous $0.75 million. This credit facility expires on April 30, 2011.

The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency, primarily the Euro. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the nine months ended September 30, 2010, approximately 80% of the Company’s revenues were billed in U.S. dollars. Substantially all of the costs of the Company’s contracts have been, and are expected in the future to continue to be, U.S. dollar-denominated except for wages for employees of the Company’s Israeli and German subsidiaries, which are denominated in local currency.
Inflation and Seasonality
The Company does not believe that inflation or seasonality has had a significant effect on the Company’s operations to date.
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures.

The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on this evaluation, a material weakness in the recording of revenue under one contract using the percentage of completion method was discovered. As a result, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, these controls and procedures were not effective.

(b)	Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2010 we determined that there was a material weakness in the recording of revenue using the percentage of completion method relating to one contract with an unusual infrequently occurring circumstance. This material weakness, if not corrected, could result in the overstatement of contract revenues in the Company’s financial statements. As a result, the Company has amended its internal control procedures to include a process whereby all revenue recognized under the percentage of completion method is subject to an enhanced review by senior management. The material weakness did not result in any misstatement in the Company’s financial statements.

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

Orbit/FR, Inc.
Date: November 19, 2010	/s/ Per Iversen
President and Chief Executive Officer