Form 10-K
period 2010-12-31
ORBIT FR INC
filed 2011-03-31
CIK 1037115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act) Yes ☐ No ☑
As of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $4,741,652 (based on the closing price of the Common Stock on June 30, 2010 of $2.06 per share). The information provided shall in no way be construed as an admission that any officer, director, or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission. As of March 30, 2010, 6,001,773 shares of Common Stock were outstanding.

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

History
The Company was incorporated in Delaware in December 1996. The Company is the holding company for Orbit Advanced Technologies, Inc., a Delaware corporation (“Technologies”), and its wholly owned subsidiaries, Flam & Russell, Inc., a Delaware corporation (“Flam & Russell”), Orbit FR Engineering, Ltd., an Israeli corporation (“Engineering”), Orbit FR Europe, GmbH, a German corporation (“GmbH”), and Advanced ElectroMagnetics, Inc. (“AEMI”), a California corporation. The Company’s former majority shareholder was Orbit-Alchut Technologies, Ltd., a publicly traded company in Israel which was founded in 1950 (“Alchut”). On May 13, 2008, Alchut sold all of its 3.7 million shares of common stock of the Company to Satimo, SA (“Satimo”) a publicly traded company on the ALTERNEXT stock exchange. On June 30, 2009, Microwave Vision Group, SA, (“Microwave Vision”), acquired the 3.7 million common shares of the Company through a reorganization involving its wholly owned subsidiary, Satimo.
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

Pursuing Growth in International Markets. Approximately 53% and 48% of the Company’s revenues during 2010 and 2009, respectively, were derived from international customers (i.e. customers outside of North America). The Company believes that in addition to domestic growth as a result of increases in Department of Defense and Homeland Security budgets, the international microwave test and measurement marketplace will also grow over the next several years, due in large part to worldwide economic development, governmental policies aimed at improving the communications infrastructure in developing countries and the increasing globalization of commerce. The Company has devoted and intends to continue to devote significant efforts to increasing its share of the international market for microwave test and measurement systems by strengthening and expanding its sales network through the establishment of foreign sales and customer service centers and the appointment of additional international sales representatives. In addition, the Company believes it has a competitive advantage due to the duty-free status of its products manufactured in Israel and sold into the European Union.
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
Multi-probe Measurement Systems. Through Microwave Vision, the Company has access to a new multi-probe measurement technology. This technology allows for a substantial increase in measurement speed. We believe that the combination of this technology with the Company’s systems provides the Company with a competitive advantage.
Microwave Test and Measurement Software Products. Through its 959 Spectrum and MiDAS software packages, ORBIT/FR offers automatic measurement software for microwave test and measurement systems. The Company’s software products are Windows-based programs that provide the customer with a consistent user-friendly interface with the test and measurement system. The software products have a robust and modular structure that enables the Company to easily add features for current and future customers. The software uses far-field and/or near-field algorithms to generate accurate results, and the computational methodologies used have gained acceptance throughout the microwave test and measurement community. The software supports the Company’s own measurement equipment as well as equipment manufactured by third parties. The Company’s software products are designed to be “off-the-shelf,” but are versatile and can be customized by the Company’s or the customer’s technical personnel to suit specific needs.

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
The Company generates sales leads for new customers through referrals from existing customers and other industry suppliers, its reputation in the industry, its on-line catalog (found at www.orbitfr.com), in coordination with Microwave Vision advertising in trade publications, in conferences and trade shows, and on the World Wide Web.
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
Customers
The Company has performed several hundred world-wide installations for customers in the aerospace/defense, wireless communications, satellite and automotive industries. Representative customers that have purchased systems from the Company include:

Aerospace/Defense	Aerospatiale, Alenia Aeronautica, Allgon, Ball Aerospace, Boeing, Chelton, BAE Systems, Dassault, Elta, Ericsson Microwave, General Electric, Israel Aircraft Industry, ITT Avionics, JPL, L3 Communications, Lockheed Martin/Loral, Lufthansa, Mitsubishi Heavy Industries, NASA, Northrop-Grumman, Nurad, Pratt & Whitney, Racal Avionics, Raphael, Raytheon, Rockwell International, SAAB Missiles, SPAR Aerospace, Texas Instruments, and the United States Air Force, Army and Navy.

Wireless Communications	Alcatel, Andrew, AT&T, Bell Atlantic, BAE, Bosch, Celwave, Chelton, Daewoo, Ericsson, GTE, IBM, Intel, ITT, Korea Mobile Telecom, Lucent Technologies, Motorola, NEC, Nokia, Northern Telecom, NTT, Probrand, Qualcomm, RCA, Samsung, SiemensPlessey, Thales Antennas, Telebras and Tenovis.

Satellite	Astrium, DASA, EADS, Elenia Spazio, Harris, Lockheed Martin, Space Systems/Loral, Raytheon and TRW.

Automotive	Blaupunkt, Honda, BMW, Daimler-Chrysler, Ford, Fuba, Hyundai, Mitsubishi, SAAB and Toyota.

University	Georgia Tech, University of Hawaii, University of Hong Kong, University of Utah, UCLA, University of Illinois, Texas A&M University and Villanova University.
The Company’s customers are located in the Americas (the United States, Canada, Brazil and Argentina), Europe (the United Kingdom, France, Germany, Israel, Italy, Holland, Spain, Austria, Denmark, Belgium, Poland, Russia, Finland, Norway, Sweden, Switzerland, Turkey and Portugal) and throughout the rest of the world (India, Japan, Korea, Thailand, Taiwan, Singapore, Indonesia, Australia, China, and South Africa). See Note 8 of the Notes to Consolidated Financial Statements for a discussion of the geographic concentration of the Company’s revenues. One customer accounted for more than 10% of the Company’s consolidated revenues for the year ended 2010.

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
Backlog
At December 31, 2010 and 2009, the Company’s backlog was approximately $21.4 million and $25.2 million, respectively. The Company includes in backlog only those orders for which it has received and accepted a completed purchase order. Such orders are generally subject to cancellation by the customer with payment of a specified charge. The delivery lead time on the Company’s products and systems is generally three to six months, but can be as short as a few days and as long as 18 months or more. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential shipment delays, the Company’s backlog as of any particular date may not be representative of actual sales for any succeeding period.
Research and Development
The Company believes that its future success depends on its ability to adapt to rapidly changing technological circumstances within the industries it serves and to continue to meet the needs of its customers. Accordingly, the timely development and introduction of new products is essential to maintain the Company’s competitive position. Using its internal research and development staff, augmented by external consultants, the Company develops most of its products in-house. On occasion, the Company’s research and development efforts have been conducted in direct response to the specific requirements of customers’ orders, and, accordingly, such amounts are included in cost of revenues when incurred and the related funding is included in net revenues at such time. Included in cost of revenues are customer-funded research and development costs of approximately $7,000 and $147,000 for the years ended December 31, 2010 and 2009, respectively.
Other research and development expenses of the Company for fiscal years ended December 31, 2010 and 2009 were approximately $1,253,000 and $1,308,000, respectively.
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

Employees
As of December 31, 2010, the Company had a total of 138 employees of which 79 are in North America and 59 are in Europe. The Company considers its relations with its employees to be good.

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
Operations in Israel. The Company maintains part of its engineering operation in Israel. The Company’s Israeli subsidiary has moved its operations to a new location and all general and administrative services formerly provided by Alchut are now handled by internal functions. As a result, our business may be directly and adversely impacted by the political, economic and military conditions affecting Israel.
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
Management of Growth. The Company believes that growth will be required to maintain the Company’s competitive position. Future growth, coupled with the rapid evolution of the Company’s markets, has placed, and is likely to continue to place, significant strains on its management, administrative, operating and financial resources, as well as increased demands on its internal systems, procedures and controls. The Company’s ability to manage future growth will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis, to implement new systems as necessary and to expand, train, motivate and manage its sales, technical personnel and administrative personnel. There can be no assurance that the Company will be able to manage its growth successfully. Failure to do so could have a material adverse effect on the Company’s business, operating results and financial condition.

Risks Associated with International Sales. In 2010 and 2009, international sales (sales to customers outside of North America) comprised approximately 53% and 48%, respectively, of the Company’s total sales, and the Company expects its international business to continue to account for a material part of its revenues. International sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade and export policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. Approximately 79% of the Company’s sales in 2010 were denominated in U.S. dollars. Accordingly, the Company believes that it does not have significant exposure to fluctuations in currency. However, fluctuations in currency could adversely affect the Company’s foreign customers.
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
The Company occupies approximately 18,000 square feet of space at its headquarters in Horsham, Pennsylvania under a lease expiring in October 2015. The current annual base rent is approximately $157,000. The Company also maintains sales, engineering, technical support and program management facilities in Israel and Germany, and at its manufacturing facilities in Santee, California. The Company’s current aggregate annual rental expenses for these additional facilities are approximately $365,000.

ITEM 3.	LEGAL PROCEEDINGS
None.

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

	Year ended December 31,
	2010		2009
	High	Low	High	Low
First Quarter	$2.50	$1.05	$1.01	$0.51
Second Quarter	$3.50	$1.93	$1.50	$0.38
Third Quarter	$3.10	$1.80	$1.24	$0.57
Fourth Quarter	$3.70	$2.66	$1.19	$0.61
On March 5, 2011, there were 31 holders of record of the Company’s Common Stock based on information received by the Company from its stock transfer agent.
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
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information, as of the end of the fiscal year ended December 31, 2010, with respect to compensation plans under which the Company is authorized to issue shares of Common Stock.

Number of Shares
Remaining
Available for Future
Issuance
	Number of Shares to		under Equity
	be Issued Upon		Compensation
	Exercise of	Weighted-Average	Plans (excluding
	Outstanding	Exercise Price of	securities
	Options,	Outstanding Options,	reflected in 1st
Plan Category	Warrants and Rights	Warrants and Rights	column)
Equity compensation plan(s) approved by security holders (1)	279,250	$2.41	920,750
Equity compensation plan(s) not approved by security holders	—	—	—
Total	279,250	$2.41	920,750

(1)	This plan consists of the Orbit/FR, Inc. 1997 Stock Option Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data:	Year Ended December 31,
(amounts in thousands, except per share data)	2010	2009	2008	2007	2006
Contract revenues	$36,245	$31,246	$23,118	$29,292	$29,441
Cost of revenues	25,514	20,483	17,103	20,044	20,750

Gross profit	10,731	10,763	6,015	9,248	8,691

General and administrative	3,113	3,005	2,768	3,119	2,996
Sales and marketing	2,920	3,565	3,655	3,569	3,248
Sales, marketing, general and administrative-MVG	1,681	1,539
Research and development	1,253	1,308	2,080	1,607	1,443
(Gain) loss on disposal of assets	(109)	167	—	—	—

Total operating expenses	8,858	9,584	8,503	8,295	7,687

Operating income (loss), net	1,873	1,179	(2,488)	953	1,004
Impairment of cost in excess of net assets acquired	—	—	—	(80)	—
Compensation charge coincident to change in control	—	—	(969)	—	—
Other income (loss), net	(73)	(217)	(5)	223	96

Income (loss) before income tax (benefit) expense	1,800	962	(3,462)	1,096	1,100
Income tax (benefit) expense	(497)	(508)	12	4	(61)

Net income (loss)	$2,297	$1,470	$(3,474)	$1,092	$1,161

Other comprehensive (loss)- foreign currency translation adjustment net of $32, tax benefit	$(57)	$—	$—	$—	$—

Total comprehensive (loss)	$2,240	$1,470	$(3,474)	$1,092	$1,161

Basic and diluted income (loss) per share	$0.38	$0.24	$(0.58)	$0.18	$0.19

Consolidated Balance Sheet Data:	December 31,
(amounts in thousands)	2010	2009	2008	2007	2006
Working capital	$7,249	$4,973	$4,760	$6,444	$5,866
Total assets	$21,932	$20,113	$16,552	$17,370	$17,527
Stockholders’ equity	$10,534	$8,254	$6,707	$9,073	$7,879

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Deferred Income Taxes. The Company has recorded a deferred tax asset valuation allowance due to uncertainty with regard to the Company’s ability to generate sufficient taxable income in the future to realize a portion of its net deferred tax assets. Due to the Company’s net income in 2010 and 2009 the Company has reduced its deferred tax asset valuation allowance.
On May 13, 2008, Orbit-Alchut Technologies, Ltd., (“Alchut”) sold all of its 3.7 million shares of common stock of the Company to Satimo. On June 30, 2009, Microwave Vision SA, (“Microwave Vision”), acquired the 3.7 million common shares of the Company through a reorganization involving its wholly owned subsidiary, Satimo. As part of that transaction, Alchut agreed to continue to provide administrative services pursuant to a service agreement with our Israeli subsidiary in Israel for one year after the closing of the transaction. As of May 2009, our Israeli subsidiary had moved its operations to a new location and maintains an internal administrative services function.
On August 14, 2009, the Company entered into an Assistance and Provision of Services Agreement (the “Services Agreement”) with Microwave Vision and several subsidiaries of Microwave Vision, including Satimo. Pursuant to the Services Agreement, Microwave Vision agreed to provide management, operational, sales and marketing, legal, technical and other services to the Company, Satimo, and Microwave Vision’s other direct and indirect subsidiaries (collectively, the “Subsidiaries”). In consideration thereof, the Company, Satimo and each of the other Subsidiaries agreed to pay Microwave Vision a fee to be determined as of the start of each calendar year, commencing on January 1, 2009, based on the projected gross margins of each Subsidiary for that year. In addition, the Company agreed to pay Microwave Vision an additional fee of 1% of its gross sales in consideration of the right to use the name “Microwave Vision” in the Company’s sales and marketing activities. As a result of the application of the Services Agreement effective as of January 1, 2009, the Company has recorded approximately $1.5 million in additional expenses for the year ended December 31, 2009 over the expenses reported in 2008. As provided by the agreement, at the end of the year an adjustment is calculated based upon the realized gross margins and the expenses incurred by the Subsidiaries. As a result of the implementation of the Services Agreement effective as of January 1, 2009, the Company recorded approximately $1.7 million and $1.5 million respectively in expenses related to the Sales Agreement for the years ended December 31, 2010 and 2009. Due to the gross margin results of the Company relative to the other Subsidiaries, the amount of expense charged for the quarters ended December 31, 2010 and 2009 were approximately $657,000 and $588,000, respectively, or $315,000 and $271,000 greater than the quarterly charges accrued by the Company based upon budget.
On November 3, 2010, the Company’s AEMI subsidiary in California had an oven fire that resulted in the oven being destroyed. In December 2010, a portion of the oven was operational on a limited basis. The Company had sufficient inventory to fulfill its orders in the quarter ended December 31, 2010. A new oven has been ordered and we anticipate that it will be operational by the end of the quarter ending March 31, 2010. Insurance proceeds of $134,450 were sufficient to reimburse the Company for the new oven and resulted in a gain on the disposal of assets of approximately $109,000. Insurance recoveries for other costs and business interruption coverage are still pending at December 31, 2010 and will be reported as revenue upon settlement with the insurance carrier. We anticipate that the amount will be determined no later than the quarter ended June 30, 2011. No provision for this reimbursement has been reflected in the December 31, 2010 financial statements. The Company anticipates that AEMI’s sales for the quarter ended March 31, 2011 will be negatively impacted by the fire.

Results of Operations
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Revenues. Revenues for the year ended December 31, 2010 were approximately $36.2 million as compared to approximately $31.2 million for the year ended December 31, 2009 an increase of approximately $5.0 million. The increase was due to increased revenues from all the Company’s markets except the EMC market. Revenues from the wireless, defense, satellite, university and the automotive markets increased approximately $1.7 million, $1.6 million, $0.9 million, $0.6 million and $0.2 million, respectively. The revenues from the EMC market were unchanged. Geographically, revenues from Europe, North America and Asia increased approximately $3.7 million, $0.9 million and $0.4 million, respectively. The increases in revenues reflect work performed on the increased contract backlog of $25.2 million at the beginning of the year 2010 versus a backlog of $18.4 at the beginning of the year 2009.
Cost of revenues. Cost of revenues for the year ended December 31, 2010 were approximately $25.5 million compared to approximately $20.5 million for the year ended December 31, 2009, an increase of approximately $5.0 million reflecting increased business. Gross margin percentage for the year ended December 31, 2010 decreased to 29.6% from 34.4% for the year ended December 31, 2009. This decrease was primarily due to a large contract which incurred non-recurrent additional costs which resulted in a reduction of the gross margin of 4.2%.
General and administrative expense-others. General and administrative expenses for the year ended December 31, 2010 were approximately $3.1 million, compared to approximately $3.0 million for the year ended December 31, 2009. As a percentage of revenues, general and administrative expenses for the year ended December 31, 2010 decreased to 8.6% from 9.6% for the year ended December 31, 2009.
Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2010 were approximately $2.9 million compared to approximately $3.6 million for the year ended December 31, 2009, a decrease of approximately $0.7 million. This decrease reflects reduced sales rep fees, reduced labor costs and reduced travel.
Sales, marketing, general and administrative expenses-Microwave Vision Group. The Company has recorded approximately $1.7 million in sales, marketing, general and administrative expenses for the year ended December 31, 2010 under the Service Agreement with MVG. The Company recorded approximately $1.5 million in sales, marketing, general and administrative expenses for the year ended December 31, 2009.
Research and development expenses. Research and development expenses for the years ended December 31, 2010 and December 31, 2009 were both approximately $1.3 million.
Gain on Disposal of Assets. The Company’s wholly owned subsidiary AEMI had a fire on November 3, 2010 that destroyed the oven used to dry the anechoic foam they produce. Through December 31, 2010 the Company has received $134,000 representing the replacement cost of certain machinery with a depreciated book basis of $25,000 resulting in a gain of $109,000. Insurance recoveries for other costs and business interruption coverage are still pending at December 31, 2010 and will be reported as revenue upon settlement with the insurance carrier.
Other (loss),net. Other (loss), net, for the year ended December 31, 2010 was approximately $73,000 as compared to $217,000 for the year ended December 31, 2009, a decrease of approximately $144,000. This decrease is primarily due to decreased foreign exchange losses due to the strength of the dollar versus the Euro and reduced bank guarantee fees.
Income taxes. Income tax benefit for the year ended December 31, 2010 was approximately $497,000 compared to an income tax benefit of $508,000 for the year ended December 31, 2009. The Company records income tax expense on profitable operations and generally records income tax benefits on losses where applicable except where it is not considered more likely than not that the future benefit of such losses will be realized for income tax purposes in which case a valuation allowance is recorded equal to such tax benefit. Such allowances were recorded in 2008 and certain prior years. As a result of its profitability in 2010 and its estimate of the ability to generate sufficient future taxable income in the U.S., Israel and Germany to realize the benefit of a portion of its previously unrecognized deferred tax assets, the Company decreased its valuation allowance by approximately $0.7 million at December 31, 2010. In addition, the Company recorded a $0.2 million benefit attributable to the reversal of accrued taxes for prior years by the Israeli subsidiary that are no longer required as those years have been settled with the Israeli taxing authorities. The foregoing were offset by approximately $0.4 million of net tax charges primarily resulting from taxes currently payable and foreign tax rate changes.

Other comprehensive (loss)-foreign currency translation adjustment. The Company recorded other comprehensive (loss)-foreign translation adjustment of $0.1 million form the year ended December 31, 2010. This comprehensive (loss) is the result of the Euro exchange rate to the dollar declining from December 31, 2009 levels. Prior to January 1, 2010 the Company did not reflect foreign translation gains or losses separately as they were not material.
Liquidity and Capital Resources
The Company has historically satisfied its working capital requirements through cash flows from operations, and through short term bank financing.
Net cash generated by operating activities during the year ended December 31, 2010 was approximately $1.7 million versus net cash generated by operations of $2.6 million for the year ended December 31, 2009. In addition to net income of $2.3 million the most significant sources of cash for the year ended December 31, 2010 were the decrease of accounts receivable. The most significant uses of cash for the year ended December 31, 2010 were the increase in costs and estimated earnings in excess of billings on uncompleted contracts of $3.3 million and the reduction of billings in excess of costs and estimated earnings on uncompleted contracts of $603,000.
Net cash used in investing activities for the year ended December 31, 2010 was $630,000 resulting primarily from the purchase of assets partially offset by the insurance proceeds received by the Company for the oven destroyed in the fire.
During the year ended December 31, 2010, the Company eliminated its outstanding borrowings under the lines of credit. On December 13, 2010 the Company signed a new domestic demand revolving line of credit facility agreement with Citizens Bank (the“Bank”). The facility provides for loans to a maximum of $2.25 million. The line can also be used for the issuance of letters of credit. The interest rate on outstanding loans is at LIBOR rate plus 2.25%. The new facility does not contain any covenants regarding maintenance of financial amounts or ratios. The agreement prohibits the payment of dividends on any distribution on account of any class of capital stock in cash or property without prior written consent of the Bank. The line of credit is collateralized by the assets of Orbit Advanced Technologies, Inc. and Advanced ElectroMagnetics, Inc. subsidiaries of Orbit/FR, Inc. In addition, the Company also signed a $250,000 asset term note non-revolving line of credit with the Bank. This facility has an interest rate of prime plus two and one-half percent and allows up to a five year amortization of any advances under the facility.
Orbit/FR Engineering, LTD has established lines of credit with the two Israeli banks and one Indian Bank (Israeli Branch). The line of credit from one Israeli bank has a NIS denominated limit of 378,000 and USD 1.9 million for the issuances of bank guarantees of letters of credit in favor of customers and one Israeli bank has a dollar denominated limit of $250,000 and $2.4 million for the issuances of bank guarantees of letters of credit in favor of customers. The Indian bank line of credit is $500,000 and $3.1 million for the issuances of bank guarantees of letters of credit in favor of customers. The interest rate charged by all the banks is at LIBOR plus 2.25%. The bank agreements with all three banks do not have expiration dates but are subject to termination on a quarterly basis. As of December 31, 2010 there were no amounts outstanding under these lines of credit.
The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the year ended December 31, 2010, approximately 79% of the Company’s revenues were billed in U.S. dollars. Most of the costs of the Company’s contracts have been, and are expected to continue to be, U.S. dollar-denominated except for wages for employees of the Company’s Israeli and German subsidiaries, which are denominated in local currency. The Company intends to continue to enter into U.S. dollar-denominated contracts.

Inflation and Seasonality
The Company does not believe that inflation or seasonality has had a significant effect on the Company’s operations to date.
Impact of Recent Accounting Pronouncements
Public companies in the United States are subject to the accounting and reporting requirements of various authorities, including the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”). These authorities issue numerous pronouncements, most of which are not applicable to the Company’s current or reasonably foreseeable operating structure. Below are the new authoritative pronouncements that management believes are relevant to the Company’s current operations.
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
In October 2009, the FASB issued revised guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all deliverables based on relative-selling-price. This update eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. This guidance is effective for fiscal years beginning on or after September 15, 2010. Companies may use either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. The Company does not believe this amended guidance will have a material impact on its consolidated financial statements.
In October 2009, the FASB issued amended guidance that affects how entities account for revenue arrangements that contain both hardware and software elements. Products that rely on software will be accounted for under the revised multiple-element arrangement revenue recognition guidance mentioned above rather than software revenue recognition guidance. The revised guidance must be adopted no later than fiscal years beginning on or after September 15, 2010. The transition method and period for the adoption of this guidance and the revisions to the multiple-elements arrangements guidance noted above must be the same. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.
Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The reports of independent registered public accounting firms and consolidated financial statements and schedule are set forth in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A(T).	CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, these controls and procedures were effective.
(b) Management’s Annual Report on Internal Control Over Financial Reporting. The management of Orbit/FR, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.
(c) Changes in Internal Control Over Financial Reporting. There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Board of Directors
The following table sets forth the name, age and principal occupation of each director.

		DIRECTOR
NAME	AGE	SINCE	PRINCIPAL OCCUPATION
Dr. Philippe Garreau	49	2008	Chairman of the Board of the Company, President and CEO of Microwave Vision, S.A.
Per Iversen	47	2008	President and CEO of Orbit/FR, Inc.
Raymond Boch	46	2008	Global Account Director for ORACLE Corporation
Douglas Merrill	43	2008	President of Manufacturing and Supply Chain Strategies
Eric Anderson	51	2008	President of SEAKR Engineering, Inc.
Dr. Philippe Garreau has served as Chairman of the Board of the Company since May 2008. Dr. Garreau has held the position of President and CEO of Microwave Vision, S.A. (formerly Satimo, S.A.) since 1996. Prior to joining Microwave Vision, Dr. Garreau worked for the European Space Agency’s technology center in the Netherlands. Dr. Garreau provides the board of directors with significant knowledge of our industry.
Per Iversen was named a director of the Company and President and its CEO in May 2008. Prior to joining the Company, Mr. Iversen had been employed by Satimo, S.A. since 1998. Most recently, Mr. Iversen was Chief Technology Officer and Director of U.S. Operations of Satimo, S.A. Prior to joining Satimo, Mr. Iversen spent seven years with the European Space Agency where he managed antenna development programs for both terrestrial and space- borne applications. Mr. Iversen has significant experience in our industry and, additionally, his position as the Company’s president and chief executive officer provides the board of directors with unique insight into the operations of the Company.
Raymond Boch was named a director of the Company in May 2008 and is a Global Account Director for ORACLE Corporation where he has been since May, 2004. Prior to ORACLE, Mr. Boch spent several years dealing with international development and account management for French Telecom at Hewlett Packard. Mr. Boch provides the board of directors with significant experience in international business matters. Mr. Boch also is an independent director who is unaffiliated with Microwave Vision, the Company’s majority stockholder.
Douglas Merrill was named a director of the Company in June 2008 and since August, 2008 has served as the President of Manufacturing and Supply Chain Strategies, an operations management consulting firm. Prior to Manufacturing and Supply Chain Strategies, Mr. Merrill served as Operations Manager for Husky Injection Molding from May 2005 to June 2008. Between 1991 and 2005 Mr. Merrill held various positions with General Electric Corporation, most recently serving as its Manufacturing Integration Leader for its GE Energy Global Supply Chain Management division. Mr. Merrill provides the board of directors with significant management experience in global supply chain and has expertise in accounting and financial matters. Mr. Merrill also is an independent director who is unaffiliated with Microwave Vision, the Company’s majority stockholder.
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

Executive Officers and Key Employees of the Company
The following table sets forth certain information regarding the Company’s executive officers and certain key employees.
The biographical information for Mr. Iversen is set forth above under “Board of Directors”.

NAME	AGE	POSITION
Per Iversen	47	President and Chief Executive Officer
Relland Winand	56	Chief Financial Officer
John Aubin	57	Vice President, Business Development and CTO
Moshe Pinkasy	60	Managing Director, Engineering
Marcel Boumans	52	Managing Director, GmbH
William Campbell	55	Vice President, Engineering and Program Management
Relland Winand was named Chief Financial Officer in March 2008. From 2003 to June 2007, Mr. Winand served in several capacities at Traffic.com, Inc. including Controller, Vice President Finance and Vice President Administration.
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
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent stockholders were complied with.

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
Director Independence
Our Board of Directors affirmatively determines the independence of each director and nominee for election as a director using the standards set forth in rules promulgated by The NASDAQ Stock Market LLC(“NASDAQ”) for determining the independence of a director, including the consideration of any relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the director’s responsibilities as a member of the Board. During the Board’s annual review of director independence, the Board determined that each of Mr. Boch, Mr. Merrill and Mr. Anderson is an “independent” director.
Information Regarding Corporate Governance
Committees of the Board of Directors
The Board of Directors maintains a standing Compensation Committee and Audit Committee. The Board of Directors does not maintain a standing committee regarding the nominations of individuals to serve on the Board of Directors; rather the full Board of Directors fulfills this function. The Company does not currently have a separately designated nominating committee, or a committee performing similar functions. Applying the NASDAQ committee independence standards with respect to all of the directors of the Company, Dr. Garreau and Mr. Iversen are not independent directors for purposes of their membership in a nominating committee, or a committee performing similar functions, were such a committee to be separately designated and created.
The Compensation Committee of the Board of Directors, subject to the approval of the Board of Directors, determines the compensation of the Company’s executive officers and oversees the administration of executive compensation programs. The Compensation Committee is comprised of Mr. Garreau, Mr. Merrill, Mr. Boch and Mr. Anderson. Mr. Merrill, Mr. Boch and Mr. Anderson each of whom the Board of Directors has determined to be independent.
The Audit Committee recommends outside accountants, reviews the results and scope of the annual audit, the services provided by the Company’s independent auditors and the recommendations of the auditors with respect to the Company’s accounting systems and controls. During 201009, the Audit Committee conducted four meetings. The Audit Committee is comprised of Mr. Merrill, Mr. Boch and Mr. Anderson, each of whom the Board of Directors has determined to be independent.
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
Compensation Program
Base Salary. Base salary levels for executive officers are determined annually. In setting base salaries for officers and employees, the Compensation Committee considers the experience of the individual, the scope and complexity of the position, our size and growth rate, profitability, and the compensation paid by our competitors. The Compensation Committee generally approves, based upon in appropriate circumstances the recommendations of the Company’s Chief Executive Officer, the base salaries that are paid to the Company’s executive officers other than its Chief Executive Officer whose base salary is approved by the Compensation Committee. Overall, the Compensation Committee believes that the base salaries of its executive officers are approximately competitive with median base salary levels for similar positions with our peer companies. The Compensation Committee approved salary adjustments in March 2010, effective April 1, 2011, for Messrs. Iversen, Aubin and Campbell of $45,500, $2,971 and $4,088 respectively.
Bonuses. The Company’s executive officers are eligible to receive bonus awards designed to motivate them to attain short-term and longer-term corporate and individual management goals. Bonuses are based on the attainment of specific Company performance measures established by the Compensation Committee early in the fiscal year, and by the achievement of specified individual performance objectives and the degree to which each executive officer contributes to the overall success of the Company and the management team. The annual bonus is paid in cash in an amount reviewed and approved, in appropriate circumstances on the recommendation of Mr. Iversen, by the Compensation Committee and is ordinarily paid in the first quarter following the completion of each fiscal year. For the year ended December 31, 2010, bonuses were awarded to Messrs. Iversen Aubin and Campbell of $24,536, $23,067 and $21,469, respectively. Mr. Aubin’s bonus is calculated at 0.2% of North America bookings for the year and one-third of that amount discretionary by the compensation committee
Stock Awards. To promote the Company’s long-term objectives, stock awards are made to officers and employees who are in a position to make a significant contribution to our long-term success. The stock awards are made to employees and consultants pursuant to our 1997 Stock Option Plan, in the form of qualified and nonqualified stock options with a exercise price of the market price of the Company’s common stock on the date of grant. The Compensation Committee has discretion to determine which employees and consultants will be granted stock options, the number of shares to be optioned and the terms and conditions of such options. The full Board of Directors conducts the administration of the option plan with respect to options granted to directors or to executive officers. Options currently outstanding generally vest over a five year period. In selecting recipients and the size of grants, the Compensation Committee considers various factors such as the potential of the recipient, the salary of the recipient and competitive factors affecting our ability to attract and retain employees, prior grants, a comparison of awards made to officers in comparable positions at similar companies and the performance of our business. The Company did not grant stock options to the named executive officers during the year ended December 31, 2010.

Director Compensation
The following table shows certain information with respect to the compensation of all directors of the Company for the year ended December 31, 2010.
2010 DIRECTOR COMPENSATION TABLE

	Fees Earned or	Option
	Paid in Cash	Awards	Total
Name	($)	($)	($)
Current Directors
Dr. Philippe Garreau	—	—	—
Per Iversen	—	—	—
Raymond Boch	1,750	—	1,750
Douglas Merrill	2,750	—	2,750
Eric Andersen	2,750	—	2,750
Directors not receiving compensation as an officer or employee of the Company receive $500 per meeting attended and $250 per meeting attended telephonically.
Compensation Tables and Related Information
The following tables and footnotes set forth information, for the years ended December 31, 2010 and December 31, 2009, concerning compensation awarded to, earned by or paid to (i) the Company’s Chief Executive Officer, and (ii) each of the Company’s two (2) other most highly compensated executive officers for the years ended December 31, 2009 and December 31, 2008 (the “Named Executive Officers”).
Summary Compensation Table

Name and				Option	All Other
Principal		Salary	Bonus	Awards	Compensation	Total
Position	Year	($)	($)	($)(1)	($)(2)	($)
Per Iversen	2010	155,798	24,536	—	7,707	188,041
Chief Executive Officer (Principal Executive Officer)	2009	158,285	—	—	7,738	166,023
John Aubin	2010	149,541	23,067	5,600	2,956	181,164
Vice President Chief Technology Officer	2009	161,716	25,000	5,600	2,784	195,100
William Campbell	2010	135,212	21,469	5,600	676	162,957
Vice President, Engineering and Program Management	2009	136,214	35,000	5,600	681	177,495

(1)
Represents the amount recognized for financial statement reporting purposes for the year ended December 31, 2010 in accordance with the FASB standard on “Stock Compensation”. The valuation assumptions used for the calculation are as follows: expected life of 7 years; volatility of 7.74%; dividends of zero; and a risk free interest rate of 5.5%.

(2)	Represents contributions under the Company’s 401(k) Plan. In addition, Mr. Iversen received $5,688 in compensation for the personal use of a Company car.
Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Per Iversen	—	—	—	—
John Aubin	20,000	—	3.00	3/5/12
	11,250	3,750	1.95	7/9/17
William Campbell	15,000	—	3.00	11/25/12
	11,250	3,750	1.95	7/9/17

Employment Agreement 2
Effective June 2, 2008 and executed on December 16, 2008, the Company entered into an employment agreement with Per Iversen, pursuant to which Mr. Iversen was named President and Chief Executive Officer of the Company. The agreement calls for Mr. Iversen to receive an initial base salary of $150,000, and provides that Mr. Iversen may be entitled to an annual bonus as determined by the Compensation Committee of the Company’s Board of Directors. In addition, the Board of Directors approved Mr. Iversen’s use of the company vehicle previously driven by the Company’s former CEO. Mr. Iversen’s employment agreement may be terminated by the Company for cause, which is defined as the material breach of the employment agreement by Mr. Iversen or if Mr. Iversen commits a material act of dishonesty or a material breach of trust or a fiduciary obligation with respect to the Company. Under the employment agreement, Mr. Iversen is subject to certain non-disclosure, non-solicitation and non-competitive covenants.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth, as of March 30, 2011, certain information with regard to beneficial ownership (as determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) of outstanding shares of the Company’s Common Stock by (i) each person known by the Company to beneficially own five percent (5%) or more of the outstanding shares of the Company’s Common Stock, (ii) each director and Named Executive Officer (as defined below) individually, and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, the address of each of the persons named in the following table is c/o Orbit/FR, Inc., 506 Prudential Road, Horsham, Pennsylvania 19044.

		Percentage of
	Total Number of	Class of
	Shares of	Common
	Common	Stock
	Stock Beneficial	Beneficially
Name and Address of Beneficial Owner	Owned (1)	Owned (1)
Five Percent (5%) or more Beneficial Owners
Microwave Vision, SA 17, Avenue de Norvege 91 953 Coutaboeuf-France	3,700,000	61.8%
Wellington Trust Company (2) c/o Wellington Management Company, LLP 280 Congress Street Boston, MA 02210	310,900	5.1%
Directors
Dr. Philippe Garreau (3) 17, Avenue de Norvege 91 953 Coutaboeuf-France	3,700,000	61.8%
Raymond Boch
Douglas Merrill	—	—
Eric Anderson	—	—
Named Executive Officers	—	—
Per Iversen	—	—
John Aubin (4)	31,250	*
William Campbell (5)	26,250	*
All executive officers and directors as a group (11 persons)	3,849,600	62.4%

*	Less than 1% of the outstanding Common Stock.

(1)
The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days of March 30, 2011. Beneficial ownership may be disclaimed as to certain of the securities.

(2)	Based on information set forth in the Schedule 13G filed by Wellington Trust Company with the Securities and Exchange Commission on February 14, 2011.

(3)	Represents 3,700,000 shares held by Microwave Vision, Dr. Garreau serves as the President and CEO of Microwave Vision.

(4)	Represents 31,250 shares of Common Stock issuable upon the exercise of options granted to Mr. Aubin.

(5)	Represents 26,250 shares of Common Stock issuable upon the exercise of options granted to Mr. Campbell.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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
As of December 31, 2010 Microwave Vision owned 3.7 million shares, representing approximately 61.8% of the outstanding shares, of the Company’s common stock.
Transactions with Related Persons during Fiscal Year 2010
Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation controlled approximately 61.8% of the Company’s stock until the sale of that stock to Satimo, S.A. on May 13, 2008 (“Satimo”). On June 30, 2009, Microwave Vision acquired the 3.7 million common shares of the Company through a reorganization involving its wholly owned subsidiary, Satimo. Included in sales and cost of revenues for the year ended December 31, 2010 are approximately $2.3 million and $423,000, respectively, relating to sales to and purchases from Microwave Vision. Included in sales and cost of revenues for the year ended December 31, 2009 are approximately $588,000 and $271,000, respectively, relating to sales to and purchases from Microwave Vision.
On August 14, 2009, the Company entered into an Assistance and Provision of Services Agreement (the “Services Agreement”) with Microwave Vision and several subsidiaries of Microwave Vision, including Satimo. Pursuant to the Services Agreement, Microwave Vision agreed to provide management, operational, sales and marketing, legal, technical and other services to the Company, Satimo and Microwave Vision’s other direct and indirect Subsidiaries (collectively, the “Subsidiaries”). In consideration thereof, the Company, Satimo and each of the other Subsidiaries agreed to pay Microwave Vision a fee to be determined as of the start of each calendar year, commencing on January 1, 2009, based on the projected gross margins of each Subsidiary for that year subject to adjustment at year end based on actual results of operations for that year. In addition, the Company agreed to pay Microwave Vision an additional fee of 1% of its gross sales in consideration of the right to use the name “Microwave Vision” in the Company’s sales and marketing activities. As a result of the implementation of the Services Agreement effective as of January 1, 2009, the Company recorded approximately $1.7 million and $1.5 million respectively in expenses related to the Services Agreement for the years ended December 31, 2010 and 2009. As a result of the year-end adjustment, the amount of expense charged for the quarters ended December 31, 2010 and 2009 were approximately $657,000 and $588,000 or $315,000 and $271,000 respectively, greater than the quarterly charges accrued by the Company based upon budget.

Item 14.	Principal Accountant Fees and Services.
Accountant Fees
The following table presents fees for professional services rendered in the United States by Cornick, Garber & Sandler, LLP and in Israel, Ziv Haft for the audit of the Company’s annual financial statements, the review of the interim financial statements the preparation of its tax returns, and fees for consulting and other professional services.

	2010	2009
Audit Fees	$166,000	$168,000
Audit-Related Fees	47,000	66,000
Tax Fees	27,000	19,000
All Other Fees	—	4,000
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
(a)(1) Consolidated Financial Statements
(a)(3) Exhibits
The exhibits filed as part of this report are listed under exhibits as subsection (c) of this Item 15.
(b) Exhibits

3.1		Amended and Restated Certificate of Incorporation of the Company. (2)

3.2		Bylaws of the Company. (7)

4.1		Specimen Common Stock Certificate of the Company. (2)

4.2		Citizens Bank Term Note, dated December 13, 2010, in the aggregate principal amount of $250,000.

4.3		Citizens Bank Revolving Demand Note, dated December 13, 2010, in the aggregate principal amount of $2,250,000.

10.1	*	Employment Agreement dated January 1, 1997 by and between the Company and Moshe Pinkasy. (1)

10.2		1997 Equity Incentive Plan. (1)

10.3		ORBIT/FR Inc. non-debarment agreement dated February 15, 2000 (4)

10.4		Consent Agreement. (8)

10.5	*	Employment Agreement dated December 16, 2008 by and between the Company and Per Iversen. (9)

10.6		Services Agreement dated August 14, 2009 among the Company, Microwave Vision Group, S.A. and the other parties thereto. (10)

10.7		Loan Agreement, dated December 13, 2010 by and between the Company and Citizens Bank of Pennsylvania (Equipment Line of Credit).

10.8		Security Agreement, dated December 13, 2010, by and between the Company and Citizens Bank of Pennsylvania (Equipment Line of Credit).

10.9		Loan Agreement, dated December 13, 2010, by and between the Company and Citizens Bank of Pennsylvania (Revolving Credit Facility).

10.10		Security Agreement, dated December 13, 2010, by and between the Company and Citizens Bank of Pennsylvania (Revolving Credit Facility).

14.1		Employee Ethics Policy. (6)

21.1		Subsidiaries of the Registrant. (3)

23.1		Consent of Cornick, Garber & Sandler, LLP.

23.2		Consent of Ziv Haft Certified Public Accountants (Isr.).

24.1		Power of Attorney (included on signature page).

31.1		Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Per Iversen, President and Chief Executive Officer.

31.2		Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Relland Winand, Chief Financial Officer.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Per Iversen, President and Chief Executive Officer

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Relland Winand, Chief Financial Officer.

*	Management contract, compensatory plan or arrangement

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on April 11, 1997

(2)	Incorporated by reference to Amendment 1 of the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on May 19, 1997

(3)	Incorporated by reference to Amendment 2 of the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on June 5, 1997

(4)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 30, 2001

(5)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 31, 2003

(6)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 30, 2004

(7)	Incorporated by reference to Company’s Quarterly Report on Form 8-K filed on March 26, 2007

(8)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 29, 2006

(9)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on April 15, 2009

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 19, 2009

ORBIT/FR, Inc.
SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBIT/FR, Inc
Date: March 30, 2011	/s/ Philippe Garreau
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
Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 30th day of March 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and
Board of Directors
Orbit/FR, Inc.
We have audited the consolidated balance sheets of Orbit/FR, Inc. and Subsidiaries as of December 31, 2010 and December 31, 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Orbit/FR Engineering, LTD., a wholly owned subsidiary, which statements reflect total assets of $10,874,000 as of December 31, 2010 and $9,047,000 at December 31, 2009 and total revenues of $16,348,000 and $14,435,000 for the respective years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Orbit/FR Engineering, LTD., is based solely on the reports of the other auditors.
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
In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbit/FR, Inc. and Subsidiaries as of December 31, 2010 and December 31, 2009 and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CORNICK, GARBER & SANDLER, LLP

March 30, 2011
New York, NY

(LOGO)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
ORBIT/FR ENGINEERING, LTD.
We have audited the accompanying balance sheet of Orbit/Fr Engineering, Ltd. (“the Company”) as of December 31, 2010 and 2009 and the related statements of income, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orbit/FR Engineering, Ltd. as of December 31, 2010 and 2009, and the results of its operations, changes in equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Ziv Haft.
Certified Public Accountants (Isr.)
BDO Member Firm
Tel-Aviv, Israel
March 28, 2011
(LOGO)

ORBIT/FR, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,400	$1,622
Accounts receivable, less allowance of $90 and $67 in 2010 and 2009, respectively	5,693	9,207
Inventory	2,776	2,681
Costs and estimated earnings in excess of billings on uncompleted contracts	4,941	1,668
Income tax refunds receivable	655	542
Deferred income taxes	1,437	835
Other	745	277

Total current assets	18,647	16,832
Property and equipment, net	2,296	2,093
Deferred income taxes	688	887
Cost in excess of net assets acquired	301	301

Total assets	$21,932	$20,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,781	$3,946
Accounts payable— ultimate parent	1,697	1,482
Accrued expenses	3,728	3,355
Short-term bank financing	—	250
Customer advances	75	13
Billings in excess of costs and estimated earnings on uncompleted contracts	2,117	2,813

Total liabilities, all current	11,398	11,859

Stockholders’ equity:
Preferred stock: $.01 par value:
Authorized shares—2,000,000 Issued and outstanding shares—none	—	—
Common stock: $.01 par value:
Authorized shares—10,000,000 Issued shares—6,084,473	61	61
Additional paid-in capital	16,500	16,460
Accumulated deficit	(5,727)	(8,024)
Accumulated other comprehensive (loss)- Foreign currency translation adjustment net of $32, tax benefit	(57)	—
Treasury stock—82,700 shares in 2010 and 2009, at cost	(243)	(243)

Total stockholders’ equity	10,534	8,254

Total liabilities and stockholders’ equity	$21,932	$20,113

See accompanying notes.

ORBIT/FR, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Years Ended December 31,
	2010	2009
Contract revenues	$36,245	$31,246
Cost of revenues	25,514	20,483

Gross profit	10,731	10,763

Operating expenses:
General and administrative	3,113	3,005
Sales and marketing	2,920	3,565
Sales, marketing, general and administrative-MVG	1,681	1,539
Research and development	1,253	1,308
(Gain) loss on disposal of assets	(109)	167

Total operating expenses	8,858	9,584

Operating income	1,873	1,179
Other (loss), net	(73)	(217)

Income before income tax	1,800	962
Income tax (benefit)	(497)	(508)

Net income	$2,297	$1,470
Other comprehensive (loss)- Foreign currency translation adjustment, net of $32 tax benefit	(57)	—

Total comprehensive income	$2,240	$1,470

Basic and diluted income per share	$0.38	$0.24

Weighted average number common shares — basic	6,001,773	6,001,583

Weighted average number common shares — diluted	6,029,701	6,001,583

See accompanying notes.

ORBIT/FR, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Shares and amounts in thousands)

			Additional		Accumulated			Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Shares	Amount	Equity

Balance, January 1, 2009	$6,084	$61	$16,383	$(9,494)	$—	$83	$(243)	$6,707
Net income	—	—	—	1,470	—	—	—	1,470

Stock-based compensation	—	—	77	—	—	—	—	77

Balance, December 31, 2009	6,084	$61	$16,460	$(8,024)	—	83	$(243)	$8,254
Net income				2,297				2,297

Stock-based compensation	—	—	40	—	—	—	—	40
Accumulated other comprehensive (loss) — foreign currency translation adjustment $32 net of tax benefit	—	—	—	—	(57)	—	—	(57)

Balance, December 31, 2010	6,084	$61	$16,500	$(5,727)	$(57)	83	$(243)	$10,534

See accompanying notes.

ORBIT/FR, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$2,297	$1,470
Adjustments to reconcile results of operations to net cash (used in) provided by operating activities:
Depreciation	525	399
(Gain) loss on disposal of fixed assets	(109)	66
Stock-based compensation	40	77
Deferred income tax provision	(402)	(508)
Changes in operating assets and liabilities:
Accounts receivable	3,437	(1,547)
Inventory	(103)	(327)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,282)	(223)
Income tax refunds receivable	(112)	(102)
Other current assets	(440)	22
Accounts payable and accrued expenses	89	1,763
Accounts payable— ultimate parent	313	1,387
Customer advances	66	(663)
Billings in excess of costs and estimated earnings on uncompleted contracts	(603)	743

Net cash provided by operating activities	1,716	2,557

Cash flows from investing activities:
Insurance proceeds for replacement of property and equipment	134	—
Proceeds from sale of property and equipment	(764)	(1,239)

Net cash (used in) investing activities	(630)	(1,239)

Cash flows from financing activities
Proceeds from short term bank financing		1,050
Repayments of short term bank financing	(250)	(2,267)

Net cash (used in) financing activities	(250)	(1,217)

Effect of exchange rate changes on cash and cash equivalents	(58)	—

Net increase in cash and cash equivalents	778	101
Cash and cash equivalents at beginning of year	1,622	1,521

Cash and cash equivalents at end of year	$2,400	$1,622

Supplemental disclosures of cash flow information:
Net cash paid during the year for income taxes	$291	$267

Net cash paid during the year for interest	$7	$15

See accompanying notes.

ORBIT / FR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
1. Summary of Significant Accounting Policies
Ownership and Basis of Presentation
ORBIT/FR, Inc. (the “Company”) was incorporated in Delaware on December 9, 1996, as a wholly-owned subsidiary of Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation (hereinafter referred to as “Alchut”). On May 13, 2008, Alchut sold all of its 3.7 million shares of common stock of the Company to Satimo Industries, SA (Satimo) and on June 30, 2009, as a result of a corporate reorganization, Satimo became a wholly owned subsidiary of Microwave Vision, SA (“Microwave Vision”) a newly created holding company which is publicly traded on the ALTERNEXT stock exchange. The Company develops, markets, and supports sophisticated automated microwave test and measurement systems for the wireless communications, satellite, automotive, and aerospace/defense industries and manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems. ORBIT/FR, Inc., a holding company, supports its worldwide customers through its subsidiaries ORBIT/FR Engineering, LTD (Israel), (hereinafter referred to as “Engineering”), ORBIT/FR Europe (Germany), Advanced ElectroMagnetics, Inc. (“AEMI”, San Diego, CA), and Orbit Advanced Technologies, Inc. and Flam and Russell, Inc. (Horsham, PA). The Company sells its products to customers throughout Asia, Europe and North and South America.
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
The Company has tested the goodwill of AEMI for impairment at December 31, 2010 and 2009 using the present value of future cash flow valuation method. No adjustment for the value of goodwill was necessary.
Revenue and Cost Recognition
The Company’s principal sources of contract revenues are from engineering and design services and the production of electro-mechanical equipment. Revenues from long-term fixed-price development contracts performed principally under the Company’s control are recognized on the percentage-of- completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract when such costs can be reasonably estimated. Contract costs include all direct material, labor and subcontractor costs and those indirect costs related to contract performance such as indirect labor, supplies and tool costs. Selling, general and administrative costs are charged to expense as incurred. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined. Revenues recognized in excess of amounts billed are classified under current assets as costs and estimated earnings in excess of billings on uncompleted contracts. Amounts billed to customers in excess of revenues recognized to date are classified under current liabilities as billings in excess of costs and estimated earnings on uncompleted contracts.
Revenues from electro-mechanical equipment sold to customers which are not part of a larger contract are recognized when the contract is completed and the equipment is delivered.
Research and Development
Internally funded research and development costs are charged to operations as incurred. Included in cost of revenues are customer-funded research and development costs of approximately $8 and $147 for the years ended December 31, 2010 and 2009, respectively. Other research and development costs are separately reflected in the Consolidated Statement of Operations.
Concentrations of Credit Risk and Significant Customers
Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of cash and accounts receivable.
The Company maintains cash and cash equivalents with various major commercial institutions in the U.S. and overseas. At December 31, 2010, cash balances that are either uninsured under the Federal Deposit Insurance Corporation coverage limit per financial institution, or are located overseas without such type of insurance coverage, totaled approximately $1,979. The Company does not anticipate credit risk in connection with its concentration of cash.
To reduce credit risk relating to the Company’s sales in the U.S. and overseas, the Company performs ongoing credit evaluations of its commercial customers’ financial condition, but generally does not require collateral for government and domestic commercial customers. For certain foreign commercial customers, the Company generally requires irrevocable letters of credit in the amount of the total contract. At December 31, 2010, there were twenty four bank guarantees in place for foreign customers with an aggregate value of approximately $4,655. One customer accounted for 10.6% of the Company’s consolidated revenue for the year ended December 31, 2010.

Warranty Expense
The Company provides for warranty costs on its products. Product warranty periods generally extend for one year from the date of sale. The warranty expense is not material.
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
Foreign Currency Translation
The Company’s functional currency for the operations of its subsidiary in Israel is the U.S. dollar. The Company’s functional currency for the operations of its German subsidiary is the Euro. Foreign currency transaction gains and losses net, both realized and unrealized, are recognized currently in the consolidated statements of operations. Prior to 2010 unrealized gains and losses arising from the translation of financial statements in consolidation, which would be recognized as “other comprehensive income” within stockholders’ equity, have not been material.
For the years ended December 31, 2010 and 2009, approximately 21% and 14%, respectively, of the Company’s revenue was billed in currencies other than the U.S. dollar. The majority of the costs of the Company’s contracts have been from U.S. dollar denominated transactions.
Income Per Share Amounts
Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average common shares outstanding for the period. Diluted income per share is calculated by dividing net income by the weighted average common shares outstanding for the period plus the effect of outstanding stock options when they are considered dilutive. Outstanding stock options were not considered dilutive in 2009.
Stock-Based Compensation
The Company has stock-based employee compensation plans, which are described more fully in Note 12. Prior to January 1, 2006, the Company accounted for stock options issued pursuant to its stock option plans (the “Plans”) under recognition and measurement provisions of APB Opinion No. 25, as permitted by subsequent standards issued by the Financial Standards Accounting Board. Effective January 1, 2006, the Company adopted the fair value provisions for share-based awards, and compensation costs. All share based awards granted subsequent to January 1, 2006, are based on the grant-date fair value estimated in accordance with the provisions of the Financial Standards Accounting Board and recognized on a straight line basis over the shorter of the vesting or requisite service periods.
Fair Value of Financial Instruments
Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and bank financing reported in the consolidated balance sheets equal or approximate fair value due to their short maturities.

Impact of Recent Accounting Pronouncements
Public companies in the United States are subject to the accounting and reporting requirements of various authorities, including the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”). These authorities issue numerous pronouncements, most of which are not applicable to the Company’s current or reasonably foreseeable operating structure. Below are the new authoritative pronouncements that management believes are relevant to the Company’s current operations.
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
In October 2009, the FASB issued revised guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all deliverables based on relative-selling-price. This update eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. This guidance is effective for fiscal years beginning on or after September 15, 2010. Companies may use either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. The Company does not believe this amended guidance will have a material impact on its consolidated financial statements.
In October 2009, the FASB issued amended guidance that affects how entities account for revenue arrangements that contain both hardware and software elements. Products that rely on software will be accounted for under the revised multiple-element arrangement revenue recognition guidance mentioned above rather than software revenue recognition guidance. The revised guidance must be adopted no later than fiscal years beginning on or after September 15, 2010. The transition method and period for the adoption of this guidance and the revisions to the multiple-elements arrangements guidance noted above must be the same. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.
Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.
2. Inventory
Inventory consists of the following:

	December 31,
	2010	2009
Work-in-process	$140	$509
Parts and components	2,636	2,172

Total	$2,776	$2,681

3. Property and Equipment
Property and equipment consists of the following:

	December 31,
	2010	2009
Lab and computer equipment	$2,864	$2,411
Office equipment	884	742
Transportation equipment	61	45
Furniture and fixtures	65	10
Fixed assets in process	72	125
Leasehold improvements	651	627

Total	4,597	3,960
Less accumulated depreciation	2,301	1,867

Property and equipment, net	$2,296	$2,093

4. Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2010	2009
Contract costs	$72	$58
Compensation	1,673	1,525
Commissions	628	450
Royalties	71	58
Warranty	574	452
Customer advances and deferred revenue	240	241
Other	470	571

Total	$3,728	$3,355

5. Short Term Bank Financing
On December 13, 2010 the Company signed a new $2.25 million domestic demand line of credit facility agreement with Citizens Bank. The revolving line can also be used to support the issuance of letters of credit. The interest rate on loans under the line is at LIBOR rate plus 2.25%. The new facility does not contain any financial covenants and is collateralized by the assets of Orbit Advanced Technologies, Inc. and Advanced Electromagnetics, Inc. subsidiaries of Orbit/FR, Inc. The agreement prohibits the payment of dividends on or any distribution on account of any class of capital stock in cash or property without prior written consent of the Bank. In addition, the Company also signed a $250,000 asset term note non-revolving line of credit with Citizens Bank. This facility has an interest rate of prime plus two and one-half percent and allows up to a five year amortization of any advances under the facility starting at the time of each advance.
Orbit/FR Engineering, LTD has established lines of credit with the two Israeli banks and one Indian Bank (Israeli Branch). The line of credit from one Israeli bank has a NIS denominated limit of 378 and USD 1,900 for the issuances of bank guarantees of letters of credit in favor of customers and one Israeli bank has a US dollar denominated limit of $250 and $2,400 for the issuances of bank guarantees of letters of credit in favor of customers. The Indian bank line of credit is $500 and $3,000 for the issuances of bank guarantees of letters of credit in favor of customers. The interest rates charged by all the banks are at LIBOR plus 2.25%. There were no outstanding balances due at December 31, 2010 and 2009 under the lines of credit. The bank agreements with all three banks do not have expiration dates but are subject to termination on a quarterly basis based upon the Company’s financial performance for the quarter. These lines of credit are collateralized by the assets of Orbit/FR Engineering, LTD., a subsidiary of Orbit/FR, Inc.

6. Related Party Transactions
Included in sales and cost of revenues for the year ended December 31, 2010 are approximately $2.3 million and $423 respectively relating to sales to and purchases from Microwave Vision. Included in sales and cost of revenues for the year ended December 31, 2009, are approximately $530 and $683, respectively, relating to sales to and purchases from Microwave Vision for the year ended December 31, 2009.
On August 14, 2009, the Company entered into an Assistance and Provision of Services Agreement (the “Services Agreement”) with Microwave Vision and several subsidiaries of Microwave Vision, including Satimo. Microwave Vision owns 3.7 million shares of common stock of the Company, which it acquired through a reorganization involving its wholly owned subsidiary, Satimo. Satimo originally acquired its shares of common stock of the Company from Orbit-Alchut Technologies, Ltd. on May 13, 2008. Pursuant to the Services Agreement, Microwave Vision agreed to provide management, operational, sales and marketing, legal, technical and other services to the Company, Satimo, and Microwave Vision’s other direct and indirect Subsidiaries (collectively, the “Subsidiaries”). In consideration thereof, the Company, Satimo and each of the other Subsidiaries agreed to pay Microwave Vision a fee to be determined as of the start of each calendar year, effective on January 1, 2009, based on the projected gross margins of each Subsidiary for that year, subject to adjustment at year-end based on each entities gross margin (as defined) for the year. In addition, the Company agreed to pay Microwave Vision an additional fee of 1% of its gross sales in consideration of the right to use the name “Microwave Vision” in the Company’s sales and marketing activities. The Company has recorded approximately $1.7 million and $1.5 million respectively in expenses related to the Services Agreement for the years ended December 31, 2010 and 2009. As a result of the year-end adjustment, the amount of expense charged for the quarters ended December 31, 2010 and 2009 was approximately $657,000 and $588,000 or $315,000 and $271,000 respectively, greater than the quarterly charges accrued by the Company based upon budget.
7. Commitments and Contingencies
The Company leases its operating facilities and certain equipment under non-cancelable operating lease agreements which expire in various years through 2015. Rent expense for the years ended December 31, 2010 and 2009 was approximately $913 and $906, respectively. Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more are as follows:

Year ending December 31:
2011	$698
2012	510
2013	367
2014	265
2015	183
Total	$2,023

Under the terms of the Chief Scientist grant in Israel, Engineering is obligated to pay royalties at a rate of 2% of revenues generated from the sale of certain products up to the amount of the grant. For the years ended December 31, 2010 and 2009, royalties under this program were approximately $17 and $8, respectively. At December 31, 2010, the Company had an outstanding contingent obligation to the Chief Scientist of $87. Such contingent obligation is payable in future periods based upon annual sales of products developed under the grants.
At December 31, 2010, the Company has outstanding letters of credit in the favor of customers and a landlord totaling $5,955
As a result of the fire which occurred at the Company’s AEMI subsidiary in California on November 3, 2010, the Company has incurred additional clean-up and other costs which are subject to ongoing insurance claims at December 31, 2010. Through December 31, 2010 the Company has received $134, representing the replacement cost of certain machinery with a depreciated book basis of $25 resulting in a gain of $109. Insurance recoveries for other costs and business interruption coverage are still pending at December 31, 2010 and will be reported as revenue upon settlement with the insurance carrier.

8. Segment and Geographic Information
The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations to other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the years ended December 31, 2010 and 2009.

	North
	America	Europe	Asia	Total
2010
Sales to unaffiliated customers	$17,102	$11,869	$7,274	$36,245
Cost of revenues to unaffiliated customers	12,079	8,409	5,026	25,514

Gross profit unaffiliated customers	$5,023	$3,460	$2,248	$10,731

Net property and equipment	$1,059	$1,237	$—	$2,296

Total assets	$12,087	$9,813	$—	$21,900

2009
Sales to unaffiliated customers	$16,152	$8,208	$6,886	$31,246
Cost of revenues to unaffiliated customers	10,316	5,362	4,805	20,483

Gross profit unaffiliated customers	$5,836	$2,846	$2,081	$10,763

Net property and equipment	$812	$1,281	$—	$2,093

Total assets	$11,452	$8,661	$—	$20,113

In the table above “North America” includes property and assets of all domestic operations, and “Europe” includes property and assets of the subsidiaries in Germany and Israel.
9. Income Taxes
Pretax income was applicable to the following jurisdictions:

	Year ended December 31,
	2010	2009
United States	$57	$665
Foreign	1,743	297

Total	$1,800	$962

The components of income tax (benefit) are as follows:

	Year ended December 31,
	2010	2009
Currently Payable (Refundable):
Federal state and local taxes within the U.S.	$95	$—
Foreign	(190)	—

Total	(95)	—

Deferred:
Federal	(382)	(539)
Foreign	(20)	31

Total	(402)	(508)

Total income tax (benefit)	$(497)	$(508)

A reconciliation of income tax (benefit) at the U.S. Federal statutory tax rate and the actual income tax (benefit) is as follows:

	Year ended December 31,
	2010	2009
Tax expense at statutory U.S. Federal rate	$612	$327
State and local taxes within the U.S.	35	17
Reversal of previous tax accruals	(218)	—
Decrease in deferred tax asset valuation allowance	(668)	(1,181)
Net additional prior years’ foreign income taxes resulting from tax examination	—	274
Decrease in tax rate on foreign deferred tax assets	(152)	—
Foreign tax rate difference compared to U.S. tax rate	(125)	31
Other, net	19	24

Total income tax (benefit)	$(497)	$(508)

The tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities consist of the following:

	December 31,
	2010	2009
Deferred tax assets:
U.S. net operating loss and tax credit carryforwards	$2,688	$2,912
MVG expense not currently deductible	287
Allowance for doubtful accounts	31	24
Accrued warranty reserves	100	63
Inventory reserve	15	21
Accrued compensation	161	174
Stock-based compensation	71	113
Unearned service revenue	86	86
Foreign, including German and Israel net operating loss carryforwards	569	827

Total deferred tax assets	4,008	4,220

Deferred tax liabilities:
Depreciation	(174)	—
Purchase accounting basis differences	(124)	(124)

Total deferred tax liabilities	(298)	(124)

Net deferred tax asset	3,710	4,096
Less valuation allowance	(1,586)	(2,374)

Net deferred tax asset	$2,124	$1,722

As of December 31, 2010, the Company has net operating loss carryforwards of approximately $7,806 for U.S. federal income tax purposes which expire through 2024. On May 13, 2008, Alchut sold all of its 3.7 million shares of common stock of the Company to Satimo. Due to the change in ownership of the Company utilization of a portion of these net operating loss carryforward is limited pursuant to Section 382 of the Internal Revenue Code to approximately $1,315 a year, plus any losses incurred after May 13, 2008. The Company has a net operating loss carryforward in Germany of approximately $431 and an Israeli net operating loss carryforward of approximately $621, both of which are available indefinitely. In 2010 and 2009, the Company decreased its valuation allowance on its deferred tax assets by $668 and $1,098, respectively due to the Company’s estimate of its ability to generate sufficient future taxable income in the U.S., Israel and Germany to realize a portion of its deferred tax assets.
The Company’s US tax returns for 2007 through 2010 are open to examination by the Internal Revenue Service. The open years for state tax examination vary from 2006 through 2010. The Company’s German and Israeli tax years open to examination are 2007 through 2010.
The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign subsidiaries of approximately $1.0 million as of December 31, 2010, since these earnings are considered permanently reinvested.
10. Retirement Plans
The Company has retirement plans which cover substantially all U.S. employees who have attained the age of 21 and have completed 3 months of service. Eligible employees make voluntary contributions to the plans up to specified percentages of their annual compensation as defined in the plans. Under the plans, the Company makes discretionary matching contributions determinable each plan year and additional contributions based on annual eligible compensation for each participant. The plans are funded on a current basis. For the years ended December 31, 2010 and 2009, the Company’s contributions to the plans were $47 and $45, respectively.
11. Long-Term Contracts
Long-term contracts in process accounted for using the percentage-of-completion method are as follows:

	December 31,
	2010	2009
Accumulated expenditures on uncompleted contracts	$58,597	$45,179
Estimated earnings thereon	18,310	13,335

Total	76,907	58,514
Less: applicable progress billings	(74,083)	(59,659)

Net	$2,824	$(1,145)

The long-term contracts are shown in the accompanying balance sheets as follows:
Costs and estimated earnings on uncompleted contracts in excess of billings	$4,941	$1,668
Billings on uncompleted contracts in excess of costs and estimated earnings	(2,117)	(2,813)

Net	$2,824	$(1,145)

12. Stock Option Plan
The Company’s 1997 Equity Incentive Plan (the “Incentive Plan”), as subsequently amended, provides for awards of 1,200,000 shares of the Company’s stock. Options granted generally vest over five years and typically have a life of ten years. The purpose of the Incentive Plan is to promote the long-term retention of the Company’s key employees and certain other persons who are in a position to make significant contributions to the success of the Company. The Incentive Plan permits grants of incentive stock options (“ISOs”), options not intended to qualify as ISOs (“nonqualified options”), stock appreciation rights (“SARs”), restricted, unrestricted and deferred stock awards, performance awards, loans and supplemental cash awards, and combinations of the foregoing (all referred to as “Awards”).
In July of 2007, the Board of Directors approved two grants of non-qualified stock options for 84,300 and 435,100 shares to key employees, management and Board members of the Company. These grants resulted in stock-based compensation expense of $26 and $63 for the years ended December 31, 2010 and December 31, 2009, respectively.
In March of 2008, the Board of Directors approved a grant of non-qualified stock options for 30,000 shares to the Company’s Chief Financial Officer. This grant resulted in stock-based compensation of $14 and $14 for the years ended December 31, 2010 and December 31, 2009, respectively.
Detailed information concerning the Stock Option Plan is as follows at December 31:

	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Options authorized	1,200,000		1,200,000

Outstanding, beginning of year	323,550	$2.55	482,700	$2.44
Options granted	—		—
Options forfeited	(44,300)	3.40	(159,150)	2.22

Options outstanding, end of year	279,250	2.41	323,550	2.55

Options exercisable, end of year	241,225	$2.43	246,250	$2.61

Weighted average remaining contractual life (years)		4.75		5.51

Weighted average fair value of options granted at market value		$—		$—

Range of exercise prices per share, options outstanding		$1.95-$3.00		$1.95-$6.63

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
Treasury Stock
On June 24, 1998, the Company’s Board approved the repurchase of up to 300,000 shares of its stock. The Company has repurchased 82,900 shares through December 31, 2010 for $243, of which 200 shares were re-issued in 2009 for a nominal amount.