Form 10-Q
period 2011-03-31
ORBIT FR INC
filed 2011-05-23
CIK 1037115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 6,001,773 shares of common stock, $.01 par value, outstanding as of May 23, 2011.

ORBIT/FR, Inc.

ORBIT/FR, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31,	December 31,
	2011	2010
	Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$4,388	$2,400
Accounts receivable, less allowance of $91 and $90	3,646	5,693
Inventory	3,126	2,776
Costs and estimated earnings in excess of billings on uncompleted contracts	4,476	4,941
Income tax refunds receivable	353	655
Deferred income taxes	1,277	1,437
Other	793	745

Total current assets	18,059	18,647

Property and equipment, net	2,487	2,296
Deferred income taxes	649	688
Cost in excess of net assets acquired	301	301

Total assets	$21,496	$21,932

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,849	$3,781
Accounts payable—parent company	1,942	1,697
Accrued expenses	3,677	3,728
Customer advances	4	75
Billings in excess of costs and estimated earnings on uncompleted contracts	2,935	2,117

Total liabilities, all current	11,407	11,398

Stockholders’ equity:
Preferred stock: $.01 par value: Authorized shares—2,000,000 Issued and outstanding shares—none	—	—
Common stock: $.01 par value: Authorized shares—10,000,000 Issued shares—6,084,473	61	61
Additional paid-in capital	16,507	16,500
Accumulated deficit	(6,243)	(5,727)
Accumulated other comprehensive income (loss) — foreign currency translation adjustment	7	(57)
Treasury stock—82,700 shares	(243)	(243)

Total stockholders’ equity	10,089	10,534

Total liabilities and stockholders’ equity	$21,496	$21,932

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2011	2010

Contract revenues	$7,317	$7,322
Cost of revenues	5,976	4,874

Gross profit	1,341	2,448

Operating expenses:
General and administrative:	746	752
Sales and marketing:	720	733
Sales, marketing, general and administrative — MVG	250	400
Research and development	269	253

Total operating expenses	1,985	2,138

Operating (loss) income	(644)	310
Other (loss) income, net	(42)	4

Income (loss) before income taxes	(686)	314
Income tax (benefit)	(170)	—

Net (loss) income	(516)	314
Other comprehensive income (loss) — foreign currency translation adjustment	64	(76)

Total comprehensive (loss) income	$(452)	$238

Basic net (loss) income per share	$(0.09)	$0.05

Diluted net (loss) income per share	$(0.09)	$0.05

Weighted average number basic common shares	6,001,773	6,001,773

Weighted average number diluted common shares	6,001,773	6,001,773

See accompanying notes.

ORBIT/FR, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(516)	$314
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	144	113
Stock based compensation	7	10
Deferred income taxes	199	—
Changes in operating assets and liabilities:
Accounts receivable	2,070	2,894
Inventory	(343)	(374)
Costs and estimated earnings in excess of billings on uncompleted contracts	510	(479)
Income tax refunds receivable	301	100
Other current assets	269	(120)
Accounts payable and accrued expenses	(1,030)	(1,854)
Accounts payable—parent company	(48)	116
Customer advances	(71)	6
Billings in excess of costs and estimated earnings on uncompleted contracts	789	1,866

Net cash provided by operating activities	2,281	2,592

Cash flows from investing activities:
Purchase of property and equipment	(322)	(98)

Net cash (used in) investing activities	(322)	(98)

Cash flows from financing activities:
Proceeds from short term notes payable	200	—
Repayment of short term notes payable	(200)	(250)

Net cash (used in) financing activities	—	(250)

Effect of foreign exchange rate changes on cash and cash equivalents	29	(22)

Net increase in cash and cash equivalents	1,988	2,222
Cash and cash equivalents at beginning of period	2,400	1,622

Cash and cash equivalents at end of period	$4,388	$3,844

Supplemental disclosures of cash flow information:
Cash (received) paid during the period for income taxes	$(333)	$103

Cash paid during the period for interest	$6	$—

See accompanying notes.

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2011
(Amounts in thousands, except share and per share data)
1. Ownership and Business
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
2. Basis of Presentation
Interim Financial Information
The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The condensed consolidated financial statements and footnotes should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company’s Form 10-K for the year ended December 31, 2010, filed on March 31, 2011 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2010.

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2011
(Amounts in thousands, except share and per share data)
3. Inventory
Inventory at March 31, 2011 consists of the following:

Parts and components	$2,758
Work-in-process	368

Total	$3,126

4. Property and Equipment
Property and equipment at March 31, 2011 consists of the following:

Lab and computer equipment	$3,113
Office equipment	898
Transportation equipment	61
Furniture and fixtures	65
Fixed assets in progress	130
Leasehold improvements	661

Total	4,928
Less accumulated depreciation	2,441

Property and equipment, net	$2,487

5. Accrued Expenses
Accrued expenses at March 31, 2011 consist of the following:

Contract costs	$112
Compensation	1,793
Commissions	464
Royalties	33
Warranty	521
Deferred revenue	220
Other accruals	534

Total	$3,677

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2011
(Amounts in thousands, except share and per share data)
6. Long-Term Contracts
Long-term contracts in process accounted for using the percentage-of-completion method are summarized as follows at March 31, 2011:

Accumulated expenditures on uncompleted contracts	$46,817
Estimated earnings thereon	12,685

Total	59,502
Less: Applicable progress billings	(57,961)

Balance	$1,541

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted contracts in excess of billings	$4,476
Billings on uncompleted contracts in excess of costs and estimated earnings	(2,935)

Total	$1,541

7. Income Taxes
The Company has recorded an income tax benefit of approximately $0.2 million for the three months ended March 31, 2011 due to the operating loss incurred by the Company. However, the tax benefit realized by the Company’s operating loss in the period was partially offset by tax expense of the Israeli subsidiary resulting from the reduction of their deferred tax assets reflecting the reduction of Israel’s corporate tax rate.
8. Related Party Transactions
The Company is party to an Assistance and Provision of Services Agreement (the “Services Agreement”) with its majority stockholder Microwave Vision Group SA (“Microwave Vision”) and several subsidiaries of Microwave Vision. Microwave Vision provides for management, operational, sales and marketing, legal, technical and other services to the Company, and Microwave Vision’s other direct and indirect subsidiaries (collectively, the “Subsidiaries”). In consideration thereof, the Company, and each of the other Subsidiaries agreed to pay Microwave Vision a fee determined as of the start of each calendar year based on the projected gross margins of each Subsidiary for that year. In addition, the Company agreed to pay Microwave Vision an additional fee of 1% of its gross sales in consideration of the right to use the name “Microwave Vision” in the Company’s sales and marketing activities. As at March 31, 2011, the fee for the year ending December 31, 2011 has not been determined. However, based on information provided by Microwave Vision the Company has accrued an estimated performance fee of $0.25 million for the three months ended March 31, 2011.

ORBIT/FR, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2011
(Amounts in thousands, except share and per share data)
9. Segment and Geographic Information
The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations in other geographic locations in Europe, Asia, North and South America. The following table represents financial information by geographic region for the three month months ended March 31, 2011 and 2010. The following table is exclusive of intercompany transactions within the Company.

Three months ended March 31, 2011	North America	Europe	Asia	Total

Contract revenues	$2,726	$1,999	$2,592	$7,317
Cost of revenues	2,623	1,526	1,827	5,976

Gross profit	$103	$473	$765	$1,341

Three months ended March 31, 2010	North America	Europe	Asia	Total

Contract revenues	$2,816	$2,839	$1,667	$7,322
Cost of revenues	1,754	1,939	1,181	4,874

Gross profit	$1,062	$900	$486	$2,448

In the table above “North America” includes all United States operations, and “Europe” includes subsidiaries in Germany and Israel.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Certain information contained in this Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the Company’s financial condition, results of operations and liquidity and capital resources and statements as to management’s beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company’s filings with the Securities and Exchange Commission including in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).
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

Results of Operations
The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues	100.0%	100.0%
Gross profit	18.3	33.4
General and administrative	10.2	10.3
Sales and marketing	9.8	10.0
Research and development	3.7	3.5
Microwave Vision Group corporate expenses	3.4	5.5
Operating (loss) income	(8.8)	4.2
(Loss) income before income taxes	(9.4)	4.3
Net (loss) income	(7.1)	4.3
Three months ended March 31, 2011 compared to three months ended March 31, 2010.
Revenues. Revenues for the three months ended March 31, 2011 and March 31, 2010 were approximately $7.3 million. Revenues from the university and EMC markets increased approximately $0.5 million, $0.1 million, respectively, while revenues from the wireless, defense and automotive markets decreased $0.3 million, $0.2 million and $0.1 million respectively. Geographically, revenues from Asia increased $0.9 million. Europe and North America revenues decreased approximately $0.8 million and $0.1 million respectively.
Cost of revenues. Cost of revenues for the three months ended March 30, 2011 was approximately $6.0 million compared to approximately $4.9 million for the three months ended March 31, 2010, an increase of approximately $1.1 million or 22.6%. Gross margins decreased to 18.3% of revenues for the three months ended March 31, 2011 from 33.4% for the three months ended March 31, 2010. The lower gross margin percentage was due to several factors; contract mix in the European and North American business as work was performed on contracts that have lower gross margins for the three months ended March 31, 2011 versus the three month period ended March 31, 2010 and higher subcontractor costs in the North American business due to the high volume of installations in the current period.
In addition, as discussed in the December 31, 2010 Form 10-K, the Company’s AEMI subsidiary had increased costs of revenues in the period due to the impact of the oven fire in the fourth quarter of 2010. The Company expects to receive approximately $0.14 million as full reimbursement by the insurance company for these costs in the quarter ending June 30, 2011, the period in which notification from the insurance company was received.

General and administrative expense. General and administrative expenses, exclusive of the charges from MVG, were $0.7 million for the three months ended March 31, 2011 and $0.8 million for the three months ended March 31, 2010. As a percentage of revenues, these general and administrative expenses decreased to 10.2% for the three months ended March 31, 2011 from 10.3% for the three months ended March 31, 2010. There were no material changes in the individual components of general and administrative expense in the quarter ended March 31, 2011 versus the quarter ended March 31, 2010.
Sales and marketing expense. Sales and marketing expense, exclusive of the charges from MVG, for the three months ended March 31, 2011 and March 31, 2010 were $0.7 million in each period. As a percentage of revenues, sales and marketing expenses decreased to 9.8% for the three months ended March 31, 2011, from 10.0% for the three months ended March 31, 2010. There were no material changes in the individual components of sales and marketing expense in the quarter ended March 31, 2011 versus the quarter ended March 31, 2010.
Sales, marketing general and administrative-Microwave Vision Group. The preliminary performance fee for the year ending December 31, 2011 has not yet been determined as of March 31, 2011. Based on information provided by Microwave Vision, the Company has accrued an estimated quarterly fee of $0.25 million through this date. The MVG fee may be subject to adjustment before the year end and will be adjusted at December 31, 2011 based upon the actual gross margin of each Subsidiary at year-end.
Research and development expenses. Research and development expenses for the three months ended March 31, 2011 and March 31, 2010 were $0.3 million in each period. As a percentage of revenues, research and development increased to 3.7% for the three months ended March 31, 2011 from 3.5% for the three month period ended March 31, 2010. There were no material changes in the individual components of research and development expenses in the quarter ended March 31, 2011 versus the quarter ended March 31, 2010.
Other (loss) income, net. Other loss net, for the three months ended March 31, 2011 was approximately $0.04 million compared to other income, net of $0.004 million for the three months ended March 31, 2010. The Company’s other loss, net in 2011 results primarily from foreign currency exchange losses attributable to the Company’s expenses payable in Euros which include the invoices billed to the Company by Microwave Vision under the Services Agreement.
Income taxes. For the three months ended March 31, 2011 the Company recorded a net tax benefit of approximately $0.2 million resulting from the operating loss in the current period. This net benefit was partially offset by the reduction of the Israeli’s subsidiary’s tax assets due to a tax rate reduction in Israel.
Other comprehensive income (loss)-foreign currency translation adjustment. The Company recorded other comprehensive income-foreign currency translation adjustment of $0.06 million for the three months ended March 31, 2011 versus a comprehensive loss-foreign currency translation adjustment of $0.1 million for the three months ended March 31, 2010. This comprehensive income is the result of the Euro exchange rate to the U.S. dollar increasing for the three months ended March 31, 2011. Other comprehensive (loss)-foreign translation adjustment was recognized in the three months ended March 31, 2010.

Liquidity and Capital Resources
The Company has satisfied its working capital requirements through cash flows from operations. Net cash generated by operating activities during the three months ended March 31, 2011 was approximately $2.3 million compared to $2.6 million during the three months ended March 31, 2010. The reduction of accounts receivable of approximately $2.1 million, billings in excess of costs and estimated earnings on uncompleted contracts of $0.8 million and costs and estimated earnings in excess of billings on uncompleted contracts of $0.5 were the most significant sources of cash for the three months ended March 31, 2011. The net loss of $0.5 million and the decrease in accounts payable and accrued expenses of approximately $1.0 million were the most significant use of cash for the three months ended March 31, 2010.
Net cash used in investing activities for the purchase of property and equipment was $0.3 million for the three month period ended March 31, 2011 an increase of $0.2 million from the three month period ended March 31, 2010.
Cash generated by operations for the three months ended March 31, 2011 was used to repay $0.2 million borrowed in the quarter.
The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency, primarily the Euro. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the three months ended March 31, 2011, approximately 79% of the Company’s revenues were billed in U.S. dollars. A large portion of the costs of the Company’s contracts have been, and are expected in the future to continue to be, U.S. dollar-denominated except for wages for employees of the Company’s Israeli and German subsidiaries, which are denominated in local currency.
Inflation and Seasonality
The Company does not believe that inflation or seasonality has had a significant effect on the Company’s operations to date.

Item 4.	Controls and Procedures
(a)	Evaluation of disclosure controls and procedures.
The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, these controls and procedures were effective.
(b)	Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Orbit/FR, Inc.
Date: May 23, 2011	/s/ Per Iversen
President and Chief Executive Officer