Form 10-Q/A
period 2011-03-31
ORBIT FR INC
filed 2011-08-22
CIK 1037115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

There were 6,001,773 shares of common stock, $.01 par value, outstanding as of May 23, 2011.

EXPLANATORY NOTE

This Amended Form 10-Q (“Amended Report”) of Orbit/FR, Inc. for the period ended March 31, 2011, amends and restates our originally filed Form 10-Q which was originally filed on May 23, 2011(the “Original Report”).

This Amended Report is being filed for the purpose of restating certain amounts in Part I, Item 1, Financial Statements and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and amending Item 4, Controls and Procedures.

The Company’s financial statements for the fiscal quarter ended March 31, 2011 included in the Original Report reflected an erroneous calculation of foreign exchange expense.  The effect of correcting the error in calculation of the foreign exchange expense has been recorded in the restated period.

This Amended Report provides disclosure as at March 31, 2011, and does not, and is not intended to, reflect events or disclosure occurring after the filing of the Original Report, other than the restatement for the matter discussed above. Accordingly, this Amended Report should not be viewed as current information and should be considered only in conjunction with more recent reports and events. Such reports include, among other things, the events described in the company’s current reports on Form 8-K, each as may be amended or supplemented from time to time, all of which reflect events and information after the date of the Original Report.

ORBIT/FR, Inc.

Index

ORBIT/FR, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2011	December 31, 2010
	Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$4,388	$2,400
Accounts receivable, less allowance of $91 and $90	3,646	5,693
Inventory	3,126	2,776
Costs and estimated earnings in excess of billings on uncompleted contracts	4,476	4,941
Income tax refunds receivable	325	655
Deferred income taxes	1,275	1,437
Other	882	745
Total current assets	18,118	18,647

Property and equipment, net	2,487	2,296
Deferred income taxes	648	688
Cost in excess of net assets acquired	301	301

Total assets	$21,554	$21,932

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,849	$3,781
Accounts payable—parent company	2,115	1,697
Accrued expenses	3,677	3,728
Customer advances	4	75
Billings in excess of costs and estimated earnings on uncompleted contracts	2,935	2,117
Total liabilities, all current	11,580	11,398

Stockholders' equity:
Preferred stock: $.01 par value: Authorized shares--2,000,000 Issued and outstanding shares--none	--	--
Common stock: $.01 par value: Authorized shares--10,000,000 Issued shares--6,084,473	61	61
Additional paid-in capital	16,507	16,500
Accumulated deficit	(6,358)	(5,727)
Accumulated other comprehensive income (loss) - foreign currency translation adjustment	7	(57)
Treasury stock--82,700 shares	(243)	(243)
Total stockholders' equity	9,974	10,534

Total liabilities and stockholders' equity	$21,554	$21,932

See accompanying notes.

Index

ORBIT/FR, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2011	2010

Contract revenues	$7,317	$7,322
Cost of revenues	5,976	4,874
Gross profit	1,341	2,448
Operating expenses:
General and administrative:	746	752
Sales and marketing:	720	733
Sales, marketing, general and administrative – MVG	250	400
Research and development	269	253
Total operating expenses	1,985	2,138
Operating (loss) income	(644)	310

Other (loss) income, net	(216)	4
Income (loss) before income taxes	(860)	314
Income tax (benefit)	(229)	--
Net (loss) income	(631)	314
Other comprehensive income (loss) - foreign currency translation adjustment	64	(76)
Total comprehensive (loss) income	$(567)	$238

Basic net (loss) income per share	$(0.11)	$0.05

Diluted net (loss) income per share	$(0.11)	$0.05

Weighted average number basic common shares	6,001,773	6,001,773

Weighted average number diluted common shares	6,001,773	6,001,773

See accompanying notes.

Index

ORBIT/FR, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(631)	$314
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	144	113
Stock based compensation	7	10
Deferred income taxes	199	--
Changes in operating assets and liabilities:
Accounts receivable	2,070	2,894
Inventory	(343)	(374)
Costs and estimated earnings in excess of billings on uncompleted contracts	510	(479)
Income tax refunds receivable	329	100
Other current assets	(160)	(120)
Accounts payable and accrued expenses	(1,030)	(1,854)
Accounts payable—parent company	468	116
Customer advances	(71)	6
Billings in excess of costs and estimated earnings on uncompleted contracts	789	1,866

Net cash provided by operating activities	2,281	2,592

Cash flows from investing activities:
Purchase of property and equipment	(322)	(98)

Net cash (used in) investing activities	(322)	(98)

Cash flows from financing activities:
Proceeds from short term notes payable	200	--
Repayment of short term notes payable	(200)	(250)

Net cash (used in) financing activities	--	(250)

Effect of foreign exchange rate changes on cash and cash equivalents	29	(22)

Net increase in cash and cash equivalents	1,988	2,222
Cash and cash equivalents at beginning of period	2,400	1,622
Cash and cash equivalents at end of period	$4,388	$3,844

Supplemental disclosures of cash flow information:
Cash (received) paid during the period for income taxes	$(333)	$103

Cash paid during the period for interest	$6	$--

See accompanying notes.

Index

ORBIT/FR, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2011
(Amounts in thousands, except share and per share data)

1. Ownership and Business

ORBIT/FR, Inc.  (the "Company") was incorporated in Delaware on December 9, 1996, as a wholly owned subsidiary of Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation.  On May 13, 2008, Orbit-Alchut Technologies, Ltd. (“Alchut”) sold all of its 3.7 million shares of common stock of the Company to Satimo, SA (“Satimo”). On June 30, 2009, Microwave Vision Group, SA, (“Microwave Vision”), acquired all 3.7 million common shares of the Company through a reorganization involving its wholly owned subsidiary, Satimo. The Company develops markets and supports sophisticated automated microwave test and measurement systems for the wireless communications, satellite, automotive, aerospace/defense and electromagnetic compatibility (EMC) industries, and manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems. ORBIT/FR, Inc., a holding company, supports its world-wide customers through its subsidiaries: ORBIT/FR Engineering, LTD (Israel) (hereinafter referred to as “Engineering”); ORBIT/FR Europe GmbH (Germany); Advanced Electromagnetics, Inc. (“AEMI”) (San Diego, CA); and Orbit Advanced Technologies, Inc. and Flam and Russell, Inc, (Horsham, PA). The Company sells its products to customers throughout North America, Europe and Asia.

2. Basis of Presentation

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The condensed consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Form 10-K for the year ended December 31, 2010, filed on March 31, 2011 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2010.

Index

ORBIT/FR, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2011
(Amounts in thousands, except share and per share data)

3. Inventory

Inventory at March 31, 2011 consists of the following:

Parts and components	$2,758
Work- in- process	368
Total	$3,126

4. Property and Equipment

Property and equipment at March 31, 2011 consists of the following:

Lab and computer equipment	$3,113
Office equipment	898
Transportation equipment	61
Furniture and fixtures	65
Fixed assets in progress	130
Leasehold improvements	661
Total	4,928
Less accumulated depreciation	2,441
Property and equipment, net	$2,487

5. Accrued Expenses

Accrued expenses at March 31, 2011 consist of the following:

Contract costs	$112
Compensation	1,793
Commissions	464
Royalties	33
Warranty	521
Deferred revenue	220
Other accruals	534
Total	$3,677

Index

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

7. Income Taxes

The Company has recorded an income tax benefit of approximately $0.4 million for the three months ended March 31, 2011 due to the operating loss incurred by the Company. However, the tax benefit realized by the Company’s operating loss in the period was partially offset by tax expense of the Israeli subsidiary resulting from the reduction of their deferred tax assets reflecting the reduction of Israel’s corporate tax rate.

8. Related Party Transactions

The Company is party to an Assistance and Provision of Services Agreement (the "Services Agreement") with its majority stockholder Microwave Vision Group SA (“Microwave Vision”) and several subsidiaries of Microwave Vision. Microwave Vision provides for management, operational, sales and marketing, legal, technical and other services to the Company, and Microwave Vision's other direct and indirect subsidiaries (collectively, the "Subsidiaries").  In consideration thereof, the Company, and each of the other Subsidiaries agreed to pay Microwave Vision a fee determined as of the start of each calendar year based on the projected gross margins of each Subsidiary for that year. In addition, the Company agreed to pay Microwave Vision an additional fee of 1% of its gross sales in consideration of the right to use the name “Microwave Vision” in the Company’s sales and marketing activities. As at March 31, 2011, the fee for the year ending December 31, 2011 has not been determined. However, based on information provided by Microwave Vision the Company has accrued an estimated performance fee of $0.25 million for the three months ended March 31, 2011.

Index

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

In the table above "North America" includes all United States operations, and "Europe" includes subsidiaries in Germany and Israel.

Index

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain information contained in this Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission including in Part I, Item 1A “Risk Factors”  of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

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

Index

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

Index

Sales and marketing expense. Sales and marketing expense, exclusive of the charges from MVG, for the three months ended March 31, 2011and March 31, 2010 were $0.7 million in each period. As a percentage of revenues, sales and marketing expenses decreased to 10.2% for the three months ended March 31, 2011, from 10.0% for the three months ended March 31, 2010. There were no material changes in the individual components of sales and marketing expense in the quarter ended March 31, 2011 versus the quarter ended March 31, 2010.

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

Other (loss) income, net. Other loss net, for the three months ended March 31, 2011 was approximately $0.2 million compared to other income, net of $0.004 million for the three months ended March 31, 2010. The Company’s other loss, net in 2011 results primarily from foreign currency exchange losses attributable to the Company’s expenses payable in Euros which include the invoices billed to the Company by Microwave Vision under the Services Agreement.

Income taxes.   For the three months ended March 31, 2011the Company recorded a net tax benefit of approximately $0.4 million resulting from the operating loss in the current period. This net benefit was partially offset by the reduction of the Israeli’s subsidiary’s tax assets due to a tax rate reduction in Israel.

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

Index

Liquidity and Capital Resources

The Company has satisfied its working capital requirements through cash flows from operations. Net cash generated by operating activities during the three months ended March 31, 2011 was approximately $2.3 million compared to $2.6 million during the three months ended March 31, 2010. The reduction of accounts receivable of approximately $2.1 million, billings in excess of costs and estimated earnings on uncompleted contracts of $0.8 million, costs and estimated earnings in excess of billings on uncompleted contracts of $0.5 and the increase of accounts payable-parent company of $0.5 million were the most significant sources of cash for the three months ended March 31, 2011. The net loss of $0.8 million and the decrease in accounts payable and accrued expenses of approximately $1.0 million were the most significant use of cash for the three months ended March 31, 2011.

Net cash used in investing activities for the purchase of property and equipment was $0.3 million for the three month period ended March 31, 2011 an increase of $0.2 million from the three month period ended March 31, 2010.

Cash generated by operations for the three months ended March 31, 2011 was used to repay $0.2 million borrowed in the quarter.

The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency, primarily the Euro. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the three months ended March 31, 2011, approximately 79% of the Company's revenues were billed in U.S. dollars. A large portion of  the costs of the Company's contracts have been, and are expected in the future to continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency.

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

Index

(b)	Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2011, we determined that there was a material weakness in the recording of foreign exchange expense. This material weakness, if not corrected, could result in the misstatement of foreign exchange gain or loss. As a result, the Company has amended its internal control procedures to include a process whereby all foreign exchange calculations are subject to an enhanced review by senior management. The material weakness resulted in the misstatement of foreign exchange loss in the Company’s unaudited condensed consolidated statement of operations for three months ended March 31, 2011 which has been corrected in this amendment.

Index

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is not currently subject to any material legal proceedings and is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company's business, operating results, or financial condition.

Item 1A.   Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 which could materially affect our business, financial condition or future results of operations.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2010 may not be the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Orbit/FR, Inc.

Date: August 22, 2011	/s/ Per Iversen
President and Chief Executive Officer