Form 10-Q
period 2011-06-30
ORBIT FR INC
filed 2011-08-22
CIK 1037115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                         to

Commission File Number 0-22583

ORBIT/FR, Inc.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	23-2874370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

506 Prudential Road, Horsham, PA	19044
(Address of principal executive offices)	(Zip Code)

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No☒

There were 6,001,773 shares of common stock, $.01 par value, outstanding as of August 22, 2011.

ORBIT/FR, Inc.

Index

ORBIT/FR, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2011	December 31, 2010
	Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$1,902	$2,400
Accounts receivable, less allowance of $69 and $90	4,161	5,693
Inventory	3,665	2,776
Costs and estimated earnings in excess of billings on uncompleted contracts	4,459	4,941
Income tax refunds receivable	488	655
Deferred income taxes	1,224	1,437
Other	953	745
Total current assets	16,852	18,647

Property and equipment, net	2,464	2,296
Deferred income taxes	649	688
Cost in excess of net assets acquired	301	301

Total assets	$20,266	$21,932

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,161	$3,781
Accounts payable—parent company	2,026	1,697
Accrued expenses	3,235	3,728
Customer advances	--	75
Billings in excess of costs and estimated earnings on uncompleted contracts	1,393	2,117
Total liabilities, all current	10,815	11,398

Stockholders' equity:
Preferred stock: $.01 par value:
Authorized shares--2,000,000 Issued and outstanding shares--none	--	--
Common stock: $.01 par value:
Authorized shares--10,000,000
Issued shares--6,084,473	61	61
Additional paid-in capital	16,519	16,500
Accumulated deficit	(6,926)	(5,727)
Accumulated other comprehensive income (loss) - foreign currency translation adjustment	40	(57)
Treasury stock--82,700 shares	(243)	(243)
Total stockholders' equity	9,451	10,534

Total liabilities and stockholders' equity	$20,266	$21,932

See accompanying notes.

Index

ORBIT/FR, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Contract revenues	$8,200	$9,136	$15,517	$16,458
Cost of revenues	6,330	6,256	12,306	11,130
Gross profit	1,870	2,880	3,211	5,328
Operating expenses:
General and administrative	788	744	1,534	1,496
Sales and marketing	589	764	1,309	1,497
Sales, marketing,
general and administrative – MVG	250	283	500	683
Research and development	355	311	624	564
Insurance proceeds	(132)	--	(132)	--
Total operating expenses	1,850	2,102	3,835	4,240
Operating income (loss)	20	778	(624)	1,088
Other (loss) income, net	(112)	122	(328)	126
Income (loss) before income taxes	(92)	900	(952)	1,214
Income tax (expense) benefit	(476)	92	(247)	92
Net (loss) income	(568)	992	(1,199)	1,306
Other comprehensive income (loss) - foreign translation adjustment	33	(108)	97	(184)
Total comprehensive (loss) income	$(535)	$884	$(1,102)	$1,122

Basic (loss) income per share	$(0.09)	$0.17	$(0.20)	$0.22

Diluted (loss) income per share	$(0.09)	$0.16	$(0.20)	$0.22

Weighted average number basic common shares	6,001,773	6,001,773	6,001,773	6,001,773

Weighted average number diluted common shares	6,001,773	6,042,119	6,001,773	6,012,852

See accompanying notes.

Index

ORBIT/FR, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(1,199)	$1,306
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	304	215
Stock based compensation	19	20
Deferred income taxes	251	(92)
Changes in operating assets and liabilities:
Accounts receivable	1,564	2,626
Inventory	(880)	(160)
Costs and estimated earnings in excess of billings on uncompleted contracts	543	(2,671)
Income tax refunds receivable	166	250
Other current assets	(231)	(274)
Accounts payable and accrued expenses	(177)	(1,277)
Accounts payable—parent company	396	(216)
Customer advances	(74)	73
Billings in excess of costs and estimated earnings on uncompleted contracts	(764)	2,102

Net cash (used by) provided by operating activities	(82)	1,902

Cash flows from investing activities:
Purchase of property and equipment	(456)	(552)

Net cash (used in) investing activities	(456)	(552)

Cash flows from financing activities:
Proceeds from short term notes payable	800	--
Repayment of short term notes payable	(800)	(250)

Net cash (used in) financing activities	--	(250)

Effect of foreign exchange rate changes on cash and cash equivalents	40	117

Net (decrease) increase in cash and cash equivalents	(498)	1,217
Cash and cash equivalents at beginning of period	2,400	1,622
Cash and cash equivalents at end of period	$1,902	$2,839

Supplemental disclosures of cash flow information:
Cash (received) paid during the period for income taxes	$(182)	$178

Cash paid during the period for interest	$18	$--

See accompanying notes.

Index

ORBIT/FR, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2011
(Amounts in thousands, except share and per share data)

1. Ownership and Business

ORBIT/FR, Inc.  (the "Company") was incorporated in Delaware on December 9, 1996, as a wholly owned subsidiary of Orbit-Alchut Technologies, Ltd., (now known as Orbit Technologies, Ltd.), an Israeli publicly traded corporation.  On May 13, 2008, Orbit-Alchut Technologies, Ltd. (“Alchut”) sold all of its 3.7 million shares of common stock of the Company to Satimo, SA (“Satimo”). On June 30, 2009, Microwave Vision Group, SA, (“Microwave Vision” or “MVG”), acquired all 3.7 million common shares of the Company through a reorganization involving its wholly owned subsidiary, Satimo. The Company develops markets and supports sophisticated automated microwave test and measurement systems for the wireless communications, satellite, automotive, aerospace/defense and electromagnetic compatibility (EMC) industries, and manufactures anechoic foam, a microwave absorbing material that is an integral component of microwave test and measurement systems. ORBIT/FR, Inc., a holding company, supports its world-wide customers through its subsidiaries: ORBIT/FR Engineering, LTD (Israel) (hereinafter referred to as “Engineering”); ORBIT/FR Europe GmbH (Germany); Advanced Electromagnetics, Inc. (“AEMI”) (San Diego, CA); and Orbit Advanced Technologies, Inc. and Flam and Russell, Inc, (Horsham, PA). The Company sells its products to customers throughout North America, Europe and Asia.

2. Basis of Presentation

  Interim Financial Information

The accompanying unaudited condensed consolidated financial statements for the six and three months ended June 30, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The condensed consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Form 10-K for the year ended December 31, 2010, filed on March 31, 2011 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2010.

Index

ORBIT/FR, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2011
(Amounts in thousands, except share and per share data)

3. Inventory

Inventory at June 30, 2011 consists of the following:

Parts and components	$3,317
Work- in- process	348
Total	$3,665

4. Property and Equipment

    Property and equipment at June 30, 2011 consists of the following:

Lab and computer equipment	$3,179
Office equipment	942
Transportation equipment	61
Furniture and fixtures	65
Fixed assets in progress	191
Leasehold improvements	668
Total	5,106
Less accumulated depreciation	2,642
Property and equipment, net	$2,464

5. Accrued Expenses

Accrued expenses at June 30, 2011 consist of the following:

Contract costs	$41
Compensation	1,691
Commissions	418
Warranty	530
Deferred revenue	168
Other accruals	387
Total	$3,235

Index

ORBIT/FR, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2011
(Amounts in thousands, except share and per share data)

6. Long-Term Contracts

     Long-term contracts in process accounted for using the percentage-of-completion method are summarized as follows at June 30, 2011:

Accumulated expenditures on uncompleted contracts	$53,498
Estimated earnings thereon	14,769
Total	68,267
Less: Applicable progress billings	(65,201)
Balance	$3,066

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted contracts in excess of billings	$4,459
Billings on uncompleted contracts in excess of costs and estimated earnings	(1,393)
Total	$3.066

7. Income Taxes

The Company has recorded an income tax expense of approximately $0.2 million for the six months ended June 30, 2011 based on the operating income of its Israeli subsidiary and the reduction of their deferred tax assets reflecting the decrease in Israel’s corporate tax rate. In addition, the $0.4 million U.S. tax benefit previously recorded by the Company in the three months ended March 31, 2011 was reversed in the three months ended June 30, 2011 based on management’s current estimate that the benefit will not be utilized this year.  An income tax benefit, which partially reduced income tax expense, applicable to the operating losses of our German subsidiary was recorded for the six month period ended June 30, 2011, based on management’s current estimate that this subsidiary will have pretax earnings for the year,

8. Related Party Transactions

           The Company is party to an Assistance and Provision of Services Agreement (the "Services Agreement") with its majority stockholder Microwave Vision  and several subsidiaries of Microwave Vision. Microwave Vision provides management, operational, sales and marketing, legal, technical and other services to the Company and Microwave Vision's other direct and indirect subsidiaries.  In consideration thereof, the Company, and each of Microwave Visions’ other subsidiaries agreed to pay Microwave Vision a fee determined as of the start of each calendar year based on the projected gross margins of each subsidiary for that year. In addition, the Company agreed to pay Microwave Vision an additional fee of 1% of its gross sales in consideration of the right to use the name “Microwave Vision” in the Company’s sales and marketing activities. As at June 30, 2011, the fee for the year ending December 31, 2011 has not been determined. However, based on information provided by Microwave Vision the Company has accrued an estimated performance fee of $0.25 million and $0.5 million respectively for the three months and six months ended June 30, 2011.

Index

ORBIT/FR, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2011
(Amounts in thousands, except share and per share data)

9. Segment and Geographic Information

The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations in other geographic locations in Europe, Asia, North and South America. The following table represents financial information by geographic region for the three and six months ended June 30, 2011 and 2010. The following table is exclusive of intercompany transactions within the Company.

Three months ended June 30, 2011	North America	Europe	Asia	Total

Contract revenues	$3,197	$2,543	$2,460	$8,200
Cost of revenues	2,769	1,748	1,813	6,330
Gross profit	$428	$795	$647	$1,870

Three months ended June 30, 2010	North America	Europe	Asia	Total

Contract revenues	$3,801	$3,373	$1,962	$9,136
Cost of revenues	2,453	2,517	1,286	6,256
Gross profit	$1,348	$856	$676	$2,880

Six months ended June 30, 2011	North America	Europe	Asia	Total

Contract revenues	$5,923	$4,542	$5,052	$15,517
Cost of revenues	5,392	3,274	3,640	12,306
Gross profit	$531	$1,268	$1,412	$3,211

Six months ended June 30, 2010	North America	Europe	Asia	Total

Contract revenues	$6,617	$6,212	$3,629	$16,458
Cost of revenues	4,208	4,455	2,467	11,130
Gross profit	$2,409	$1,757	$1,162	$5,328

In the table above "North America" includes all of the Company’s United States operations, and "Europe" includes the Company’s subsidiaries in Germany and Israel.

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

Critical Accounting Policies

Revenue and Cost Recognition

          The Company’s principal sources of contract revenues are from engineering and design services and the production of electro-mechanical test equipment. Revenues from long-term fixed-price development contracts performed principally under the Company’s control are recognized on the percentage-of- completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract when such costs can be reasonably estimated. Contract costs include all direct material, labor and subcontractor costs and those indirect costs related to contract performance such as indirect labor, supplies and equipment costs. General and administrative costs are charged to expense as incurred. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined. Any estimated losses on contracts are recorded in the period losses are first identified. Revenues from electro-mechanical test equipment sold to customers that are not part of a larger contract are recognized when the contract is substantially completed. Revenues recognized in excess of amounts billed are classified under current assets as costs and estimated earnings in excess of billings on uncompleted contracts. Amounts received from customers in excess of revenues recognized to date are classified under current liabilities as billings in excess of costs and estimated earnings on uncompleted contracts.

Accounts Receivable

          The Company accounts for potential losses in accounts receivable utilizing the allowance method. In reviewing aged receivables, management considers its knowledge of our customers, (including their payment history), historical losses and current economic conditions in establishing the allowance for doubtful accounts.

Index

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	22.8	31.5	20.7	32.4
General and administrative	9.7	8.1	9.8	9.1
Sales and marketing	7.2	8.4	8.4	9.1
Research and development	4.3	3.4	4.0	3.4
Microwave Vision Group corporate expenses	3.0	3.1	3.2	4.2
Insurance reimbursement	(1.6)	--	(0.9)	--
Operating income (loss)	0.2	8.5	4.0	6.6
(Loss) income before income taxes	(1.1)	9.9	(6.1)	7.4
Net (loss) income	(6.9)	10.9	(7.7)	7.9

Three months ended June 30, 2011 compared to three months ended June 30, 2010.

Revenues. Revenues for the three months ended June 30, 2011 were approximately $8.2 million compared to approximately $9.1 million for the three months ended June 30, 2010, representing a decrease of approximately $0.9 million or 9.9%. Revenues from the university and EMC markets increased approximately $0.7 million, $0.3 million, respectively, while revenues from the defense, wireless, satellite and automotive markets decreased $1.1 million, $0.6 million, $0.1 million and $0.1 million respectively. Geographically, revenues from Asia increased $0.5 million. Europe and North America revenues decreased approximately $0.8 million and $0.6 million respectively.

Cost of revenues.  Cost of revenues for the three month periods ended June 30, 2011 and June 30, 2010 was approximately $6.3 million. However, gross profit decreased to 22.8% of revenues for the three months ended June 30, 2011 from 31.5% for the three months ended June 30, 2010. The lower gross profit percentage was due to several factors, including contract mix in the North American business as work was performed on contracts that have lower gross margins and the completion of several low margin Asian contracts for the three months ended June 30, 2011 versus the three month period ended June 30, 2010. The gross profit of the European business increased because contracts that had low gross profit for the period ended June 30, 2010 were completed.

General and administrative expense. General and administrative expenses, exclusive of the charges from Microwave Vision Group, SA (“Microwave Vision” or “MVG”) were $0.8 million for the three months ended June 30, 2011 and $0.7 million for the three months ended June 30, 2010. As a percentage of revenues, these general and administrative expenses increased to 9.7% for the three months ended June 30, 2011 from 8.1% for the three months ended June 30, 2010. There were no material changes in the individual components of general and administrative expense in the quarter ended June 30, 2011 versus the quarter ended June 30, 2010.

Index

Sales and marketing expense. Sales and marketing expense, exclusive of the charges from MVG, for the three months ended June 30, 2011 decreased to $0.6 from $0.8 million for the three months ended June 30, 2010. As a percentage of revenues, sales and marketing expenses decreased to 7.2% for the three months ended June 30, 2011, from 8.4% for the three months ended June 30, 2010. This decrease primarily reflects reduced agent commissions and lower costs associated with preparation of responses to requests for proposals versus the period ended June 30, 2010.

Sales, marketing general and administrative-Microwave Vision Group. The preliminary performance fee for the year ending December 31, 2011 has not yet been determined as of June 30, 2011. Based on information provided by Microwave Vision, the Company has accrued an estimated quarterly fee of $0.25 million through this date. The preliminary MVG fee may be subject to adjustment before the year end and will be adjusted at December 31, 2011 based upon the actual gross margin of each MVG subsidiary at year-end.

Research and development expense. Research and development expenses for the three months ended June 30, 2011 and 2010 was $0.4 million and $0.3 million ,respectively. As a percentage of revenues, research and development expense increased to 4.3% for the three months ended June 30, 2011 from 3.4% for the three month period ended June 30, 2010. This increase reflects increased investment in absorber and compact range technology.

Insurance proceeds. As discussed in the December 31, 2010  Form 10-K, the Company’s AEMI subsidiary had increased costs of revenues in 2010 due to the impact of an oven fire in the fourth quarter of 2010. The Company received approximately $0.13 million as full reimbursement by the insurance company for these costs in the quarter ended June 30, 2011.

Other (loss) income, net. Other loss, net, for the three months ended June 30, 2011 was approximately $0.1 million compared to other income, net of $0.1 million for the three months ended June 30, 2010. The Company’s other loss, net in 2011 results primarily from foreign currency exchange losses attributable to the Company’s expenses payable in Euros which include the invoices billed to the Company by Microwave Vision under the Services Agreement, since the value of the Euro strengthened in relation to the U.S. dollar during this period.

Income taxes.   For the three months ended June 30, 2011 the Company recorded income tax expense of approximately $0.5 million resulting from the operating income in the current period of our Israeli subsidiary. In addition, the $0.4 million U.S. tax benefit previously recorded by the Company in the three months ended March 31, 2011 was reversed in the three months ended June 30, 2011 based on management’s current estimate that the benefit will not be utilized this year.  An income tax benefit, which partially reduced income tax expense, applicable to the operating losses of our German subsidiary was recorded for the three month period ended June 30, 2011, based on management’s current estimate that this subsidiary will have pretax earnings for the year.

 Other comprehensive income (loss)-foreign currency translation adjustment. The Company recorded other comprehensive income-foreign currency translation adjustment of $0.03 million for the three months ended June 30, 2011 versus a comprehensive loss-foreign currency translation adjustment of $0.1 million for the three months ended June 30, 2010. This comprehensive income is the result of the Euro exchange rate to the U.S. dollar increasing for the three months ended June 30, 2011.

Index

Six months ended June 30, 2011 compared to six months ended June 30, 2010.

Revenues. Revenues for the six months ended June 30, 2011 were approximately $15.5 million compared to approximately $16.5 for the six months ended June 30, 2010. Revenues from the university and EMC markets increased approximately $1.2 million and $0.4 million, respectively, while revenues from the defense, wireless, automotive and satellite markets decreased $1.3 million, $0.8 million, $0.3 million and $0.2 million respectively. Geographically, revenues from Asia increased $1.4 million. Europe and North America revenues decreased approximately $1.7 million and $0.7 million respectively.

Cost of revenues.  Cost of revenues for the six months ended June 30, 2011 was approximately $12.3 million compared to approximately $11.1 million for the six months ended June 30, 2010, an increase of approximately $1.2 million or 10.8%. Gross profit decreased to 20.7% of revenues for the six months ended June 30, 2011 from 32.4% for the six months ended June 30, 2010. The lower gross profit percentage primarily reflects the contract mix in the North American business as work was performed on contracts that have lower gross profit for the six months ended June 30, 2011 versus the six month period ended June 30, 2010 and higher subcontractor costs in the North American business due to the high volume of installations primarily in the period ended March 31, 2011. In addition, the gross profit percentage of the Asian business decreased reflecting the completion of several low margin contracts in the period.

General and administrative expense. General and administrative expenses, exclusive of the charges from MVG, were $1.5 million for the six months ended June 30, 2011 and $1.5 million for the six months ended June 30, 2010. As a percentage of revenues, these general and administrative expenses increased to 9.8% for the six months ended June 30, 2011 from 9.1% for the six months ended June 30, 2010, reflecting reduced sales for the six months ended June 30, 2011. There were no material changes in the individual components of general and administrative expense in the six months ended June 30, 2011 versus the six months ended June 30, 2010.

Sales and marketing expense. Sales and marketing expense, exclusive of the charges from MVG, for the six months ended June 30, 2011 decreased to $1.3 million from $1.5 million for the six months ended June 30, 2010. As a percentage of revenues, sales and marketing expenses decreased to 8.4% for the six months ended June 30, 2011, from 9.1% for the six months ended June 30, 2010. This decrease primarily reflects reduced agent commissions and lower costs associated with preparation of responses to requests for proposals versus the six month period ended June 30, 2010.

Sales, marketing general and administrative-Microwave Vision Group. The preliminary performance fee for the year ending December 31, 2011 has not yet been determined as of June 30, 2011. Based on information provided by Microwave Vision, the Company has accrued an estimated quarterly fee of $0.5 million through this date. The preliminary MVG fee may be subject to adjustment before the year end and will be adjusted at December 31, 2011 based upon the actual gross margin of each MVG subsidiary at year-end.

Research and development expense. Research and development expenses were $0.6 million for the six month periods ended June 30, 2011 and June 30, 2010. As a percentage of revenues, research and development increased to 4.0% for the six months ended June 30, 2011 from 3.4% for the six months ended June 30, 2010, reflecting reduced sales for the six month period ended June 30, 2011.

Insurance proceeds. As discussed in the December 31, 2010  Form 10-K, the Company’s AEMI subsidiary had increased costs of revenues in the period due to the impact of the oven fire in the fourth quarter of 2010. The Company received approximately $0.13 million as full reimbursement by the insurance company for these costs in the quarter ending June 30, 2011.

Index

Other (loss) income, net. Other loss, net, for the six months ended June 30, 2011 was approximately $0.3 million compared to other income, net of $0.1 million for the six months ended June 30, 2010. The Company’s other loss, net in 2011 resulted primarily from foreign currency exchange losses attributable to the Company’s expenses payable in Euros, which include the invoices billed to the Company by MVG under the Services Agreement.

Income taxes. For the six months ended June 30, 2011, the Company recorded income tax expense of approximately $0.2 million resulting from income taxes applicable to the net income of our Israeli subsidiary and the reduction of the Israeli subsidiary deferred tax assets due to a tax rate reduction. An income tax benefit, which partially reduced income taxes, applicable to the operating losses of our German subsidiary was recorded for the six month period ended June 30, 2011 based on our current estimate that this subsidiary will have pretax earnings for the year.

Other comprehensive income (loss)-foreign currency translation adjustment. The Company recorded other comprehensive income-foreign currency translation adjustment of $0.1 million for the six months ended June 30, 2011 versus a comprehensive loss-foreign currency translation adjustment of $0.2 million for the six months ended June 30, 2010. This comprehensive income is the result of the Euro exchange rate to the U.S. dollar increasing for the six months ended June 30, 2011.

Liquidity and Capital Resources

For the six months ended June 30, 2011, the Company has satisfied its working capital requirements from cash reserves and from the temporary use of its lines of credit. Net cash used by operating activities during the six months ended June 30, 2011 was approximately $0.1 million compared to cash provided by operations of $1.9 million during the six months ended June 30, 2010. The reduction of accounts receivable of approximately $1.6 million, costs and estimated earnings in excess of billings on uncompleted contracts of $0.5 million and accounts payable-parent company of $0.4 were the most significant sources of cash for the six months ended June 30, 2011. The net loss of $1.2 million, billings in excess of costs and estimated earnings on uncompleted contracts of $0.8 million and the increase in inventory of approximately $0.9 million were the most significant use of cash for the six months ended June 30, 2011.

Net cash used in investing activities for the purchase of property and equipment was $0.5 million for the six month period ended June 30, 2011, reflecting a decrease of approximately $0.1 million from the six month period ended June 30, 2010.

Cash generated by operations for the three months ended March 31, 2011 was used to repay $0.8 million borrowed during the period.

The Company has exposure to currency fluctuations as a result of billing certain of its contracts in foreign currency, primarily the Euro. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the six months ended June 30, 2011, approximately 79% of the Company's revenues were billed in U.S. dollars. A large portion of  the costs of the Company's contracts have been, and are expected in the future to continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency and amounts owed to or due from MVG under the Services Agreement and for other intercompany transactions.

Inflation and Seasonality

The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

Index

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, these controls and procedures were effective.

(b)	Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2011, we determined that there was a material weakness in the recording of foreign exchange expense. This material weakness, if not corrected, could result in the misstatement of foreign exchange gain or loss. As a result, the Company has amended its internal control procedures to include a process whereby all foreign exchange calculations are subject to an enhanced review by senior management. The material weakness resulted in the misstatement of foreign exchange loss in the Company’s unaudited condensed consolidated statement of operations for three months ended March 31, 2011 which has been corrected in the 10-Q amendment filed August 22, 2011.

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

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Per Iversen, President and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Relland Winand, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Per Iversen, President and Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Relland Winand, Chief Financial Officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Orbit/FR, Inc.

Date: August 22, 2011	/s/ Per Iversen
President and Chief Executive Officer