Form 10-K/A
period 2010-12-31
ORBIT FR INC
filed 2011-10-26
CIK 1037115

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

ORBIT/FR, Inc.

Explanatory Note
This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) of Orbit/FR, Inc. (the “Company” or “we”) is being filed solely for the purpose of (i) amending the notes to our audited consolidated financial statements for the fiscal year ended December 31, 2010 (the “Financial Statements”) to expand the disclosure set forth under the headings “Principles of Consolidation” and “Foreign Currency Transactions” in Note 1; and (ii) correcting a typographical error. Except as described above, no other changes are being made to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”). This Amendment does not reflect events occurring after the March 31, 2011 filing of our Form 10-K and does not modify or update the disclosure contained in the Form 10-K in any way other than as described in this Explanatory Note.
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
(a)(1) Consolidated Financial Statements
(a)(3) Exhibits
The exhibits filed as part of this report are listed under exhibits as subsection (c) of this Item 15.
(b) Exhibits

3.1		Amended and Restated Certificate of Incorporation of the Company. (2)

3.2		Bylaws of the Company. (7)

4.1		Specimen Common Stock Certificate of the Company. (2)

4.2		Citizens Bank Term Note, dated December 13, 2010, in the aggregate principal amount of $250,000.†

4.3		Citizens Bank Revolving Demand Note, dated December 13, 2010, in the aggregate principal amount of $2,250,000.†

10.1	*	Employment Agreement dated January 1, 1997 by and between the Company and Moshe Pinkasy. (1)

10.2		1997 Equity Incentive Plan. (1)

10.3		ORBIT/FR Inc. non-debarment agreement dated February 15, 2000 (4)

10.4		Consent Agreement. (8)

10.5	*	Employment Agreement dated December 16, 2008 by and between the Company and Per Iversen. (9)

10.6		Services Agreement dated August 14, 2009 among the Company, Microwave Vision Group, S.A. and the other parties thereto. (10)

10.7		Loan Agreement, dated December 13, 2010 by and between the Company and Citizens Bank of Pennsylvania (Equipment Line of Credit).†

10.8		Security Agreement, dated December 13, 2010, by and between the Company and Citizens Bank of Pennsylvania (Equipment Line of Credit).†

10.9		Loan Agreement, dated December 13, 2010, by and between the Company and Citizens Bank of Pennsylvania (Revolving Credit Facility).†

10.10		Security Agreement, dated December 13, 2010, by and between the Company and Citizens Bank of Pennsylvania (Revolving Credit Facility).†

14.1		Employee Ethics Policy. (6)

21.1		Subsidiaries of the Registrant. (3)

23.1		Consent of Cornick, Garber & Sandler, LLP.

23.2		Consent of Ziv Haft Certified Public Accountants (Isr.).

24.1		Power of Attorney.†

31.1		Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Per Iversen, President and Chief Executive Officer.

31.2		Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Relland Winand, Chief Financial Officer.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Per Iversen, President and Chief Executive Officer

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Relland Winand, Chief Financial Officer.

*	Management contract, compensatory plan or arrangement

†	Previously filed

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on April 11, 1997

(2)	Incorporated by reference to Amendment 1 of the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on May 19, 1997

(3)	Incorporated by reference to Amendment 2 of the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on June 5, 1997

(4)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 30, 2001

(5)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 31, 2003

(6)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 30, 2004

(7)	Incorporated by reference to Company’s Quarterly Report on Form 8-K filed on March 26, 2007

(8)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 29, 2006

(9)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on April 15, 2009

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 19, 2009

ORBIT/FR, Inc.
SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBIT/FR, Inc
Date: October 26, 2011	/s/ Per Iversen
Per Iversen
President and Chief Executive Officer

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
March 30, 2011
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions of the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company’s functional currency for the operations of its subsidiary in Israel is the U.S. dollar. The Company’s functional currency for the operations of its German subsidiary is the Euro. The translation of foreign subsidiaries’ financial statements denominated in a functional currency other than the U.S. dollar into U.S. dollars is performed at each balance sheet date as follows: The foreign currency statement of operations is translated at the average exchange rate in effect for the period. The balance sheet asset and liability accounts are translated at the period-end exchange rate. The resulting translation gain or loss is recorded as a separate component of stockholders’ equity. The change in the cumulative translation gains or losses from the preceding period is separately reported, net of income tax effect, on the statement of operations under the caption “Other comprehensive income (loss) — foreign currency translation adjustment,” unless such change is considered immaterial (in which case it is included in foreign exchange transaction gains or losses).
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
Foreign Currency Transactions
The Company records transactions in connection with foreign currency invoices received, collected, issued or paid at the exchange rate in effect at the date of the transaction. Receivables and payables denominated in foreign currency are re-measured at each balance sheet date. The differences resulting from unrealized changes in foreign exchange rates are recorded as foreign exchange gain or loss, which is included as a component of “Other (loss) income, net” on the consolidated statement of operations. When a transaction is collected or paid within an accounting period, a realized foreign exchange gain or loss is recorded based on the rate at the date of settlement and the previous carrying amount of the receivable or payable. The Company occasionally enters into forward exchange currency contracts and their carrying amount is measured at each balance sheet date. The change in carrying amount is recorded as a foreign exchange gain or loss. The foreign transaction gain for the fiscal year ended December 31, 2010 was $22. The foreign transaction loss for the year ended December 31, 2009 was $120.
For the years ended December 31, 2010 and 2009, approximately 21% and 14%, respectively, of the Company’s revenue was billed in currencies other than the U.S. dollar. Transactions with the Company’s parent are predominantly in Euros. The majority of the costs incurred in performing the Company’s contracts have been denominated in U.S. dollars.
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