Form 10-Q/A
period 2011-03-31
ORBIT FR INC
filed 2011-10-26
CIK 1037115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2
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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q/A (the “Amendment”) of Orbit/FR, Inc. (the “Company” or “we”) is being filed solely for the purpose of (i) amending the unaudited consolidated financial statements for the three months ended March 31, 2011, [together with the related notes], to denote such financial statements as “restated”; and (ii) amending the notes to our unaudited consolidated financial statements for the three months ended March 31, 2011 to include Note 7 (“Foreign Currency Transactions”) and Note 8 (“Restatement of Previously Issued Financial Statements”). Other than such amendments, the financial statements contained in this Amendment are identical to the financial statements included in Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) filed with the Securities and Exchange Commission (the “Commission”) on August 22, 2011. Except as described above, no other changes are being made to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011 (the “Form 10-Q”), as amended by Amendment No. 1. This Amendment does not reflect events occurring after the May 23, 2011 filing of our Form 10-Q and does not modify or update the disclosure contained in the Form 10-Q, as amended by Amendment No. 1, in any way other than as described in this Explanatory Note.

ORBIT/FR, Inc.

Index

ORBIT/FR, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2011	December 31, 2010
	Unaudited
	(As restated)
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
	(As restated)
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
	(As restated)
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

7. Foreign Currency Transactions

The Company records transactions in connection with foreign currency invoices received, collected, issued or paid at the exchange rate in effect at the date of the transaction. Receivables and payables denominated in foreign currency are re-measured at each balance sheet date. The differences resulting from unrealized changes in foreign exchange rates are recorded as foreign exchange gain or loss which is included as a component of “Other (loss) income, net” on the consolidated statement of operations. Also, when a transaction is settled (collected or paid) within an accounting period, a realized foreign exchange gain or loss is recorded based on the rate in effect at the date of settlement and the previous carrying amount of the receivable or payable. The Company occasionally enters into forward exchange currency contracts and their carrying amount is also measured at each balance sheet date. The change in carrying amount is also recorded as a foreign exchange gain or loss. The foreign transaction loss for the three month period ended March 31, 2011 was $178. The foreign transaction gain for the three month period ended March 31, 2010 was $41.

8. Restatement of Previously Issued Financial Statements

The Company has amended the condensed financial statements in this Form10-Q for the three months ended March 31, 2011 to give effect to a subsequently discovered error in its reported foreign exchange transaction loss. The accounts affected by the restatement are as follows:

	As Previously Reported	Adjustment	As Restated
Condensed Balance Sheet
Income tax refunds receivable	$353	$(28)	$325
Deferred income taxes	$1,277	$(2)	$1,275
Other current assets	$793	$89	$882
Total current assets	$18,059	$59	$18,118
Deferred income taxes	$649	$(1)	$648
Total assets	$21,496	$58	$21,554
Accounts payable - parent company	$1,942	$173	$2,115
Total liabilities, all current	$11,407	$173	$11,580
Accumulated deficit	$(6,243)	$(115)	$(6,358)
Total stockholders' equity	$10,089	$(115)	$9,974
Total liabilities and stockholders equity	$21,496	$58	$21,554

Consolidated Statement of Operations
Other (loss) income, net	$(42)	$(174)	$(216)
Income (loss) before income taxes	$(686)	$(174)	$(860)
Income tax (benefit)	$(170)	$(59)	$(229)
Net (loss) income	$(516)	$(115)	$(631)
Total comprehensive (loss) income	$(452)	$(115)	$(567)
Basic and diluted net (loss) income per share	$(0.09)	$(0.02)	$(0.11)

Consolidated Statements of Cash Flows
Net (loss) income	$(516)	$(115)	$(631)
Income tax refunds receivable	$301	$28	$329
Other current assets	$269	$(429)	$(160)
Accounts payable - parent company	$(48)	$516	$468

9. Income Taxes

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

10. Related Party Transactions

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

11. Segment and Geographic Information

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

Orbit/FR, Inc.

Date: October 26, 2011	/s/ Per Iversen
President and Chief Executive Officer