Form 10-Q
period 2011-09-30
ORBIT FR INC
filed 2011-11-21
CIK 1037115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes   ☒     No  ☐

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ☒

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

          There were 6,001,773 shares of common stock, $.01 par value, outstanding as of November 21, 2011.

ORBIT/FR, Inc.

Index

ORBIT/FR, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30,	December 31,
	2011	2010
	Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$1,233	$2,400
Accounts receivable, less allowance of $62 and $90	4,603	5,693
Inventory	3,421	2,776
Costs and estimated earnings in excess of billings on uncompleted contracts	5,100	4,941
Income tax refunds receivable	469	655
Deferred income taxes	1,207	1,437
Other	452	745
Total current assets	16,485	18,647

Property and equipment, net	2,593	2,296
Deferred income taxes	645	688
Cost in excess of net assets acquired	301	301

Total assets	$20,024	$21,932

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,003	$3,781
Accounts payable—parent company	2,028	1,697
Accrued expenses	3,090	3,728
Customer advances	--	75
Billings in excess of costs and estimated earnings on uncompleted contracts	2,389	2,117
Short term debt	300	--
Current portion of long term debt	26	--
Total current liabilities	10,836	11,398

Long term debt	113	--

Stockholders' equity:
Preferred stock: $.01 par value: Authorized shares--2,000,000 Issued and outstanding shares--none	--	--
Common stock: $.01 par value: Authorized shares--10,000,000 Issued shares--6,084,473	61	61
Additional paid-in capital	16,525	16,500
Accumulated deficit	(7,222)	(5,727)
Accumulated other comprehensive income (loss) - foreign currency translation adjustment	(46)	(57)
Treasury stock--82,700 shares	(243)	(243)
Total stockholders' equity	9,075	10,534

Total liabilities and stockholders' equity	$20,024	$21,932

See accompanying notes.

Index

ORBIT/FR, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2011	2010	2011	2010

Contract revenues	$7,643	$9,700	$23,161	$26,158
Cost of revenues	5,974	6,948	18,280	18,078
Gross profit	1,669	2,752	4,881	8,080
Operating expenses:
General and administrative	806	802	2,339	2,298
Sales and marketing	660	702	1,969	2,199
Sales, marketing, general and administrative – MVG	250	342	750	1,025
Research and development	288	414	912	978
Insurance proceeds	--	--	(132)	--
Total operating expenses	2,004	2,260	5,838	6,500
Operating (loss) income	(335)	492	(957)	1,580
Other income (loss), net	132	(204)	(197)	(78)
(Loss) income before income taxes	(203)	288	(1,154)	1,502
Income tax expense (benefit)	93	(139)	340	(231)
Net (loss) income	(296)	427	(1,494)	1,733
Other comprehensive (loss) income - Foreign currency translation adjustment	(86)	136	11	(48)
Total comprehensive (loss) income	$(382)	$563	$(1,483)	$1,685

Basic (loss) income per share	$(0.05)	$0.07	$(0.25)	$0.29

Diluted (loss) income per share	$(0.05)	$0.07	$(0.25)	$0.29

Weighted average number basic common shares	6,001,773	6,001,773	6,001,773	6,001,773

Weighted average number diluted common shares	6,001,773	6,026,250	6,001,773	6,017,532

See accompanying notes.

Index

ORBIT/FR, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(1,494)	$1,733
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	430	376
Stock based compensation	24	31
Deferred income taxes	272	(97)
Changes in operating assets and liabilities:
Accounts receivable	1,099	3,533
Inventory	(641)	(195)
Costs and estimated earnings in excess of billings on uncompleted contracts	(140)	(3,466)
Income tax refunds receivable	186	--
Other current assets	263	(228)
Accounts payable and accrued expenses	(1,437)	94
Accounts payable—parent company	353	377
Customer advances	(75)	(2)
Billings in excess of costs and estimated earnings on uncompleted contracts	259	573

Net cash (used by) provided by operating activities	(901)	2,729

Cash flows from investing activities:
Purchase of property and equipment	(722)	(729)

Net cash (used in) investing activities	(722)	(729)

Cash flows from financing activities:
Proceeds from short term notes payable	1,100	--
Repayment of short term notes payable	(800)	(250)
Proceeds from long term debt	143	--
Repayment of long term debt	(4)	--
Net cash provided by (used in) financing activities	439	(250)

Effect of foreign exchange rate changes on cash and cash equivalents	17	61

Net (decrease) increase in cash and cash equivalents	(1,167)	1,811
Cash and cash equivalents at beginning of perid	2,400	1,622
Cash and cash equivalents at end of period	$1,233	$3,433

Supplemental disclosures of cash flow information:
Cash (received) paid during the period for income taxes	$(267)	$243

Cash paid during the period for interest	$15	$18

See accompanying notes.

Index

ORBIT/FR, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2011
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

2. Basis of Presentation

  Interim Financial Information

The accompanying unaudited condensed consolidated financial statements for the  three and nine months ended September 30, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The condensed consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Form 10-K for the year ended December 31, 2010, filed on March 31, 2011 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2010.

3. Inventory

Inventory at September 30, 2011 consists of the following:

Parts and components	$2,943
Work- in- process	478
Total	$3,421

Index

ORBIT/FR, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2011
(Amounts in thousands, except share and per share data)

4. Property and Equipment

     Property and equipment at September 30, 2011 consists of the following:

Lab and computer equipment	$3,311
Office equipment	976
Transportation equipment	61
Furniture and fixtures	70
Fixed assets in progress	276
Leasehold improvements	671
Total	5,365
Less accumulated depreciation	2,772
Property and equipment, net	$2,593

5. Accrued Expenses

Accrued expenses at September 30, 2011 consist of the following:

Contract costs	$68
Compensation	1,576
Commissions	476
Warranty	494
Deferred revenue	127
Other accruals	349
Total	$3,090

6. Long-Term Contracts

     Long-term contracts in process accounted for using the percentage-of-completion method are summarized as follows at September 30, 2011:

Accumulated expenditures on uncompleted contracts	$59,158
Estimated earnings thereon	16,245
Total	75,403
Less: Applicable progress billings	(72,692)
Balance	$2,711

Index

ORBIT/FR, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2011
(Amounts in thousands, except share and per share data)

The long-term contracts are shown in the accompanying balance sheets as follows:

Costs and estimated earnings on uncompleted contracts in excess of billings	$5,100
Billings on uncompleted contracts in excess of costs and estimated earnings	(2,389)
Balance	$2,711

7. Foreign Currency Transactions

               The Company records transactions in connection with foreign currency including invoices received, collected, issued or paid at the exchange rate in effect at the date of the transaction. Receivables, payables and other balance sheets accounts denominated in foreign currency are re-measured at each balance sheet date. The differences resulting from unrealized changes in foreign exchange rates are recorded as foreign exchange gain or loss which is included as a component of “Other income (loss), net” on the consolidated statement of operations. Also, when a transaction is settled (collected or paid) within an accounting period, a realized foreign exchange gain or loss is recorded based on the rate in effect at the date of settlement and the previous carrying amount of the receivable or payable. The Company occasionally enters into forward exchange currency contracts and their carrying amount is also measured at each balance sheet date. The change in carrying amount is also recorded as a foreign exchange gain or loss. The foreign exchange transaction gain for the three months ended September 30, 2011 was $153 and the foreign exchange transaction loss for the three months ended September 30, 2010 was $186. The foreign exchange transaction losses for the nine month periods ended September 30, 2011 and September 30, 2010 were $111 and $14, respectively.

   The Company as of September 30, 2011 had net liabilities of 4.9 million shekels and 0.9 million Euros, subject to foreign exchange fluctuations.

8. Income Taxes

The Company has recorded an income tax expense of approximately $0.3 million for the nine months ended September 30, 2011 based on the operating income of its Israeli subsidiary and the reduction of their deferred tax assets reflecting the decrease in Israel’s corporate tax rate. The U.S. tax benefit due to the 2011 U.S. operating losses of the Company was not recorded due to management’s current estimate that the benefit will not be utilized this year. An income tax benefit, which partially reduced income tax expense, applicable to the operating losses of our German subsidiary was recorded for the nine month period ended September 30, 2011 based on management’s current estimate that this subsidiary will have pretax earnings for the year.

Index

ORBIT/FR, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2011
(Amounts in thousands, except share and per share data)

9. Debt

     The components of debt shown in the accompanying balance sheet are as follows:

	September 30,	December 31,
	2011	2010

Short term bank loans	$300	$--

Total long term debt	$139	$--
Less: current portion	(26)	--
Total long-term debt, net of current portion	$113	$--

              The Company borrowed $0.14 million of the $0.25 million available under its Term Note-Non Revolving Line of Credit to purchase a Computer Numerical Control (CNC) machine for its subsidiary Advanced Electromagnetics, Inc. The current portion of this long term debt is $0.026 million and is included in current liabilities. The long term debt portion is $0.113 million. The note is payable in 60 equal installments and has an interest rate of 4.28%. The principal payments by year are: 2011 $0.01 million, 2012 $0.03 million, 2013 $0.03 million, 2014 $0.03 million, 2015 $0.03 million and 2016 $0.01million. On September 23, 2011 the Term Note-Non Revolving Line of Credit was extended to August 31, 2017. The Bank also extended the Conversion Date of the Term Note to August 31, 2012.

At September 30, 2011 the Company had borrowed $0.3 million under its $2.25 million Revolving Demand Note bank facility. The interest rate on amounts outstanding under the facility is LIBOR rate plus 2.25%. This facility does not contain any financial covenants and can be used to issue letters of credit. Currently, one letter of credit is outstanding in the amount of $1.0 million and will expire November 15, 2011.

10. Related Party Transactions

               The Company is party to an Assistance and Provision of Services Agreement (the "Services Agreement") with its majority stockholder Microwave Vision and several subsidiaries of Microwave Vision. Microwave Vision provides management, operational, sales and marketing, legal, technical and other services to the Company and Microwave Vision's other direct and indirect subsidiaries.  In consideration thereof, the Company, and each of Microwave Visions’ other subsidiaries agreed to pay Microwave Vision a fee determined as of the start of each calendar year based on the projected gross margins of each subsidiary for that year, subject to adjustment at year end based on actual gross margin. In addition, the Company agreed to pay Microwave Vision an additional fee of 1% of its gross sales in consideration of the right to use the name “Microwave Vision” in the Company’s sales and marketing activities. As of September 30, 2011, the fee for the year ending December 31, 2011 has not been determined. However, based on information provided by Microwave Vision the Company has accrued an estimated performance fee of $0.25 million and $0.75 million respectively for the three months and nine months ended September 30, 2011.

Index

ORBIT/FR, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2011
(Amounts in thousands, except share and per share data)

11 Segment and Geographic Information

The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations in other geographic locations in Europe, Asia and North America. The following table represents financial information by geographic region for the three and nine months ended September 30, 2011 and 2010. The following table is exclusive of intercompany transactions within the Company.

Three months ended September 30, 2011	North America	Europe	Asia	Total

Contract revenues	$2,156	$2,920	$2,567	$7,643
Cost of revenues	2,042	2,064	1,868	5,974
Gross profit	$114	$856	$699	$1,669

Three months ended September 30, 2011	North America	Europe	Asia	Total

Contract revenues	$5,157	$2,912	$1,631	$9,700
Cost of revenues	3,946	1,979	1,023	6,948
Gross profit	$1,211	$933	$608	$2,752

Nine months ended September 30, 2011	North America	Europe	Asia	Total

Contract revenues	$8,080	$7,462	$7,619	$23,161
Cost of revenues	7,433	5,338	5,509	18,280
Gross profit	$647	$2,124	$2,110	$4,881

Nine months ended September 30, 2010	North America	Europe	Asia	Total

Contract revenues	$11,775	$9,123	$5,260	$26,158
Cost of revenues	8,154	6,434	3,490	18,078
Gross profit	$3,621	$2,689	$1,770	$8,080

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

Foreign Currency Transactions

                The Company records transactions in connection with foreign currency including invoices received, collected, issued or paid at the exchange rate in effect at the date of the transaction. Receivables, payables and other balance sheets accounts denominated in foreign currency are re-measured at each balance sheet date. The differences resulting from unrealized changes in foreign exchange rates are recorded as foreign exchange gain or loss which is included as a component of “Other income (loss), net” on the consolidated statement of operations. Also, when a transaction is settled (collected or paid) within an accounting period, a realized foreign exchange gain or loss is recorded based on the rate in effect at the date of settlement and the previous carrying amount of the receivable or payable. The Company occasionally enters into forward exchange currency contracts and their carrying amount is also measured at each balance sheet date. The change in carrying amount is also recorded as a foreign exchange gain or loss.

Index

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues	100.00%	100.00%	100.00%	100.00%
Gross profit	21.8	28.3	21.1	30.9
General and administrative	10.5	8.3	10.1	8.8
Sales and marketing	8.6	7.2	8.5	8.4
Research and development	3.8	4.3	3.9	3.7
Microwave Vision Group corporate expenses	3.3	3.5	3.2	3.9
Insurance reimbursement	--	--	(0.5)	--
Operating (loss) income	(4.4)	5.0	(4.1)	6.1
(Loss) income before income taxes	(2.6)	3.0	(5.0)	5.7
Net (loss) income	(3.9)	4.4	(6.5)	6.6

Three months ended September 30, 2011 compared to three months ended September 30, 2010.

Revenues. Revenues for the three months ended September 30, 2011 were approximately $7.6 million compared to approximately $9.7 million for the three months ended September 30, 2010, representing a decrease of approximately $2.1 million or 21.6%. Revenues from the university, wireless and satellite markets increased approximately $0.3 million, $0.2 million and $0.1million respectively, while revenues from the defense market decreased $2.7 million reflecting decreased U.S. defense business. Geographically, revenues from Asia increased $0.9 million. North America revenues decreased approximately $3.0 million and European revenues remained unchanged.

Cost of revenues.  Cost of revenues for the three months ended September 30, 2011 was approximately $6.0 million, compared to $6.9 million for the for the three months ended September 30, 2010. Gross profit decreased to 21.8% of revenues for the three months ended September 30, 2011 from 28.3% for the three months ended September 30, 2010. The lower gross profit percentage as compared to September 30, 2010 was due to several factors, including contract mix in the North American business:  work was performed on contracts that have lower gross margins including two contracts that are in a loss position which incurred additional estimated costs to complete in the quarter. The Company anticipates that these contracts will be substantially completed by December 31, 2011. One of the contracts has a provision for penalties for late delivery. No provision has been made by the Company for any potential late penalties as the Company is in the process of negotiating with the customer to have these penalties waived. In the quarter ended September 30, 2010, the Company had two Asian contracts that yielded higher gross margins  than originally anticipated resulting in additional gross margin recognized. These Asian contracts were substantially completed at December 31, 2010.

Index

General and administrative expense. General and administrative expenses, exclusive of the charges from Microwave Vision Group, SA (“Microwave Vision” or “MVG”) were $0.8 million for the three month periods ended September 30, 2011 and  2010, respectively. As a percentage of revenues, the general and administrative expenses increased to 10.5% for the three months ended September 30, 2011 from 8.3% for the three months ended September 30, 2010, reflecting lower sales volume in the current three month period ended versus the year ago quarter. There were no material changes in the individual components of general and administrative expense in the quarter ended September 30, 2011 versus the quarter ended September 30, 2010.

Sales and marketing expense. Sales and marketing expense, exclusive of the charges from MVG, for the three month periods ended September 30, 2011 and September 30, 2010 were $0.7 million. As a percentage of revenues, sales and marketing expenses increased to 8.6% for the three months ended September 30, 2011, from 7.2% for the three months ended September 30, 2010 reflecting lower sales volume in the current quarter.

Sales, marketing general and administrative-Microwave Vision Group. The preliminary performance fee for the year ending December 31, 2011 has not yet been determined as of September 30, 2011. Based on information provided by Microwave Vision, the Company has accrued an estimated quarterly fee of $0.25 million through September 30, 2011. The preliminary MVG fee may be subject to adjustment before the year end and will be adjusted at December 31, 2011 based upon the actual gross margin of each MVG subsidiary at year-end. The Company had accrued an estimated fee of $0.34 million for the three month period ended September 30, 2010.

Research and development expense. Research and development expenses for the three months ended September 30, 2011 and 2010 were $0.3 million and $0.4 million, respectively. As a percentage of revenues, research and development expense decreased to 3.8% for the three months ended September 30, 2011 from 4.3% for the three month period ended June 30, 2010. The decrease primarily reflects reduced activity in antenna measurement systems. However, this reduced activity was partially offset by increased activity in absorber technology.

Other income (loss), net. Other income (loss), net, for the three months ended September 30, 2011 was approximately $0.1 million compared to other (loss), net of $0.2 million for the three months ended September 30, 2010. The Company’s other income, net in 2011 results primarily from foreign currency exchange gains attributable to the Company’s expenses payable in Euros which include the invoices billed to the Company by Microwave Vision under the Services Agreement, since the value of the Euro weakened in relation to the U.S. dollar during the current three month period.

Income taxes.   For the three months ended September 30, 2011 the Company recorded income tax expense of approximately $0.1 million resulting from the operating income in the current period of our Israeli subsidiary. The U.S. tax benefit due to the 2011 U.S. operating losses of the Company in the three months ended September 30, 2011 were not recorded due to management’s current estimate that the benefit will not be utilized this year. An income tax benefit, which partially reduced income tax expense, applicable to the operating losses of our German subsidiary was recorded for the three month period ended September 30, 2011, based on management’s current estimate that this subsidiary will have pretax earnings for the year.

Index

 Other comprehensive income (loss)-foreign currency translation adjustment. The Company recorded other comprehensive loss-foreign currency translation adjustment of $0.1 million for the three months ended September 30, 2011 versus a comprehensive income-foreign currency translation adjustment of $0.1 million for the three months ended September 30, 2010. This comprehensive loss is the result of the Euro exchange rate to the U.S. dollar decreasing for the three months ended September 30, 2011.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010.

Revenues. Revenues for the nine months ended September 30, 2011 were approximately $23.2 million compared to approximately $26.2 million for the nine months ended September 30, 2010. Revenues from the university and EMC markets increased approximately $1.5 million and $0.4 million, respectively, while revenues from the defense, wireless, and satellite markets decreased $4.0 million, $0.6 million, $0.3 million respectively. Geographically, revenues from Asia increased $2.4 million. European and North American revenues decreased approximately $3.7 million and $1.7 million respectively.

Cost of revenues.  Cost of revenues for the nine months ended September 30, 2011 was approximately $18.3 million compared to approximately $18.1 million for the nine months ended September 30, 2010, an increase of approximately $0.2 million or 1.1%. Gross profit percentage decreased to 21.1% of revenues for the nine months ended September 30, 2011 from 30.9% for the nine months ended September 30, 2010. The lower gross profit percentage primarily reflects the contract mix in the North American business:  work was performed on contracts that have lower gross profit for the nine months ended September 30, 2011 versus the nine months ended September 30, 2010, including two contracts that are in a loss position which have incurred additional estimated costs to complete year to date. The Company anticipates that these contracts will be substantially completed by December 31, 2011. One of the contracts has a provision for penalties for late delivery. No provision has been made by the Company for any potential late penalties as the Company is in the process of negotiating with the customer to have these penalties waived. In addition, the gross profit percentage of the Asian business decreased reflecting work performed on of several high margin contracts in the nine month period ended September 30, 2011. These Asian contracts were substantially completed at December 31, 2010.

General and administrative expense. General and administrative expenses, exclusive of the charges from MVG, were $2.3 million for each of the nine month periods ended September 30, 2011 and September 30, 2010. As a percentage of revenues, these general and administrative expenses increased to 10.1% for the nine months ended September 30, 2011 from 8.8% for the nine months ended September 30, 2010, reflecting reduced sales for the nine months ended September 30, 2011. There were no material changes in the individual components of general and administrative expense in the nine months ended September 30, 2011 versus the nine months ended September 30, 2010.

Sales and marketing expense. Sales and marketing expense, exclusive of the charges from MVG, for the nine months ended September 30, 2011 decreased to $2.0 million from $2.2 million for the nine months ended September 30, 2010. As a percentage of revenues, sales and marketing expenses increased to 8.5% for the nine months ended September 30, 2011, from 8.4% for the nine months ended September 30, 2010. This decrease primarily reflects reduced agent commissions, lower payroll costs and travel costs versus the nine month period ended September 30, 2010.

Index

Sales, marketing general and administrative-Microwave Vision Group. The preliminary performance fee for the year ending December 31, 2011 has not yet been determined as of September 30, 2011. Based on information provided by Microwave Vision, the Company has accrued an estimated quarterly fee of $0.75 million through September 30, 2011. The preliminary MVG fee may be subject to adjustment before the year end and will be adjusted at December 31, 2011 based upon the actual gross margin of each MVG subsidiary at year-end. The Company had accrued an estimated $0.75 million for the nine month period ended September 30, 2010.

Research and development expense. Research and development expenses were $0.9 million for the nine month period ended September 30, 2011 and $1.0 million for the nine month period ended September 30, 2010. As a percentage of revenues, research and development increased to 3.9% for the nine months ended September 30, 2011 from 3.7% for the nine months ended September 30, 2010, reflecting reduced sales for the nine month period ended September 30, 2011. The decrease primarily reflects reduced activity in antenna measurement systems. However, this reduced activity was partially offset by increased activity in absorber technology.

Insurance proceeds. As discussed in the December 31, 2010  Form 10-K, the Company’s AEMI subsidiary had increased costs of revenues due to the impact of the oven fire in the fourth quarter of 2010. The Company received approximately $0.13 million as full reimbursement by the insurance company for these costs in the quarter ended June 30, 2011.

Other (loss) income, net. Other loss, net, for the nine months ended September 30, 2011 was approximately $0.2 million compared to other loss, net of $0.1 million for the nine months ended September 30, 2010. The Company’s other loss, net in 2011 resulted primarily from foreign currency exchange losses attributable to the Company’s expenses payable in Euros, which include the invoices billed to the Company by MVG under the Services Agreement.

Income taxes. For the nine months ended September 30, 2011, the Company recorded income tax expense of approximately $0.3 million resulting from income taxes applicable to the net income of our Israeli subsidiary and the reduction in value of the Israeli subsidiary’s deferred tax assets due to a tax rate reduction. The U.S. tax benefit due to the 2011 U.S. operating losses of the Company in the nine months ended September 30, 2011 was not recorded due to management’s current estimate that the benefit will not be utilized this year. An income tax benefit, which partially reduced income taxes, applicable to the operating losses of our German subsidiary was recorded for the nine month period ended September 30, 2011 based on our current estimate that this subsidiary will have pretax earnings for the year.

 Other comprehensive income (loss)-foreign currency translation adjustment. The Company recorded other comprehensive income-foreign currency translation adjustment of $0.01 million for the nine months ended September, 2011 versus a comprehensive loss-foreign currency translation adjustment of $0.1 million for the nine months ended September 30, 2010. This comprehensive income is the result of the Euro exchange rate to the U.S. dollar decreasing for the nine months ended September 30, 2011.

Liquidity and Capital Resources

The Company has satisfied its working capital requirements from cash reserves and the use of its lines of credit. Net cash used by operating activities during the nine months ended September 30, 2011 was approximately $0.9 million compared to cash provided by operations of $2.7 million during the nine months ended September 30, 2010. The reduction of accounts receivable of approximately $1.1 million and the increase in accounts payable-parent company of $0.4 were the most significant sources of cash for the nine months ended September 30, 2011. The net loss of $1.3 million, the reduction of accounts payable and accrued expenses of $1.4 million and the increase in inventory of approximately $0.6 million were the most significant uses of cash for the nine months ended September 30, 2011.

Index

Net cash used in investing activities for the purchase of property and equipment was $0.7 million for the nine month periods ended September 30, 2011 and September 30, 2010.

The Company used proceeds of $0.3 million under its $2.25 million Revolving Demand Note bank facility to help meet its working capital cash requirements.  In addition, the Company borrowed approximately $0.14 million of the $0.25 available under its Term Note-Non Revolving Line of Credit to purchase a Computer Numerical Control (CNC) machine for its subsidiary, Advanced Electromagnetics, Inc. On September 23, 2011, the Term Note-Non Revolving Line of Credit was extended to August 31, 2017. The Bank also extended the Conversion Date of the Term Note to August 31, 2012.

The Company has exposure primarily to Euro and shekel currency fluctuations in connection with foreign currency invoices received, collected, issued or paid as a result of certain contracts. Amounts owed to or due from MVG under the services agreement is in foreign currency, primarily the Euro. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the nine months ended September 30, 2011, approximately 71% of the Company's revenues were billed in U.S. dollars. A large portion of the costs of the Company's contracts have been, and are expected in the future to continue to be, U.S. dollar-denominated except for wages for employees of the Company's Israeli and German subsidiaries, which are denominated in local currency.

Inflation and Seasonality

The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

Item 4.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, these controls and procedures were effective.

Index

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Orbit/FR, Inc.

Date: November 21, 2011	/s/ Per Iversen
President and Chief Executive Officer