Form 10-K/A
period 2010-12-31
ORBIT FR INC
filed 2011-11-30
CIK 1037115

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

ORBIT/FR, Inc.
Index

Page No.
PART IV

Item 15 Exhibits, Financial Statement Schedule, and Reports on Form 8-K
4
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Explanatory Note
This Amendment No. 2 to the Annual Report on Form 10-K/A (the “Amendment”) of Orbit/FR, Inc. (the “Company” or “we”) is being filed solely for the purpose of correcting a typographical error in Exhibits 23.1 and 23.2. Except as described above, no other changes are being made to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended (the “Form 10-K”). This Amendment does not reflect events occurring after the March 31, 2011 filing of our Form 10-K and does not modify or update the disclosure contained in the Form 10-K in any way other than as described in this Explanatory Note.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULE
Exhibits

3.1		Amended and Restated Certificate of Incorporation of the Company. (2)

3.2		Bylaws of the Company. (7)

4.1		Specimen Common Stock Certificate of the Company. (2)

4.2		Citizens Bank Term Note, dated December 13, 2010, in the aggregate principal amount of $250,000.†

4.3		Citizens Bank Revolving Demand Note, dated December 13, 2010, in the aggregate principal amount of $2,250,000.†

10.1	*	Employment Agreement dated January 1, 1997 by and between the Company and Moshe Pinkasy. (1)

10.2	*	1997 Equity Incentive Plan. (1)

10.3		ORBIT/FR Inc. non-debarment agreement dated February 15, 2000 (4)

10.4		Consent Agreement. (8)

10.5	*	Employment Agreement dated December 16, 2008 by and between the Company and Per Iversen. (9)

10.6		Services Agreement dated August 14, 2009 among the Company, Microwave Vision Group, S.A. and the other parties thereto. (10)

10.7		Loan Agreement, dated December 13, 2010 by and between the Company and Citizens Bank of Pennsylvania (Equipment Line of Credit).†

10.8		Security Agreement, dated December 13, 2010, by and between the Company and Citizens Bank of Pennsylvania (Equipment Line of Credit).†

10.9		Loan Agreement, dated December 13, 2010, by and between the Company and Citizens Bank of Pennsylvania (Revolving Credit Facility).†

10.10		Security Agreement, dated December 13, 2010, by and between the Company and Citizens Bank of Pennsylvania (Revolving Credit Facility).†

14.1		Employee Ethics Policy. (6)

21.1		Subsidiaries of the Registrant. (3)

23.1		Consent of Cornick, Garber & Sandler, LLP.

23.2		Consent of Ziv Haft Certified Public Accountants (Isr.).

24.1		Power of Attorney.†

31.1		Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Per Iversen, President and Chief Executive Officer.

31.2		Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Relland Winand, Chief Financial Officer.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Per Iversen, President and Chief Executive Officer

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Relland Winand, Chief Financial Officer.

*	Management contract, compensatory plan or arrangement

†	Previously filed

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on April 11, 1997

(2)	Incorporated by reference to Amendment 1 of the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on May 19, 1997

(3)	Incorporated by reference to Amendment 2 of the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on June 5, 1997

(4)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 30, 2001

(5)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 31, 2003

(6)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 30, 2004

(7)	Incorporated by reference to Company’s Quarterly Report on Form 8-K filed on March 26, 2007

(8)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 29, 2006

(9)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on April 15, 2009

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 19, 2009

ORBIT/FR, Inc.
SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBIT/FR, Inc
Date: November 30, 2011	/s/ Per Iversen
Per Iversen
President and Chief Executive Officer