Form 10-Q/A
period 2011-03-31
ORBIT FR INC
filed 2011-11-30
CIK 1037115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 3
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

EXPLANATORY NOTE

This Amendment No. 3 to the Quarterly Report on Form 10-Q/A (the “Amendment”) of Orbit/FR, Inc. (the “Company” or “we”) is being filed solely for the purpose of amending Part I, Item 4. Except as described above, no other changes are being made to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011 (the “Form 10-Q”), as amended by Amendment Nos. 1 and 2. This Amendment does not reflect events occurring after the May 23, 2011 filing of our Form 10-Q and does not modify or update the disclosure contained in the Form 10-Q, as amended by Amendment Nos. 1 and 2, in any way other than as described in this Explanatory Note.

ORBIT/FR, Inc.

Index

			Page No.

PART I.	FINANCIAL INFORMATION

	Item 4.	Controls and procedures	4

PART II.	Other Information

	Item 6.	Exhibits	6

Signatures			7

Index

Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, these controls and procedures were not effective.

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

Orbit/FR, Inc.

Date: November 30, 2011	/s/ Per Iversen
President and Chief Executive Officer