Form 10-K/A
period 2010-12-31
ORBIT FR INC
filed 2011-12-20
CIK 1037115

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

ORBIT/FR, Inc.
Index

Page No.
PART II

Item 8 Financial Statements and Supplementary Data	4

PART IV

Item 15 Exhibits, Financial Statement Schedule, and Reports on Form 8-K	20

Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Explanatory Note
This Amendment No. 3 to the Annual Report on Form 10-K/A (the “Amendment”) of Orbit/FR, Inc. (the “Company” or “we”) is being filed solely for the purpose of correcting a typographical error in the audit report of Ziv Haft. Except as described above, no other changes are being made to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended (the “Form 10-K”). This Amendment does not reflect events occurring after the March 31, 2011 filing of our Form 10-K and does not modify or update the disclosure contained in the Form 10-K in any way other than as described in this Explanatory Note.

PART II

Item 8.	Financial Statements and Supplementary Data
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

ORBIT/FR, Inc
Date: December 20, 2011	/s/ Per Iversen
Per Iversen
President and Chief Executive Officer