Form 10-K
period 2011-12-31
ORBIT FR INC
filed 2012-04-09
CIK 1037115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act) Yes ☐ No ☑

As of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $5,061,371 (based on the closing price of the Common Stock on June 30, 2011 of $2.20 per share). The information provided shall in no way be construed as an admission that any officer, director, or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission. As of March 30, 2012, 6,001,773 shares of Common Stock were outstanding.

ORBIT/FR, Inc.

Index

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

The Company’s principal offices are located at 506 Prudential Road, Horsham, Pennsylvania 19044. Its telephone number is (215) 674-5100, its e-mail address is mail@orbitfr.com and its Internet website is www.orbitfr.com.

Index

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

Index

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

Index

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

Pursuing Growth in International Markets. Approximately 65% and 53% of the Company’s revenues during 2011 and 2010, respectively, were derived from international customers (i.e. customers outside of North America). The Company believes that the international microwave test and measurement marketplace will  grow over the next several years, due in large part to worldwide economic development, governmental policies aimed at improving the communications infrastructure in developing countries and the increasing globalization of commerce. The Company has devoted and intends to continue to devote significant efforts to increasing its share of the international market for microwave test and measurement systems by strengthening and expanding its sales network through the establishment of foreign sales and customer service centers and the appointment of additional international sales representatives. In addition, the Company believes it has a competitive advantage due to the duty-free status of its products manufactured in Israel and sold into the European Union.

Index

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

Microwave Test and Measurement Systems. The Company designs, manufactures and markets automated microwave test and measurement systems. In addition to providing most of these systems’ component parts, the Company also integrates the systems and trains its customers in use of the systems. Although most customers purchase fully integrated turnkey microwave test and measurement systems, the Company also sells its hardware and software products individually as replacement parts or components of custom-designed systems. The Company offers seven types of microwave test and measurement systems. The first, antenna measurement systems, are generic systems that can be adapted for many uses, and the other types are designed and sold in response to well-defined microwave test and measurement needs within specific industries. Prices for a typical ORBIT/FR system range from $50,000 to $1,000,000, but large systems have been sold for over $3 million.

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

Index

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

Index

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

Index

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

Index

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

Backlog

At December 31, 2011 and 2010, the Company’s backlog was approximately $21.6 million and $21.4 million, respectively. The Company includes in backlog only those orders for which it has received and accepted a completed purchase order. Such orders are generally subject to cancellation by the customer with payment of a specified charge. The delivery lead time on the Company’s products and systems is generally three to six months, but can be as short as a few days and as long as 18 months or more. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential shipment delays, the Company’s backlog as of any particular date may not be representative of actual sales for any succeeding period.

Research and Development

The Company believes that its future success depends on its ability to adapt to rapidly changing technological circumstances within the industries it serves and to continue to meet the needs of its customers. Accordingly, the timely development and introduction of new products is essential to maintain the Company’s competitive position. Using its internal research and development staff, augmented by external consultants, the Company develops most of its products in-house. On occasion, the Company’s research and development efforts have been conducted in direct response to the specific requirements of customers’ orders, and, accordingly, such amounts are included in cost of revenues when incurred and the related funding is included in net revenues at such time. Included in cost of revenues are customer-funded research and development costs of approximately $0 and $0.007 million for the years ended December 31, 2011 and 2010, respectively.

Other research and development expenses of the Company for fiscal years ended December 31, 2011 and 2010 were approximately $1.2 million and $1.3 million respectively.

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

Index

Employees

As of December 31, 2011, the Company had a total of 141 employees,  68 of which are in North America and 73 of which are in Europe. The Company considers its relations with its employees to be good.

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

Operations in Israel. The Company maintains part of its operations in Israel. As a result, our business may be directly and adversely impacted by the political, economic and military conditions affecting Israel.

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

Index

Risks Associated with International Sales. In 2011 and 2010, international sales (sales to customers outside of North America) comprised approximately 65% and 53%, respectively, of the Company’s total sales, and the Company expects its international business to continue to account for a material part of its revenues. International sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade and export policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs and burdens and costs of complying with a wide variety of international and U.S. export laws and regulatory requirements. Approximately 74% of the Company’s sales in 2011 were denominated in U.S. dollars. Accordingly, the Company believes that it does not have significant exposure to fluctuations in currency. However, fluctuations in currency could adversely affect the Company’s foreign customers.

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

Index

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company occupies approximately 18,000 square feet of space at its headquarters in Horsham, Pennsylvania under a lease expiring in October 2015. The current annual base rent is approximately $164,000. The Company also maintains sales, engineering, technical support and program management facilities in Israel and Germany, and at its manufacturing facilities in Santee, California. The Company’s current aggregate annual rental expenses for these additional facilities are approximately $460,000.

ITEM 3.      LEGAL PROCEEDINGS

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable

Index

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Year ended December 31,
	2011		2010
	High	Low	High	Low
First Quarter	$3.50	$2.65	$2.50	$1.05
Second Quarter	$2.90	$1.30	$3.50	$1.93
Third Quarter	$2.20	$0.97	$3.10	$1.80
Fourth Quarter	$1.20	$0.56	$3.70	$2.66

On March 5, 2012, there were 31 holders of record of the Company’s Common Stock based on information received by the Company from its stock transfer agent.

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

Index

ITEM 6.      SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data:	Year Ended December 31,
(amounts in thousands, except per share data)	2011	2010	2009	2008	2007
Contract revenues	$33,603	$36,245	$31,246	$23,118	$29,292
Cost of revenues	25,424	25,514	20,483	17,103	20,044
Gross profit	8,179	10,731	10,763	6,015	9,248
General and administrative	3,158	3,113	3,005	2,768	3,119
Sales and marketing	2,638	2,920	3,565	3,655	3,569
Sales, marketing, general and administrative-MVG	1,208	1,681	1,539	—	—
Research and development	1,242	1,253	1,308	2,080	1,607
(Gain) loss on disposal of assets	—	(109)	167	—	—
Insurance Proceeds	(132)	—	—	—	—
Total operating expenses	8,114	8,858	9,584	8,503	8,295
Operating income (loss), net	65	1,873	1,179	(2,488)	953
Impairment of goodwill	—	—	—	__	(80)
Compensation charge coincident to change in control	—	—	—	(969)	—
Other (loss), net	(122)	(73)	(217)	(5)	223
(Loss) income before income tax expense (benefit)	(57)	1,800	962	(3,462)	1,096
Income tax expense (benefit)	495	(497)	(508)	12	4
Net (loss) income	$(552)	$2,297	$1,470	$(3,474)	$1,092
Other comprehensive (loss) foreign currency translation adjustment net of $26 and $32, tax benefit	$(76)	$(57)	$—	$—	$—
Total comprehensive (loss) income	$(628)	$2,240	$1,470	$(3,474)	$1,092
Basic and diluted (loss) income per share	$(0.09)	$0.38	$0.24	$(0.58)	$0.18

Consolidated Balance Sheet Data:	December 31,
(amounts in thousands)	2011	2010	2009	2008	2007
Working capital	$5,833	$7,249	$4,973	$4,760	$6,444
Total assets	$24,250	$21,932	$20,113	$16,552	$17,370
Stockholders’ equity	$9,935	$10,534	$8,254	$6,707	$9,073

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, intangible assets, income taxes, financing operations, warranty obligations, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following accounting policies are the most critical and could impact our results of operations.

Revenue Recognition. The Company recognizes revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which measures the percentage of costs incurred to date to the estimated total costs for each contract when such costs can be reasonably estimated. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as work under a  contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

Bad Debts. The Company maintains an allowance for estimated losses resulting from the non-payment of accounts receivable. If the estimate is not sufficient to cover actual losses, the Company is required to take additional charges to its earnings.

Deferred Income Taxes. At December 31, 2011, the Company has recorded a deferred tax asset valuation allowance due to uncertainty with regard to the Company’s ability to generate sufficient taxable income in the near future to realize a portion of its net deferred tax assets in the U.S. As a result of the current year U.S. tax loss, the valuation allowance at December 31, 2011 was increased to 62% of the net deferred tax assets.  However, during 2010, the Company reduced its deferred tax valuation allowance as a result of the positive financial results of 2010 and 2009 and based upon the Company’s then projected ability to generate taxable income in the future.

Index

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues.  Revenues for the year ended December 31, 2011 were approximately $33.6 million, a 7.2% decline from revenues of approximately $36.2 million for the year ended December 31, 2010. Geographically, as a percentage of 2010 revenues, a 7.7% increase in the European and Asia markets of $1.9 million and 0.9 million, respectively, has enabled the Company to partially off-set the 14.8% revenue reduction or approximately $5.4 million in the North American market. The increases in revenues in the European and Asian markets reflect increased business and business opportunities aided by the Microwave Vision sales and support network in those markets. The US defense market, which has shown weakness in the first three quarters of 2011, had an increase in revenues in the fourth quarter. To date in 2012, the Company has seen an increase in business opportunities in the U.S. defense market as compared to the same period in 2011.

Cost of revenues. Cost of revenues for the year ended December 31, 2011 were approximately $25.4 million compared to approximately $25.5 million for the year ended December 31, 2010. Included in the cost of revenues for the year ended December 31, 2011 were unexpected costs on two large domestic contracts of approximately $1.3 million. This increase in costs was primarily responsible for the reduction of gross margin to 24.4% as of December 31, 2011 from 29.6% as of December 31, 2010.  One of the contracts was completed as of December 31, 2011 and the final payment was received in the first quarter of 2012. The other large domestic contract was completed by March 31, 2012. The Company believes that all costs have been recognized as of December 31, 2011. In addition, the Company anticipates filing a claim for damages against a vendor on this contract whose late delivery resulted in the Company incurring additional costs on this contract. Gross margin percentage for the year ended December 31, 2011 was also negatively affected by the overall reduction in revenues.

General and administrative expense-others. General and administrative expenses for the year ended December 31, 2011 were approximately $3.2 million, compared to approximately $3.1 million for the year ended December 31, 2010. As a percentage of revenues, general and administrative expenses for the year ended December 31, 2011 increased to 9.4% from 8.6% for the year ended December 31, 2010, primarily reflecting reduced sales volume.

Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 2011 were approximately $2.6 million compared to approximately $2.9 million for the year ended December 31, 2010, a decrease of approximately $0.3 million. This decrease reflects reduced sales rep fees, reduced labor costs and reduced travel.

Sales, marketing, general and administrative expenses-Microwave Vision Group. The Company has recorded approximately $1.2 million in sales, marketing, general and administrative expenses for the year ended December 31, 2011 under the Service Agreement with MVG. The Company recorded approximately $1.7 million in sales, marketing, general and administrative expenses for the year ended December 31, 2010.

Research and development expenses. Research and development expenses for the years ended December 31, 2011 were approximately $1.2 million compared to approximately $1.3 million for the year ended December 31, 2010. In 2011 the Company initiated significant new research and development programs which resulted in a U.S. R&D tax credit of $0.027M, a reduction to future U.S. tax liabilities.

Gain on Disposal of Assets. A fire on November 3, 2010 at the Company’s wholly owned subsidiary, AEMI, destroyed the oven used to dry the anechoic foam produced there. Through December 31, 2010, the Company received insurance proceeds of $0.13 million representing the replacement cost of certain machinery with a depreciated book basis of $0.03 million resulting in a gain of $0.1 million.

Other Insurance Proceeds. In the quarter ended June 30, 2011, the Company’s AEMI subsidiary had increased cost of revenues in 2010 due to the impact of the oven fire in the fourth quarter of 2010. The Company received approximately $0.13 million as full reimbursement from its insurance company for these costs.

Other (loss),net. Other (loss), net, for the year ended December 31, 2011 was approximately $0.2 million, as compared to $0.1 for the year ended December 31, 2010, an increase of approximately $0.1million. This increase is primarily due to increased foreign exchange losses due to the strength of the Euro during part of the year and increased bank guarantee fees.

Index

Income taxes. For the year ended December 31, 2011 the Company recorded income tax expense of approximately $0.5 million resulting from income taxes applicable to the net income of our Israeli subsidiary and the reduction in value of the Israeli subsidiary’s deferred tax assets due to a tax rate reduction. The U.S. tax benefit relating to the 2011 operating losses of the Company in the U.S. was not recorded based on management’s current estimate that the benefit will not be utilized in the near future. As a result, the Company increased the valuation allowance to 62% of its net deferred tax assets in the U.S. As a result of its operation through December 31, 2010 and its then estimate of its future operating results, the Company recorded an income tax benefit of $0.5 million for the year ended December 31, 2010 by reducing its valuation allowance to 50% of the net deferred tax assets in the U.S. The Company decreased its valuation allowance by approximately $0.7 million or 37% of the net deferred tax asset at December 31, 2010. In addition, the Company recorded a $0.2 million benefit attributable to the reversal of accrued taxes for prior years by the Israeli subsidiary that were no longer required as those years were settled with the Israeli taxing authorities. The foregoing were offset by approximately $0.4 million of net tax charges primarily resulting from taxes currently payable and foreign tax rate changes.

Other comprehensive (loss)-foreign currency translation adjustment. The Company recorded other comprehensive (loss)-foreign translation adjustment relating to the translation of its  German subsidiary’s financial statements into U.S. dollars of $0.1 million for each of the years ended December 31, 2011 and December 31, 2010. This comprehensive loss is the result of the Euro exchange rate to the dollar declining from December 31, 2010 and December 31, 2009 levels, respectively. Prior to January 1, 2010 the Company did not reflect foreign translation gains or losses separately as they were not material.

Liquidity and Capital Resources

The Company has satisfied its working capital requirements through cash flows from operations, and  short term bank financing.

Net cash generated by operating activities during the year ended December 31, 2011 was approximately $1.5 million versus net cash generated by operating activities of $1.7 million for the year ended December 31, 2010. The most significant source of cash for the year ended December 31, 2011 was the increase in billings in excess of costs and estimated earnings on uncompleted contracts of $3.2 million. The most significant uses of cash for the year ended December 31, 2011 were the increase in accounts receivable of $1.0 million and the reduction of accounts payable and accrued expenses of $0.8 million.

Net cash used in investing activities for the purchase of property and equipment for the year ended December 31, 2011 was $1.3 million, attributable primarily to the purchase of assets for use in manufacturing by AEMI and the Israeli subsidiary. In addition, the Company has invested as of December 31, 2011, $0.3 million in a new software product that is expected to be released in the quarter ending June 30, 2012.

During the year ended December 31, 2011, the Company used proceeds of $0.5 million under its $2.25 million Revolving Demand Note bank facility to help meet its working capital cash requirements. In addition, the Company borrowed approximately $0.14 million of the $0.25 million available under its Term Note-Non Revolving Line of Credit to purchase a Computer Numerical Control (CNC) machine for its subsidiary, AEMI. On September 23, 2011, The Term Note-Non Revolving Line of Credit was extended to August 31, 2017. The Bank also extended the date that the Company can draw on the Term Note-Non Revolving Line of Credit to August 31, 2012. The revolving line of credit agreement requires an annual “clean-up” period of 30 days where no loans under the line may be outstanding.

Orbit/FR Engineering, LTD has established lines of credit with two Israeli banks and one Indian Bank (Israeli Branch). The line of credit from one Israeli bank has limits of NIS 378,000 (approximately $0.1 million) and $1.9 million for the issuance of bank guarantees of letters of credit in favor of customers, while the other  Israeli bank has  limits of $250,000 and $2.4 million for the issuance of bank guarantees of letters of credit in favor of customers. The Indian bank line of credit is $3.1 million for the issuance of bank guarantees of letters of credit in favor of customers. The interest rate charged by all the banks is LIBOR plus 2.25%. The bank agreements with all three banks do not have expiration dates but are subject to termination on a quarterly basis. As of December 31, 2011 there were no amounts outstanding under these lines of credit.

The Company’s functional currency for the operations of its subsidiary in Israel is the U.S. dollar. The Company’s functional currency for the operations of its German subsidiary is the Euro. The translation of foreign subsidiaries’ financial statements denominated in a functional currency other than the U.S. dollar into U.S. dollars is performed at each balance sheet date as follows: The foreign currency statement of operations is translated at the average exchange rate in effect for the period. The balance sheet asset and liability accounts are translated at the period-end exchange rate. The Company has exposure to currency fluctuations as a result of billing certain of its customers in foreign currency.  The Company primarily bills its customers in U.S. dollars with the exception of GmbH which bills its customers in Euros. For the year ended December 31, 2011, approximately 74% of the Company’s revenues were billed in U.S. dollars. Most of the costs of the Company’s contracts have been, and are expected to continue to be, primarily U.S. dollar-denominated except for wages for employees of the Company’s Israeli and German subsidiaries, which are denominated in local currency. Other than GmbH, the Company intends to continue to enter primarily into U.S. dollar-denominated contracts.

Index

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

In October 2009, the FASB issued revised guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all deliverables based on relative-selling-price. This update eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. This guidance was effective for fiscal years beginning on or after September 15, 2010. Companies may use either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. The revised guidance did not have a material impact on ours consolidated financial statements.

In October 2009, the FASB issued amended guidance that affects how entities account for revenue arrangements that contain both hardware and software elements. Products that rely on software will be accounted for under the revised multiple-element arrangement revenue recognition guidance mentioned above rather than software revenue recognition guidance. The revised guidance must be adopted no later than fiscal years beginning on or after September 15, 2010. The transition method and period for the adoption of this guidance and the revisions to the multiple-elements arrangements guidance noted above must be the same.  This guidance did not have a material impact on our consolidated financial statements.

Beginning in 2012 under FASB accounting standards update 2011-8, the test for impairment of goodwill allows an entity the option to eliminate the second portion of the annual impairment test if on its assessment of qualitative factors it is determined that the fair value of the reporting unit is not less than its carrying amount as of the valuation date.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

Index

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of independent registered public accounting firms and consolidated financial statements are set forth in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T).   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, these controls and procedures were effective.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

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

(c) Changes in Internal Control Over Financial Reporting. There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

Index

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table sets forth the name, age and principal occupation of each director.

NAME	AGE	DIRECTOR SINCE	PRINCIPAL OCCUPATION
Dr. Philippe Garreau	50	2008	Chairman of the Board of the Company, President and CEO of Microwave Vision, S.A.
Per Iversen	48	2008	President and CEO of Orbit/FR, Inc.
Raymond Boch	47	2008	Global Account Director for ORACLE Corporation
Douglas Merrill	44	2008	President of Manufacturing and Supply Chain Strategies
Eric Anderson	52	2008	President of SEAKR Engineering, Inc.

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

Per Iversen was named a director of the Company and President and its CEO in May 2008. Prior to joining the Company, Mr. Iversen had been employed by Satimo, S.A. since 1998.now an affiliate of the Company. Most recently, Mr. Iversen was Chief Technology Officer and Director of U.S. Operations of Satimo, S.A. Prior to joining Satimo, Mr. Iversen spent seven years with the European Space Agency where he managed antenna development programs for both terrestrial and space- borne applications. Mr. Iversen has significant experience in our industry and, additionally, his position as the Company’s president and chief executive officer provides the board of directors with unique insight into the operations of the Company.

Raymond Boch was named a director of the Company in May 2008 and is a Global Account Director for ORACLE Corporation where he has been since 2004. Prior to ORACLE, Mr. Boch spent several years dealing with international development and account management for French Telecom at Hewlett Packard. Mr. Boch provides the board of directors with significant experience in international business matters. Mr. Boch also is an independent director who is unaffiliated with Microwave Vision, the Company’s majority stockholder.

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

Index

Executive Officers and Key Employees of the Company

The following table sets forth certain information regarding the Company’s executive officers and certain key employees.

The biographical information for Mr. Iversen is set forth above under “Board of Directors”.

NAME	AGE	POSITION
Per Iversen	48	President and Chief Executive Officer
Relland Winand	57	Chief Financial Officer
John Aubin	58	Vice President, Business Development and CTO
Moshe Pinkasy	61	Managing Director, Engineering
Marcel Boumans	53	Managing Director, GmbH
William Campbell	56	Vice President, Engineering and Program Management

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent stockholders were complied with.

Index

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

Information Regarding Corporate Governance

Committees of the Board of Directors

The Board of Directors maintains a standing Compensation Committee and Audit Committee. The Board of Directors does not maintain a standing committee regarding the nomination of individuals to serve on the Board of Directors; rather the full Board of Directors fulfills this function.  Applying the NASDAQ committee independence standards with respect to all of the directors of the Company, Dr. Garreau and Mr. Iversen are not independent directors .

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

The Audit Committee recommends outside accountants, reviews the results and scope of the annual audit, the services provided by the Company’s independent auditors and the recommendations of the auditors with respect to the Company’s accounting systems and controls. During 2011, the Audit Committee conducted six meetings. The Audit Committee is comprised of Mr. Merrill, Mr. Boch and Mr. Anderson, each of whom the Board of Directors has determined to be independent.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Merrill is an “audit committee financial expert” within the meaning of the rules of the Securities and Exchange Commission.

Stockholder Nominations

The Company has not adopted any procedures by which the holders of the Company’s securities may recommend nominees to the Company’s Board of Directors.

Index

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

Compensation Program

Base Salary. Base salary levels for executive officers are determined annually. In setting base salaries for officers and employees, the Compensation Committee considers the experience of the individual, the scope and complexity of the position, our size and growth rate, profitability, and the compensation paid by our competitors. The Compensation Committee generally approves, based upon in appropriate circumstances the recommendations of the Company’s Chief Executive Officer, the base salaries that are paid to the Company’s executive officers other than its Chief Executive Officer whose base salary is approved by the Compensation Committee. Overall, the Compensation Committee believes that the base salaries of its executive officers are approximately competitive with median base salary levels for similar positions with our peer companies. The Compensation Committee approved no salary adjustments for Messrs. Iversen, Aubin and Campbell.

Bonuses. The Company’s executive officers are eligible to receive bonus awards designed to motivate them to attain short-term and longer-term corporate and individual management goals. Bonuses are based on the attainment of specific Company performance measures established by the Compensation Committee early in the fiscal year, and by the achievement of specified individual performance objectives and the degree to which each executive officer contributes to the overall success of the Company and the management team. The annual bonus is paid in cash in an amount reviewed and approved, in appropriate circumstances on the recommendation of Mr. Iversen, by the Compensation Committee and is ordinarily paid in the first quarter following the completion of each fiscal year. For the year ended December 31, 2011, no bonuses were awarded to Messrs. Iversen, Aubin and Campbell.

Stock Awards. To promote the Company’s long-term objectives, stock awards are made to officers and employees who are in a position to make a significant contribution to our long-term success. The stock awards are made to employees and consultants pursuant to our 1997 Stock Option Plan, in the form of qualified and nonqualified stock options with an exercise price of the market price of the Company’s common stock on the date of grant. The Compensation Committee has discretion to determine which employees and consultants will be granted stock options, the number of shares to be optioned and the terms and conditions of such options. The full Board of Directors conducts the administration of the option plan with respect to options granted to directors or to executive officers. Options currently outstanding generally vest over a five year period. In selecting recipients and the size of grants, the Compensation Committee considers various factors such as the potential of the recipient, the salary of the recipient and competitive factors affecting our ability to attract and retain employees, prior grants, a comparison of awards made to officers in comparable positions at similar companies and the performance of our business. The Company did not grant stock options to the named executive officers during the year ended December 31, 2011.

Index

Director Compensation

The following table shows certain information with respect to the compensation of all directors of the Company for the year ended December 31, 2011.

2011 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Current Directors
Dr. Philippe Garreau	—	—	—
Per Iversen	—	—	—
Raymond Boch	1,250	—	1,250
Douglas Merrill	3,250	—	3,250
Eric Andersen	2,750	—	2,750

Directors not receiving compensation as an officer or employee of the Company receive $500 per meeting attended and $250 per meeting attended telephonically.

Compensation Tables and Related Information

The following tables and footnotes set forth information, for the years ended December 31, 2011 and December 31, 2010, concerning compensation awarded to, earned by or paid to (i) the Company’s Chief Executive Officer, and (ii) each of the Company’s two (2) other most highly compensated executive officers for the years ended December 31, 2011 and December 31, 2009 (the “Named Executive Officers”).

Summary Compensation Table

Name and				Option	All Other
Principal		Salary	Bonus	Awards	Compensation	Total
Position	Year	($)	($)	($)(1)	($)(2)	($)
Per Iversen	2011	201,594	—	—	12,442	214,036
Chief Executive Officer (Principal Executive Officer)	2010	155,798	24,536	—	7,707	188,041
John Aubin	2011	150,727	—	3,267	3,264	157,258
Vice President Chief Technology Officer	2010	149,541	23,067	5,600	2,956	181,164
William Campbell	2011	139,261	—	3,267	756	143,284
Vice President, Engineering and Program Management	2010	135,212	21,469	5,600	676	162,957
____________

(1)
Represents the grant date fair value of the option awards calculated in accordance with the Financial Accounting Standards Board standard on “Stock Compensation”. The valuation assumptions used for the calculation are as follows: expected life of 7 years; volatility of 7.74%; dividends of zero; and a risk free interest rate of 5.5%.

(2)	Represents contributions under the Company’s 401(k) Plan. In addition, Mr. Iversen received $9,750 in compensation for the personal use of a Company car.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Per Iversen	—	—	—	—
John Aubin	20,000	—	3.00	3/5/12
	15,000	—	1.95	7/9/17
William Campbell	15,000	—	3.00	11/25/12
	15,000	—	1.95	7/9/17

Index

Employment Agreements

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 30, 2012, certain information with regard to beneficial ownership (as determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) of outstanding shares of the Company’s Common Stock by (i) each person known by the Company to beneficially own five percent (5%) or more of the outstanding shares of the Company’s Common Stock, (ii) each director and Named Executive Officer (as defined below) individually, and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, the address of each of the persons named in the following table is c/o Orbit/FR, Inc., 506 Prudential Road, Horsham, Pennsylvania 19044.

Name and Address of Beneficial Owner	Total Number of Shares of Common Stock Beneficial Owned (1)	Percentage of Class of Common Stock Beneficially Owned (1)
Five Percent (5%) or more Beneficial Owners Microwave Vision, SA 17, Avenue de Norvege 91 953 Coutaboeuf-France	3,700,000	61.8%
Wellington Trust Company (2) c/o Wellington Management Company, LLP 280 Congress Street Boston, MA 02210	346,988	5.8%
Directors Dr. Philippe Garreau (3) 17, Avenue de Norvege 91 953 Coutaboeuf-France	3,700,000	61.8%
Raymond Boch Douglas Merrill	—	—
Eric Anderson	—	—
Named Executive Officers	—	—
Per Iversen	—	—
John Aubin (4)	35,000	*
William Campbell (5)	30,000	*
All executive officers and directors as a group (11 persons)	3,830,750	62.2%
____________
*     Less than 1% of the outstanding Common Stock.

(1)
The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days of March 30, 2012. Beneficial ownership may be disclaimed as to certain of the securities.

(2)	Based on information set forth in the Schedule 13G filed by Wellington Trust Company with the Securities and Exchange Commission on February 14, 2012.

(3)	Represents 3,700,000 shares held by Microwave Vision, Dr. Garreau serves as the President and CEO of Microwave Vision.

(4)	Represents 35,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Aubin.

(5)	Represents 30,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Campbell.

Index

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of the end of the fiscal year ended December 31, 2011, with respect to compensation plans under which the Company is authorized to issue shares of Common Stock.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in 1st column)
Equity compensation plan(s) approved by security holders (1)	204,600	$2.27	995,400
Equity compensation plan(s) not approved by security holders	—	—	—
Total	204,600	$2.27	995,400
____________

(1)	This plan consists of the Orbit/FR, Inc. 1997 Stock Option Plan.

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

As of December 31, 2011 Microwave Vision owned 3.7 million shares, representing approximately 61.8% of the outstanding shares, of the Company’s common stock.

Transactions with Related Persons during Fiscal Year 2011

Orbit-Alchut Technologies, Ltd., an Israeli publicly traded corporation controlled approximately 61.8% of the Company’s stock until the sale of that stock to Satimo, S.A. on May 13, 2008 (“Satimo”). On June 30, 2009, Microwave Vision acquired the 3.7 million common shares of the Company through a reorganization involving its wholly owned subsidiary, Satimo. Included in sales and cost of revenues for the year ended December 31, 2011 are approximately $2.4 million and $0.9 million, respectively, relating to sales to and purchases from Microwave Vision. Included in sales and cost of revenues for the year ended December 31, 2010 are approximately $2.3 million and $0.4 million, respectively, relating to sales to and purchases from Microwave Vision.

On August 14, 2009, the Company entered into an Assistance and Provision of Services Agreement (the “Services Agreement”) with Microwave Vision and several subsidiaries of Microwave Vision, including Satimo. Pursuant to the Services Agreement, Microwave Vision agreed to provide management, operational, sales and marketing, legal, technical and other services to the Company, Satimo and Microwave Vision’s other direct and indirect Subsidiaries (collectively, the “Subsidiaries”). In consideration thereof, the Company, Satimo and each of the other Subsidiaries agreed to pay Microwave Vision a fee to be determined as of the start of each calendar year, commencing on January 1, 2009, based on the projected gross margins of each Subsidiary for that year subject to adjustment at year end based on actual results of operations for that year.. In addition, the Company agreed to pay Microwave Vision an additional fee of 1% of its gross sales in consideration of the right to use the name “Microwave Vision” in the Company’s sales and marketing activities.   The Company recorded approximately $1.2 million and $1.7 million respectively in expenses related to the Services Agreement for the years ended December 31, 2011 and 2010.

Index

Item 14. Principal Accountant Fees and Services.

Accountant Fees

The following table presents fees for professional services rendered in the United States by Cornick, Garber & Sandler, LLP and in Israel, by BDO Ziv Haft for the audit of the Company’s annual financial statements, the review of the interim financial statements the preparation of its income tax returns, and fees for consulting and other professional services.

	2011	2010
Audit Fees	$182,000	$166,000
Audit-Related Fees	19,000	47,000
Tax Fees	19,000	27,000
All Other Fees	–	4,000

All other fees relate to work performed under Sarbanes-Oxley Section 404 compliance

Audit Committee Pre-Approval Policies and Procedures

The Company’s Audit Committee policies and procedures require the pre-approval by the Audit Committee of all fees paid to, and all services performed by, the Company’s independent accounting firms. The Audit Committee approves the proposed services, including the nature, type, and scope of services contemplated and the related fees, to be rendered by the Company’s independent accounting firms during the year. In addition, Audit Committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

(a)(1) Consolidated Financial Statements

Independent Auditors’ Report

Auditors’ Report to the Shareholders of ORBIT/FR Engineering, LTD.

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

(a)(3)      Exhibits

The exhibits filed as part of this report are listed under exhibits as subsection (c) of this Item 15.

Index

(b)    Exhibits

3.1		Amended and Restated Certificate of Incorporation of the Company. (2)

3.2		Bylaws of the Company. (7)

4.1		Specimen Common Stock Certificate of the Company. (2)

4.2		Citizens Bank Term Note, dated December 13, 2010 in the aggregate principal amount of $250,000.

4.3		Citizens Bank Revolving Demand Note, dated December 13, 2010 in the aggregate principal amount of $2,250,000.

10.1	*	Employment Agreement dated January 1, 1997 by and between the Company and Moshe Pinkasy. (1)

10.2		1997 Equity Incentive Plan. (1)

10.3		ORBIT/FR Inc. non-debarment agreement dated February 15, 2000 (4)

10.4		Consent Agreement. (8)

10.5	*	Employment Agreement dated December 16, 2008 by and between the Company and Per Iversen. (9)

10.6		Services Agreement dated August 14, 2009 among the Company, Microwave Vision Group, S.A. and the other parties thereto. (10)

10.7		Loan Agreement Dated December 13, 2010 by and between the Company and Citizens Bank of Pennsylvania (Equipment Line of Credit).

10.8		Security Agreement Dated December 13, 2010 by and between the Company and Citizens Bank of Pennsylvania (Equipment Line of Credit).

10.9		Loan Agreement Dated December 13, 2010 by and between the Company and Citizens Bank of Pennsylvania (Revolving Credit Facility).

10.10		Security Agreement Dated December 13, 2010 by and between the Company and Citizens Bank of Pennsylvania (Revolving Credit Facility).

14.1		Employee Ethics Policy. (6)

21.1		Subsidiaries of the Registrant. (3)

23.1		Consent of Cornick, Garber & Sandler, LLP.

23.2		Consent of Ziv Haft Certified Public Accountants (Isr.).

24.1		Power of Attorney (included on signature page).

31.1		Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Per Iversen, President and Chief Executive Officer.

31.2		Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, of Relland Winand, Chief Financial Officer.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Per Iversen, President and Chief Executive Officer

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, of Relland Winand, Chief Financial Officer.

101.INS		Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

Index
____________

*	Management contract, compensatory plan or arrangement

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on April 11, 1997

(2)	Incorporated by reference to Amendment 1 of the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on May 19, 1997

(3)	Incorporated by reference to Amendment 2 of the Company’s Registration Statement on Form S-1 (File No. 333-25015), filed with the Commission on June 5, 1997

(4)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 30, 2001

(5)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 31, 2003

(6)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 30, 2004

(7)	Incorporated by reference to Company’s Quarterly Report on Form 8-K filed on March 26, 2007

(8)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on March 29, 2006

(9)	Incorporated by reference to Company’s Annual Report on Form 10-K filed on April 15, 2009

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 19, 2009

Index

  ORBIT/FR, Inc.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBIT/FR, Inc

Date: April 9, 2012	/s/ Philippe Garreau
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

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 6th day of April 2012.

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

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors

Orbit/FR, Inc.

We have audited the consolidated balance sheets of Orbit/FR, Inc. and Subsidiaries as of December 31, 2011 and December 31, 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Orbit/FR Engineering, LTD., a wholly owned subsidiary, which statements include assets of $12,401,000 as of December 31, 2011 and $9,576,000 at December 31, 2010 and revenues of $14,814,000 and $12,842,000 net of intercompany eliminations for the respective years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Orbit/FR Engineering, LTD., is based solely on the reports of the other auditors.

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

In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbit/FR, Inc. and Subsidiaries as of December 31, 2011 and December 31, 2010 and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CORNICK, GARBER & SANDLER, LLP

April 9, 2012

New York, NY

Index

(LOGO)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ORBIT/FR ENGINEERING, LTD.

We have audited the accompanying balance sheet of Orbit/Fr Engineering, Ltd. (“the Company”) as of December 31, 2011 and 2010 and the related statements of income, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orbit/FR Engineering, LTD. as of December 31, 2011 and 2010, and the results of its operations, changes in equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Ziv Haft.
Certified Public Accountants (Isr.)
BDO Member Firm

Tel-Aviv, Israel
April 9, 2012

(LOGO)

Index

ORBIT/FR, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,266	$2,400
Accounts receivable, less allowance of $76 in 2011 and $90 in 2010	6,709	5,693
Inventory	2,923	2,776
Costs and estimated earnings in excess of billings on uncompleted contracts	5,256	4,941
Income tax refunds receivable	694	655
Deferred income taxes	917	1,437
Other	277	745
Total current assets	20,042	18,647
Property and equipment, net	2,974	2,296
Deferred income taxes	933	688
Goodwill	301	301
Total assets	$24,250	$21,932
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,313	$3,781
Accounts payable— ultimate parent	1,519	1,697
Accrued expenses	3,364	3,728
Short-term bank financing	500	—
Current portion of long-term debt	27	—
Customer advances	228	75
Billings in excess of costs and estimated earnings on uncompleted contracts	5,258	2,117
Total current liabilities	14,209	11,398

Long term debt (less current portion above)	106	—

Stockholders’ equity:
Preferred stock: $.01 par value:
Authorized shares—2,000,000
Issued and outstanding shares—none	—	—
Common stock: $.01 par value:
Authorized shares—10,000,000
Issued shares—6,084,473	61	61
Additional paid-in capital	16,529	16,500
Accumulated deficit	(6,279)	(5,727)
Accumulated other comprehensive (loss)- Foreign currency translation adjustment net of $42 in 2011 and $32 in 2010, income tax benefit	(133)	(57)
Treasury stock—82,700 shares in 2011 and 2010, at cost	(243)	(243)
Total stockholders’ equity	9,935	10,534
Total liabilities and stockholders’ equity	$24,250	$21,932

See accompanying notes.

Index

ORBIT/FR, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Years Ended December 31,
	2011	2010
Contract revenues	$33,603	$36,245
Cost of revenues	25,424	25,514
Gross profit	8,179	10,731
Operating expenses:
General and administrative	3,158	3,113
Sales and marketing	2,638	2,920
Sales, marketing, general and administrative-MVG	1,208	1,681
Research and development	1,242	1,253
Gain on disposal of assets	—	(109)
Insurance proceeds	(132)	—
Total operating expenses-net	8,114	8,858
Operating income	65	1,873
Other (loss), net	(122)	(73)
(Loss) income before income tax	(57)	1,800
Income tax expense (benefit)	495	(497)
Net (loss) income	$(552)	$2,297
Other comprehensive (loss)
Foreign currency translation adjustment net of $42 and $32 income tax benefit	$(76)	$(57)
Total comprehensive (loss) income	$(628)	$2,240
Basic and diluted (loss) income per share	$(0.09)	$0.38
Weighted average number common shares — basic	6,001,773	6,001,773
Weighted average number common shares — diluted	6,001,773	6,029,701

See accompanying notes.

Index

ORBIT/FR, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Shares and amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Comprehensive	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Shares	Amount	Equity
Balance, January 1, 2010	6,084	61	16,460	(8,024)	—	83	(243)	8,254
Net income	—	—	—	2,297	—	—	—	2,297
Stock-based compensation	—	—	40	—	—	—	—	40
Accumulated other comprehensive (loss) – foreign currency translation adjustment net of $32 income tax benefit
					(57)			(57)
Balance, December 31, 2010	6,084	$61	$16,500	$(5,727)	(57)	83	$(243)	$10,534
Net (loss)				(552)				(552)
Stock-based compensation	—	—	29	—	—	—	—	29
Accumulated other comprehensive (loss) – foreign currency translation adjustment net of $42 income tax benefit					(76)			(76)
Balance, December 31, 2011	6,084	$61	$16,529	$(6,279)	$(133)	83	$(243)	$9,935

See accompanying notes.

Index

ORBIT/FR, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2011	2010

Cash flows from operating activities:
Net (loss) income	$(552)	$2,297
Adjustments to reconcile results of operations to net cash (used in) provided by operating activities:
Depreciation	602	525
Gain on disposal of fixed assets	—	(109)
Stock-based compensation	28	41
Deferred income tax provision	274	(402)
Changes in operating assets and liabilities:
Accounts receivable	(1,024)	3,437
Inventory	(149)	(103)
Costs and estimated earnings in excess of billings on uncompleted contracts	(332)	(3,282)
Income tax refunds receivable	(40)	(112)
Other current assets	435	(440)
Accounts payable and accrued expenses	(812)	89
Accounts payable— ultimate parent	(276)	313
Customer advances	155	65
Billings in excess of costs and estimated earnings on uncompleted contracts	3,151	(603)
Net cash provided by operating activities	1,460	1,716
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	134
Purchase of property and equipment	(1,284)	(764)
Net cash (used in) investing activities	(1,284)	(630)
Cash flows from financing activities
Proceeds from short-term bank financing	1,400	—
Repayments of short-term bank financing	(900)	(250)
Proceeds from long-term debt	143	—
Repayment of long-term debt	(10)	—
Net cash provided by (used in) financing activities	633	(250)
Effect of exchange rate changes on cash and cash equivalents	57	(58)
Net increase in cash and cash equivalents	866	778
Cash and cash equivalents at beginning of year	2,400	1,622
Cash and cash equivalents at end of year	$3,266	$2,400
Supplemental disclosures of cash flow information:
Net cash paid during the year for income taxes	$515	$291
Net cash paid during the year for interest	$21	$7

See accompanying notes.

Index

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions of the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company’s functional currency for the operations of its subsidiary in Israel is the U.S. dollar. The Company’s functional currency for the operation of its German subsidiary is the Euro. The translation of foreign subsidiaries’ financial statements denominated in a functional currency other than the U.S. dollar into U.S. dollars is performed at each balance sheet date as follows: The foreign currency statement of operations is translated at the average exchange rate in effect for the period. The balance sheet asset and liability accounts are translated at the period-end exchange rate. The resulting translation gain or loss is recorded as a separate component of stockholders’ equity. The change in the cumulative translation gains or losses from the preceding period is separately reported net of income tax effect, on the statement of operations under the caption “Other comprehensive income (loss) – foreign currency translation adjustment”, unless such change is considered immaterial (in which case it is included in foreign exchange transaction gains or losses).

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

Goodwill

Goodwill represents the excess of costs over the fair value of the net assets acquired in connection with the Company’s acquisition of Advanced ElectroMagnetics, Inc. (AEMI) in 1997.

The Company has tested the goodwill of AEMI for impairment at December 31, 2011 and 2010 using the present value of future cash flow valuation method. No adjustment for the value of goodwill was necessary.

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

Research and Development

Internally funded research and development costs are charged to operations as incurred. Included in cost of revenues are customer-funded research and development costs of approximately $0 and $7 for the years ended December 31, 2011 and 2010, respectively. Other research and development costs are separately reflected in the Consolidated Statement of Operations.

Concentrations of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of cash and accounts receivable.

The Company maintains cash and cash equivalents with various major commercial institutions in the U.S. and overseas. At December 31, 2010, cash balances that are either uninsured under the Federal Deposit Insurance Corporation coverage limit per  financial institution, or are located overseas without such type of insurance coverage, totaled approximately $2.9 million. The Company does not anticipate credit risk in connection with its concentration of cash.

To reduce credit risk relating to the Company’s sales in the U.S. and overseas, the Company performs ongoing credit evaluations of its commercial customers’ financial condition, but generally does not require collateral for government and domestic commercial customers. For certain foreign commercial customers, the Company generally requires irrevocable letters of credit in the amount of the total contract. At December 31, 2011, there were twenty eight bank guarantees in place for foreign customers with an aggregate value of approximately $5,465.

Index

Warranty Expense

The Company provides for warranty costs on its products. Product warranty periods generally extend for one to two years from the date of sale. The warranty expense to date has not been material.

Income Taxes

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

Foreign Currency Translation

For the years ended December 31, 2011 and 2010, approximately 26% and 21%, respectively, of the Company’s revenue was billed in currencies other than the U.S. dollar.  The majority of the costs of the Company’s contracts have been from U.S. dollar denominated transactions. Transactions with the Company’s parent are predominantly in Euros. The majority of the costs incurred in performing the Company’s contracts have been denominated in U.S. dollars.

The Company records transaction in connection with the foreign currency invoices received, collected, issued or paid at the exchange rate in effect at the date of the transaction. Receivables and payables denominated in foreign currency are re-measured at each balance sheet date. The differences resulting from unrealized changes in foreign exchange rates are recorded as foreign gain or loss, which is included as a component of “Other income (loss), net” on the consolidated statement of operations. When a transaction is collected or paid within an accounting period, a realized foreign exchange gain or loss is recorded based on the rate at the date of settlement and the previous carrying amount of the receivable or payable. The Company occasionally enters into forward exchange currency contracts and their carrying amount is measured at each balance sheet date. The change in carrying amount is recoded as a foreign exchange gain or loss. The aggregate foreign exchange transaction gain was $15 for the year ended December 31, 2011 and $22 for the year ended December 31, 2010.

As of December 31, 2011, the Company had net liabilities of 4.5 million shekels, (approximately $1.2 million), and 0.5 million Euros, (approximately $0.6 million), subject to foreign exchange fluctuation

Income Per Share Amounts

Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average common shares outstanding for the period. Diluted income per share is calculated by dividing net income by the weighted average common shares outstanding for the period plus the effect of outstanding stock options when they are considered dilutive. Outstanding stock options were anti- dilutive in 2011 and had no effect on earnings per share in 2010.

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

Index

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and bank financing reported in the consolidated balance sheets equal or approximate fair value due to their short maturities or recent incurrence.

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

In October 2009, the FASB issued revised guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all deliverables based on relative-selling-price. This update eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. This guidance was effective for fiscal years beginning on or after September 15, 2010. Companies may use either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. The revised guidance did not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued amended guidance that affects how entities account for revenue arrangements that contain both hardware and software elements. Products that rely on software will be accounted for under the revised multiple-element arrangement revenue recognition guidance mentioned above rather than software revenue recognition guidance. The revised guidance must be adopted no later than fiscal years beginning on or after September 15, 2010. The transition method and period for the adoption of this guidance and the revisions to the multiple-elements arrangements guidance noted above must be the same. This guidance did not have a material impact on ours consolidated financial statements.

Beginning in 2012 under FASB accounting standards update 2011-8, the test for impairment of goodwill allows an entity the option to eliminate the second portion of the annual impairment test if on its assessment of qualitative factors it is determined that the fair value of the reporting unit is not less than its carrying amount as of the valuation date.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

2. Inventory

Inventory consists of the following:

	December 31,
	2011	2010
Work-in-process	$243	$140
Parts and components	2,680	2,636
Total	$2,923	$2,776

Index

3. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2011	2010
Lab and computer equipment	$3,635	$2,864
Office equipment	1,030	884
Transportation equipment	61	61
Furniture and fixtures	68	65
Project- in-process	400	72
Leasehold improvements	680	651
Total	5,874	4,597
Less accumulated depreciation	2,900	2,301
Property and equipment, net	$2,974	$2,296

4. Accrued Expenses

Accrued expenses consists of the following:

	December 31,
	2011	2010
Contract costs	$211	$72
Compensation	1,436	1,673
Commissions	620	628
Royalties	25	71
Warranty	437	574
Customer advances and deferred revenue	219	240
Other	416	470
Total	$3,364	$3,728

5. Debt

     The components of debt shown in the accompanying balance sheet are as follows:

	December 31,
	2011	2010

Short term bank financing	$500	$--

Total long term debt	$133	$--
Less: current portion	(27)	--
Total long-term debt, net of current portion	$106	$--

On December 13, 2010 the Company signed a one year $2.25 million domestic demand line of credit facility agreement with Citizens Bank.  The revolving line can also be used to support the issuance of letters of credit. The interest rate on loans under the line is at LIBOR rate plus 2.25%. This facility does not contain any financial covenants and is collateralized by the assets of Orbit Advanced Technologies, Inc. and Advanced Electromagnetics, Inc. subsidiaries of Orbit/FR, Inc. The agreement prohibits the payment of dividends on or any distribution on account of any class of capital stock in cash or property without prior written consent of the Bank. The revolving line of credit agreement requires an annual “clean-up” period of 30 days where no loans under the line may be outstanding. In addition, the Company also signed a $0.25 million asset term note non-revolving line of credit of credit with Citizens Bank. This facility has an interest rate of prime plus two and one-half percent and allows up to a five year amortization of any advances under the facility starting at the time of each advance.

Index

The Company borrowed $0.14 million of the $0.25 million available under its Term Note-Non Revolving Line of Credit to purchase a Computer Numerical Control (CNC) machine for its subsidiary Advanced Electromagnetics, Inc. The current portion of this long term debt is $0.027 million and is included in current liabilities. The long term debt portion is $0.106 million. The note is payable in 60 equal installments and has an interest rate of 4.28%. The principal payments at December 31, 2011 are $0.03 million per annum through 2015 and $0.1 million in 2016. On September 23, 2011 the Term Note-Non Revolving Line of Credit was extended to August 31, 2017. The Bank also extended the date that the Company can draw on the Term Note-Non Revolving Line of Credit to August 31, 2012.

Orbit/FR Engineering, LTD has established lines of credit with the two Israeli banks and one Indian Bank (Israeli Branch). The line of credit from one Israeli bank has a  limit of NIS 0.378 million (approximately $0.1 million) and $1.9 million, for the issuances of bank guarantees of letters of credit in favor of customers and one Israeli bank has a  limit of $0.25 million and $2.4 million for the issuances of bank guarantees of letters of credit in favor of customers. The Indian bank line of credit is $3.0 million for the issuances of bank guarantees of letters of credit in favor of customers. The interest rates charged by all the banks are at LIBOR plus 2.25%. There was no outstanding balance due at December 31, 2011 and 2010 under the lines of credit. The bank agreements with all three banks do not have expiration dates but are subject to termination on a quarterly basis based upon the Company’s financial performance for the quarter. These lines of credit are collateralized by the assets of Orbit/FR Engineering, LTD., a subsidiary of Orbit/FR, Inc.

6. Related Party Transactions

Included in sales and cost of revenues for the year ended December 31, 2011 are approximately $2.5 million and $0.9 million respectively relating to sales to and purchases from Microwave Vision. Included in sales and cost of revenues for the year ended December 31, 2010, are approximately $2.3 million and $0.4 million, respectively, relating to sales to and purchases from Microwave Vision.

On August 14, 2009, the Company entered into an Assistance and Provision of Services Agreement (the “Services Agreement”) with Microwave Vision and several subsidiaries of Microwave Vision, including Satimo. Microwave Vision owns 3.7 million shares of common stock of the Company, which it acquired through a reorganization involving its wholly owned subsidiary, Satimo. Satimo originally acquired its shares of common stock of the Company from Orbit-Alchut Technologies, Ltd. on May 13, 2008. Pursuant to the Services Agreement, Microwave Vision agreed to provide management, operational, sales and marketing, legal, technical and other services to the Company, Satimo, and Microwave Vision’s other direct and indirect Subsidiaries (collectively, the “Subsidiaries”). In consideration thereof, the Company, Satimo and each of the other Subsidiaries agreed to pay Microwave Vision a fee to be determined as of the start of each calendar year, effective on January 1, 2009, based on the projected gross margins of each Subsidiary for that year, subject to adjustment at year-end based on each entities’ gross margin (as defined) for the year. In addition, the Company agreed to pay Microwave Vision an additional fee of 1% of its gross sales in consideration of the right to use the name “Microwave Vision” in the Company’s sales and marketing activities.  The Company has recorded approximately $1.2 million and $1.7 million respectively in expenses related to the Services Agreement for the years ended December 31, 2011 and 2010.

7. Commitments and Contingencies

The Company leases its operating facilities and certain equipment under non-cancelable operating lease agreements which expire in various years through 2016. Rent expense for the years ended December 31, 2011 and 2010 was approximately $1.1 million and $0.9 million, respectively. Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more are as follows:

Year ending December 31:
2012	$860
2013	669
2014	409
2015	326
2016	129
Total	$2,393

Index

Under the terms of a Chief Scientist grant in Israel, Engineering is obligated to pay royalties at a rate of 2% of revenues generated from the sale of certain products up to the amount of the grant. For the years ended December 31, 2011 and 2010, royalties under this program were approximately $25 and $34, respectively. At December 31, 2011, the Company had an outstanding contingent obligation to the Chief Scientist of $22. Such contingent obligation is payable in future periods based upon annual sales of products developed under the grants.

At December 31, 2011, the Company has outstanding letters of credit in the favor of customers and a landlord totaling $5,465

8. Segment and Geographic Information

The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations to other geographic locations in Europe, Asia, and North America. The following table represents financial information by geographic region for the years ended December 31, 2011 and 2010.

	North America	Europe	Asia	Total
2011
Sales to unaffiliated customers	$11,724	$12,719	$9,160	$33,603
Cost of revenues to unaffiliated customers	10,050	8,751	6,623	25,424
Gross profit unaffiliated customers	$1,674	$3,968	$2,537	$8,179
Net property and equipment	$1,449	$1,525	$—	$2,974
Total assets	$10,137	$14,113	$—	$24,250
2010
Sales to unaffiliated customers	$17,102	$11,869	$7,274	$36,245
Cost of revenues to unaffiliated customers	12,079	8,409	5,026	25,514
Gross profit unaffiliated customers	$5,023	$3,460	$2,248	$10,731
Net property and equipment	$1,059	$1,237	$—	$2,296
Total assets	$12,087	$9,845	$—	$21,932

In the table above “North America” includes the property and assets of all domestic operations, and “Europe” includes the property and assets of the subsidiaries in Germany and Israel.

 One customer located in Asia accounted for approximately 13.0% and 10.6% of the Company’s consolidated revenues for the years ended 2011 and 2010, respectively. One customer located in Europe accounted for approximately 13.4% of the Company’s consolidated revenues for the year ended 2011. No other customer accounted for more than 10% of consolidated revenue in either year.

9. Income Taxes

Pretax (loss) income was applicable to the following jurisdictions:

	Year ended December 31
	2011	2010
United States	$(1,924)	$57
Foreign	1,867	1,743
Total	$(57)	$1,800

Index

The components of income tax expense (benefit) are as follows:

	Year ended December 31,
	2011	2010
Currently Payable (Refundable):
Federal state and local taxes within the U.S.	$33	$95
Foreign	188	(190)
Total	221	(95)
Deferred:
Federal	—	(382)
Foreign	274	(20)
Total	274	(402)
Total income tax expense (benefit)	$495	$(497)

A reconciliation of income tax expense (benefit) at the U.S. Federal statutory tax rate and the actual income tax expense (benefit) is as follows:

	Year ended December 31,
	2011	2010
Tax (benefit) expense at statutory U.S. Federal rate	$(19)	$612
State and local taxes within the U.S.	33	35
Reversal of previous tax accruals in Israel	—	(218)
Decrease in deferred tax asset valuation allowance	—	(668)
U.S. loss for which no benefit was recognized	650	—
Change in future tax rate on foreign deferred tax assets	198	(152)
Foreign tax rate differences compared to U.S. tax rate	(346)	(125)
Foreign subsidiary NOL used which was fully valued	(15)	—
Other, net	(6)	19
Total income tax expense (benefit)	$495	$(497)

The tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities consist of the following:

	December 31,
	2011	2010
Deferred tax assets:
U.S. net operating loss and tax credit carryforwards	$3,733	$2,688
MVG expense not currently deductible	417	287
Allowance for doubtful accounts	27	31
Accrued warranty reserves	39	100
Inventory valuation reserve	15	15
Accrued compensation	85	161
Stock-based compensation	81	71
Unearned service revenue	78	86
Foreign, including German and Israel net operating loss carryforwards	282	569
Total deferred tax assets	4,757	4,008
Deferred tax liabilities:
Depreciation	(254)	(174)
Unrealized exchange gain	(24)	—
Purchase accounting basis differences	(124)	(124)
Total deferred tax liabilities	(402)	(298)
Net deferred tax asset	4,355	3,710
Less valuation allowance	(2,505)	(1,585)
Net deferred tax asset	$1,850	$2,124

Index

As of December 31, 2011, the Company has net operating loss carryforwards of approximately $10.8 million for U.S. federal income tax purposes which expire from 2016 through 2031. On May 13, 2008, Alchut sold all of its 3.7 million shares of common stock of the Company to Satimo. Due to the change in ownership of the Company utilization of a portion of these net operating loss carryforward is limited pursuant to Section 382 of the Internal Revenue Code to approximately $1.315 million a year, plus any losses incurred after May 13, 2008. The Company has a net operating loss carryforward in Germany of approximately $0.4 million. In 2010, the Company decreased its valuation allowance on its deferred tax asset by $0.7 million based on the Company’s then estimate of its ability to generate sufficient future taxable income in the U.S., Israel and Germany to realize a portion of its deferred tax assets. However, as a result of the operating losses in the Unites States in 2011, no tax benefit was recorded for the year ended December 31, 2011 and the valuation allowance was increased approximately $0.9 million.

The Company’s US tax returns for 2008 through 2011 are open to examination by the Internal Revenue Service. The open years for state tax examinations vary from 2006 through 2011. The Company’s German and Israeli tax years open to examination are 2007 through 2011.

The Company has not provided for federal income taxes applicable to the undistributed earnings of its foreign Israeli subsidiary of approximately $4.4 million as of December 31, 2011, since these earnings are considered permanently reinvested.

10. Retirement Plans

The Company has retirement plans which cover substantially all U.S. employees who have attained the age of 21 and have completed 3 months of service. Eligible employees make voluntary contributions to the plans up to specified percentages of their annual compensation as defined in the plans. Under the plans, the Company makes discretionary matching contributions determinable each plan year and additional contributions based on annual eligible compensation for each participant. The plans are funded on a current basis. For the years ended December 31, 2011 and 2010, the Company’s contributions to the plans were $50 and $47, respectively.

11. Long-Term Contracts

Long-term contracts in process accounted for using the percentage-of-completion method are as follows:

	December 31,
	2011	2010
Accumulated expenditures on uncompleted contracts	$63,779	$58,597
Estimated earnings thereon	18,198	18,310
Total	81,977	76,907
Less: applicable progress billings	(81,979)	(74,083)
Net	$(2)	$2,824
The long-term contracts are shown in the accompanying balance sheets as follows:
Costs and estimated earnings on uncompleted contracts in excess of billings	$5,256	$4,941
Billings on uncompleted contracts in excess of costs and estimated earnings	(5,258)	(2,117)
Net	$(2)	$2,824

12. Stock Option Plan

The Company’s 1997 Equity Incentive Plan (the “Incentive Plan”) , as subsequently amended, provides for awards of 1,200,000 shares of the Company’s stock. Options granted generally vest over five years and typically have a life of ten years. The purpose of the Incentive Plan is to promote the long-term retention of the Company’s key employees and certain other persons who are in a position to make significant contributions to the success of the Company. The Incentive Plan permits grants of incentive stock options (“ISOs”), options not intended to qualify as ISOs (“nonqualified options”), stock appreciation rights (“SARs”), restricted, unrestricted and deferred stock awards, performance awards, loans and supplemental cash awards, and combinations of the foregoing (all referred to as “Awards”).

In July of 2007, the Board of Directors approved two grants of non-qualified stock options for 84,300 and 435,100 shares to key employees, management and Board members of the Company. These grants resulted in stock-based compensation expense of $15 and $26 for the years ended December 31, 2011 and December 31, 2010, respectively.

Index

In March of 2008, the Board of Directors approved a grant of non-qualified stock options for 30,000 shares to the Company’s Chief Financial Officer. This grant resulted in stock-based compensation of $14 and $14 for the years ended December 31, 2011 and December 31, 2010, respectively. No grants have been awarded after that date.

Detailed information concerning the Stock Option Plan is as follows at December 31:

	2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options authorized	1,200,000		1,200,000
Outstanding, beginning of year	279,250	$2.41	323,550	$2.55
Options granted	—		—
Options forfeited	(74,650)	2.60	(44,300)	3.40
Options outstanding, end of year	204,600	2.28	279,250	2.41
Options exercisable, end of year	197,100	$2.27	241,225	$2.43
Weighted average remaining contractual life (years)		4.67		4.75
Weighted average fair value of options granted at market value		$—		$—
Range of exercise prices per share, options outstanding		$1.95-$3.00		$1.95-$3.00

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

Index

13.  Stockholders’ Equity

Common Stock

The holders of shares of Common Stock are entitled to one vote for each share on record on any matters to be voted on by the stockholders. The holders of Common Stock are entitled to receive dividends if declared by the Board of Directors and to share ratably in the assets of the Company legally available for distribution to its stockholders in the event of liquidation, dissolution or winding-up of the Company. However, as of December 31, 2011 the payment of dividend is prohibited without the consent of the bank under certain outstanding loan agreements.  Holders of Common Stock have no preemptive, subscription, redemption or conversion rights.

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

Treasury Stock

On June 24, 1998, the Company’s Board approved the repurchase of up to 300,000 shares of the Company’s common stock. The Company has repurchased 82,900 shares through December 31, 2011 for $243.