Form 10-Q
period 2012-03-31
ORBIT FR INC
filed 2012-05-21
CIK 1037115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

There were 6,001,773 shares of common stock, $.01 par value, outstanding as of May 15, 2012.

ORBIT/FR, Inc.

Index

ORBIT/FR, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31,	December 31,
	2012	2011
	Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$1,058	$3,266
Accounts receivable, less allowance of $76 in 2012 and 2011	4,979	6,709
Inventory	3,281	2,923
Costs and estimated earnings in excess of billings on uncompleted contracts	5,647	5,256
Income tax refunds receivable	255	694
Deferred income taxes	919	917
Other	728	277
Total current assets	16,867	20,042

Property and equipment, net	3,019	2,974
Deferred income taxes	944	933
Goodwill	301	301

Total assets	$21,131	$24,250

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,875	$3,313
Accounts payable—ultimate parent	1,283	1,519
Accrued expenses	3,416	3,364
Customer advances	71	228
Billings in excess of costs and estimated earnings on uncompleted contracts	3,458	5,258
Short-term bank financing	200	500
Current portion of long term debt	27	27
Total current liabilities	11,330	14,209

Long-term debt (less current portion above)	99	106

Stockholders' equity:
Preferred stock: $.01 par value:Authorized shares--2,000,000 Issued and outstanding shares--none	--	--
Common stock: $.01 par value:Authorized shares--10,000,000 Issued shares--6,084,473	61	61
Additional paid-in capital	16,532	16,529
Accumulated deficit	(6,576)	(6,279)
Accumulated other comprehensive (loss) -foreign currency translation adjustment net of $25 in 2012 and $42 in 2011, income tax benefit	(72)	(133)
Treasury stock--82,700 shares in 2012 and 2011 at cost	(243)	(243)
Total stockholders' equity	9,702	9,935

Total liabilities and stockholders' equity	$21,131	$24,250

See accompanying notes.

Index

ORBIT/FR, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2012	2011

Contract revenues	$7,704	$7,317
Cost of revenues	5,734	5,976
Gross profit	1,970	1,341
Operating expenses:
General and administrative	694	746
Sales and marketing	689	720
Sales, marketing, general and administrative – MVG	300	250
Research and development	453	269
Total operating expenses	2,136	1,985
Operating (loss)	(166)	(644)
Other (loss), net	(67)	(216)
(Loss) before income taxes	(233)	(860)
Income tax expense (benefit)	63	(229)
Net (loss)	(296)	(631)
Other comprehensive income -
Foreign currency translation adjustment, net of $34 and $36 income tax benefit	61	64
Total comprehensive (loss)	$(235)	$(567)

Basic (loss) per share	$(0.05)	$(0.11)

Diluted (loss) income per share	$(0.05)	$(0.11)
Weighted average number basic common shares	6,001,773	6,001,773
Weighted average number diluted common shares	6,001,773	6,001,773

See accompanying notes.

Index

ORBIT/FR, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net (loss)	$(296)	$(631)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	166	144
Stock based compensation	3	7
Deferred income taxes	(13)	199
Changes in operating assets and liabilities:
Accounts receivable	1,763	2,070
Inventory	(354)	(343)
Costs and estimated earnings in excess of billings on uncompleted contracts	(376)	510
Income tax refunds receivable	441	329
Other current assets	(455)	(160)
Accounts payable and accrued expenses	(404)	(1,030)
Accounts payable—ultimate parent	(227)	468
Customer advances	(161)	(71)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,818)	789

Net cash (used in) provided by operating activities	(1,731)	2,281

Cash flows from investing activities:
Purchase of property and equipment	(203)	(322)

Net cash (used in) investing activities	(203)	(322)

Cash flows from financing activities:
Proceeds from short- term bank financing	200	200
Repayment of short-term bank financing	(500)	(200)
Repayment of long term debt	(7)	--
Net cash used in financing activities	(307)	--

Effect of foreign exchange rate changes on cash and cash equivalents	33	29

Net (decrease) increase in cash and cash equivalents	(2,208)	1,988
Cash and cash equivalents at beginning of period	3,266	2,400
Cash and cash equivalents at end of period	$1,058	$4,388

Supplemental disclosures of cash flow information:
Cash (received) during the period for income taxes	$(253)	$(333)

Cash paid during the period for interest	$1	$6

See accompanying notes.

Index

ORBIT/FR, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012
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

2. Basis of Presentation

  Interim Financial Information

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2012 and March 31, 2011 have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The condensed consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Form 10-K for the year ended December 31, 2011, filed on April 9, 2012 with the Securities and Exchange Commission, which included the consolidated financial statements and footnotes for the year ended December 31, 2011.

3. Inventory

Inventory at March 31, 2012 consists of the following:

Parts and components	$3,077
Work- in- process	204
Total	$3,281

Index

ORBIT/FR, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012
(Amounts in thousands, except share and per share data)

4. Property and Equipment

Property and equipment at March 31, 2012 consists of the following:

Lab and computer equipment	$3,704
Office equipment	1,119
Transportation equipment	61
Furniture and fixtures	74
Fixed assets in progress	464
Leasehold improvements	683
Total	6,105
Less accumulated depreciation	3,086
Property and equipment, net	$3,019

5. Accrued Expenses

Accrued expenses at March 31, 2012 consist of the following:

Contract costs	$209
Compensation	1,600
Commissions	514
Warranty	400
Deferred revenue	341
Other accruals	352
Total	$3,416

6. Long-Term Contracts

Long-term contracts in process accounted for using the percentage-of-completion method are summarized as follows at March 31, 2012:

Accumulated expenditures on uncompleted contracts	$41,176
Estimated earnings thereon	12,438
Total	53,614
Less: Applicable progress billings	(51,425)
Balance	$2,189

Index

ORBIT/FR, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012
(Amounts in thousands, except share and per share data)

The long-term contracts are shown in the accompanying balance sheet as follows:

Costs and estimated earnings on uncompleted contracts in excess of billings	$5,647
Billings on uncompleted contracts in excess of costs and estimated earnings	(3,458)
Balance	$2,189

7. Foreign Currency Translation

For the quarters ended March 31, 2012 and 2011, approximately 52% and 21%, respectively, of the Company’s revenue was billed in currencies other than the U.S. dollar. This increase in revenues billed in currencies other than U.S. dollars as of March 31, 2012 versus March 31, 2011 reflects an increase in business of the Israeli and German subsidiaries, including a contract mix that has a higher number of non-U.S. dollar contracts, and the reduction of domestic business. The majority of the costs of the Company’s contracts had been from U.S. dollar denominated transactions. However, as domestic business has decreased, the Company’s costs on contracts have been in currencies other than U.S. dollars, predominately Euros  by the German subsidiary and shekels by the Israeli subsidiary. Transactions with the Company’s parent are predominantly in Euros.

The Company records transactions in connection with foreign currency including invoices received, collected, issued or paid at the exchange rate in effect at the date of the transaction. Receivables, payables and other balance sheets accounts denominated in foreign currency are re-measured at each balance sheet date. The differences resulting from unrealized changes in foreign exchange rates are recorded as foreign exchange gains or losses which are included as a component of “Other income (loss), net” on the consolidated statement of operations. Also, when a transaction is settled (collected or paid) within an accounting period, a realized foreign exchange gain or loss is recorded based on the rate in effect at the date of settlement and the previous carrying amount of the receivable or payable. The Company occasionally enters into forward exchange currency contracts and their carrying amount is also measured at each balance sheet date. The change in carrying amount is also recorded as a foreign exchange gain or loss. The foreign exchange transaction loss for the three months ended March 31, 2012 was $0.036 million and the foreign exchange transaction loss for the three months ended March 31, 2011 was $0.178 million.

The Company as of March 31, 2012 had net liabilities of 3.3 million shekels and net assets 0.7 million Euros, subject to foreign exchange fluctuations.

8. Income Taxes

The Company has recorded an income tax expense of approximately $0.1 million for the three months ended March 31, 2012 based on the operating income of its Israeli and German subsidiaries. The U.S. tax benefit applicable to the March 31, 2012 U.S. operating losses of the Company was not recorded due to management’s current estimate that the benefit will not be utilized this year.  The Company had recorded an income tax benefit of approximately $0.4 million for the three months ended March 31, 2011 relating to the operating loss incurred by the Company and management’s estimate that the benefit would be utilized in 2011. That tax benefit realized by the Company’s operating loss in the three month period ended March 31, 2011 was partially offset by tax expense of the Israeli subsidiary resulting from the reduction of their deferred tax assets reflecting the reduction of Israel’s corporate tax rate.

Index

ORBIT/FR, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012
(Amounts in thousands, except share and per share data)

 9. Debt

The components of debt shown in the accompanying balance sheet are as follows:

	March 31,	December 31,
	2012	2011

Short-term bank financing	$200	$500

Total long-term debt	$126	$133
Less: current portion	(27)	(27)
Total long-term debt, net of current portion	$99	$106

In July, 2011, the Company borrowed $0.14 million of the $0.25 million available under its Term Note-Non Revolving Line of Credit to purchase a Computer Numerical Control (CNC) machine for its subsidiary Advanced Electromagnetics, Inc. The current portion of this long term debt at March 31, 2012 is $0.027 million and is included in current liabilities. The long-term debt portion is $0.099 million and $0.106 million for the quarter ended March 31, 2012 and the year ended December 31, 2011, respectively. The note is payable in 60 equal installments and has an interest rate of 4.28%. The remaining principal payments by year are: 2012 $0.03 million, 2013 $0.03 million, 2014 $0.03 million, 2015 $0.03 million and 2016 $0.01million. On September 23, 2011 the Term Note-Non Revolving Line of Credit was extended to August 31, 2017. The Bank also extended the Conversion Date of the Term Note to August 31, 2012.

At March 31, 2012 the Company had borrowed $0.2 million under its $2.25 million Revolving Demand Note bank facility. The interest rate on amounts outstanding under the facility is LIBOR rate plus 2.25%. This facility does not contain any financial covenants and can be used to issue letters of credit. The revolving line of credit agreement requires an annual “clean-up” period of 30 days where no loans under the line may be outstanding. The Company has met this requirement in the quarter ended March 31, 2012.

10. Related Party Transactions

The Company is party to an Assistance and Provision of Services Agreement (the "Services Agreement") with its majority stockholder Microwave Vision and several subsidiaries of Microwave Vision. Microwave Vision provides management, operational, sales and marketing, legal, technical and other services to the Company and Microwave Vision's other direct and indirect subsidiaries.  In consideration thereof, the Company, and each of Microwave Visions’ other subsidiaries agreed to pay Microwave Vision a fee determined as of the start of each calendar year based on the projected gross margins of each subsidiary for that year, subject to adjustment at year end based on actual gross margin. In addition, the Company agreed to pay Microwave Vision an additional fee of 1% of its gross sales in consideration of the right to use the name “Microwave Vision” in the Company’s sales and marketing activities. As of March 31, 2012, the fee for the year ending December 31, 2012 has not been determined.

Index

ORBIT/FR, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012
(Amounts in thousands, except share and per share data)

The Company has accrued an estimated fee of $0.3 million for the three months ended March 31, 2012 which represents twenty-five percent of the 2011 MVG fee. For the three month period ended March 31, 2011, the Company had accrued an estimated fee of $0.25 million. The Company recorded approximately $1.2 million in expenses related to the Services Agreement for the year ended December 31, 2011.

11. Segment and Geographic Information

The Company operates exclusively in one industry segment, the business of developing, marketing and supporting sophisticated automated microwave test and measurement systems. In addition to its principal operations and markets in the United States, the Company conducts sales, customer support and service operations in other geographic locations in Europe, Asia and North America. The following table represents financial information by geographic region for the three months ended March 31, 2012 and 2011. The following table is exclusive of intercompany transactions within the Company.

Three months ended March 31, 2012	North America	Europe	Asia	Total

Contract revenues	$1,936	$3,377	$2,391	$7,704
Cost of revenues	1,492	2,447	1,795	5,734
Gross profit	$444	$930	$596	$1,970

Three months ended March 31, 2011	North America	Europe	Asia	Total

Contract revenues	$2,726	$1,999	$2,592	$7,317
Cost of revenues	2,623	1,526	1,827	5,976
Gross profit	$103	$473	$765	$1,341

In the table above "North America" includes all of the Company’s United States operations, and "Europe" includes the Company’s subsidiaries in Germany and Israel.

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain information contained in this Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder), including, without limitation, statements as to the Company's financial condition, results of operations and liquidity and capital resources and statements as to management's beliefs, expectations or options. Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements. Certain of these risks, uncertainties and other factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission including in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

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

Foreign Currency Transactions

The Company records transactions in connection with foreign currency including invoices received, collected, issued or paid at the exchange rate in effect at the date of the transaction. Receivables, payables and other balance sheets accounts denominated in foreign currency are re-measured at each balance sheet date. The differences resulting from unrealized changes in foreign exchange rates are recorded as foreign exchange gains or losses which are included as a component of “Other income (loss), net” on the consolidated statement of operations. Also, when a transaction is settled (collected or paid) within an accounting period, a realized foreign exchange gain or loss is recorded based on the rate in effect at the date of settlement and the previous carrying amount of the receivable or payable. The Company occasionally enters into forward exchange currency contracts and their carrying amount is also measured at each balance sheet date. The change in carrying amount is also recorded as a foreign exchange gain or loss.

Index

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three Months Ended

	March 31,

	2012	2011
	(Unaudited)
Revenues	100.0%	100.0%
Gross profit	25.6	18.3
General and administrative	9.0	10.2
Sales and marketing	8.9	9.8
Research and development	5.9	3.7
Microwave Vision Group corporate expenses	3.9	3.4
Operating (loss)	(2.1)	(8.8)
(Loss) before income taxes	(3.0)	(9.4)
Net (loss)	(3.8)	(7.1)

Three months ended March 31, 2012 compared to three months ended March 31, 2011.

Revenues. Revenues for the three months ended March 31, 2012 were approximately $7.7 million compared to approximately $7.3million for the three months ended March 31, 2011, representing an increase of approximately $0.4 million. Revenues from the wireless, automotive and satellite markets increased approximately $1.3 million, $0.2 million and $0.1million respectively; while revenues from the defense market and the university markets decreased $0.7 million and $0.5 million respectively reflecting decreased business in those markets. Geographically, revenues from Asia increased $0.9 million. North America revenues decreased approximately $3.0 million and European revenues remained unchanged.

Cost of revenues.  Cost of revenues for the three months ended March 31, 2012 was approximately $5.7 million, compared to $6.0 million for the for the three months ended March 31, 2011. Gross profit increased to 25.6% of revenues for the three months ended March 31, 2012 from 18.3% for the three months ended March 31, 2011. The increase of the gross profit percentage of the North American business from 3.8% in the quarter ended March 31, 2011 to 22.9% for the quarter ended March 31, 2012 was due to the completion in 2011of contracts in that had costs in excess of previous estimates which resulted in reduction to gross margin. An increase in the gross margin percentage of the European business from 23.7% in the quarter ended March 31, 2011 to 27.5% in the quarter ended March 31, 2012 is the result of contract mix as work progresses on higher gross margin contracts in the current quarter ended March 31, 2012 than in the same quarter ended 2011. A gross margin percentage decrease in the Asian business from 29.5% in the quarter ended March 31, 2011 to 24.9% in the quarter ended March 31, 2012 reflects contract mix as work has begun on Asian business that has a lower gross margin in the quarter ended March 31, 2012 than the gross margin for the same period in 2011.

Index

General and administrative expense. General and administrative expenses, exclusive of the charges from Microwave Vision Group, SA (“Microwave Vision” or “MVG”) were $0.7 million for the three month periods ended March 31, 2012 and 2011, respectively. As a percentage of revenues, the general and administrative expenses decreased to 9.0% for the three months ended March 31, 2012 from 10.2% for the three months ended March 31, 2011, reflecting increased sales volume in the current three month period ended versus the year ago quarter. There was no material changes in the individual components of general and administrative expense in the quarter ended March 31, 2012 versus the quarter ended March 31, 2011.

Sales and marketing expense. Sales and marketing expense, exclusive of the charges from MVG, for the three month periods ended March 31, 2012 and March 31, 2011 were $0.7 million. As a percentage of revenues, sales and marketing expenses decreased to 8.9% for the three months ended March 31, 2012, from 9.8% for the three months ended March 31, 2011 reflecting increased sales volume in the current quarter. There was no material changes in the individual components of general and administrative expense in the quarter ended March 31, 2012 versus the quarter ended March 31, 2011.

Sales, marketing general and administrative-Microwave Vision Group. The preliminary performance fee for the year ending December 31, 2012 has not yet been determined as of March 31, 2012. The Company has accrued an estimated fee of $0.3 million for the three months ended March 31, 2012 which represents twenty-five percent of the 2011 MVG fee. The preliminary MVG fee may be subject to adjustment before the year end and will be adjusted at December 31, 2012 based upon the actual gross margin of each MVG subsidiary at year-end. The Company had accrued an estimated fee of $0.25 million for the three month period ended March 31, 2011. The Company recorded approximately $1.2 million in expenses related to the Services Agreement for the year ended December 31, 2011.

Research and development expense. Research and development expenses for the three months ended March 31, 2012 and 2011 were $0.5 million and $0.3 million, respectively. As a percentage of revenues, research and development expense increased to 5.9% for the three months ended March 31, 2012 from 3.9% for the three month period ended March 31, 2011. The increase primarily reflects increased activity in absorber technology and research and development personnel returning to their normal duties after having been used to meet contract deliveries.

Other (loss), net. Other (loss), net, for the three months ended March 31, 2012 was approximately $0.1 million compared to other (loss), net of $0.2 million for the three months ended March 31, 2011. The Company’s other (loss), net in 2012 results from bank charges and foreign currency exchange losses attributable to the Company’s expenses payable in Euros which include the invoices billed to the Company by Microwave Vision under the Services Agreement, since the value of the Euro increased 2.9% in the quarter from its value at December 31, 2011. Other (loss), net for the three months ended March 31, 2011 was primarily due to foreign currency exchange losses attributable to the Company’s expenses payable in Euros which include the invoices billed to the Company by Microwave Vision under the Services Agreement, since the value of the Euro increased 6% in the quarter from its value at December 31, 2010.

Index

Income taxes.   For the three months ended March 31, 2012 the Company recorded income tax expense of approximately $0.1 million resulting from the operating income in the current period of our Israeli and German subsidiaries. The U.S. tax benefit due to the 2012 U.S. operating losses of the Company in the three months ended March 31, 2012 was not recorded due to management’s current estimate that the benefit would not be utilized this year. The Company had recorded an income tax benefit of approximately $0.4 million for the three months ended March 31, 2011 relating to the operating loss incurred by the Company and management’s estimate that the benefit would be utilized in 2011. That tax benefit realized by the Company’s operating loss in the three month period ended March 31, 2011 was partially offset by tax expense of the Israeli subsidiary resulting from the reduction of their deferred tax assets reflecting the reduction of Israel’s corporate tax rate.

 Other comprehensive income-foreign currency translation adjustment. The Company recorded other comprehensive loss-foreign currency translation adjustment of $0.1 million for the three months ended March 31, 2012 and March 31, 2011, respectively. The comprehensive loss is the result of the Euro exchange rate to the U.S. dollar increasing in both periods.

Liquidity and Capital Resources

The Company has satisfied its working capital requirements from cash reserves and the use of its lines of credit. Net cash used by operating activities during the three months ended March 31, 2012 was approximately $1.7 million compared to cash provided by operations of $2.3 million during the three month ended March 31, 2011. The decrease of accounts receivable of approximately $1.8 million and the decrease of income tax refunds receivable of  $0.4 were the most significant sources of cash for the three months ended March 31, 2012. The reduction of billings in excess of costs and estimated earnings on uncompleted contracts of $2.2 million, the increase of other current assets of $0.5 million and the reduction of accounts payable and accrued expenses of $0.4 million were the most significant uses of cash for the three months ended March 31, 2012.

Net cash used in investing activities for the purchase of property and equipment was $0.2 million for the three months period ended March 31, 2012

The Company used cash reserves to repay amounts outstanding under its $2.25 million Revolving Demand Note bank facility of $0.5 million under its $2.25 million Revolving Demand Note bank facility. However, the Company then used proceeds of $0.2 million from its credit facility to help meet its working capital requirements.

The revolving line of credit agreement requires an annual “clean-up” period of 30 days where no loans under the line may be outstanding. The Company has met this requirement in the quarter ended March 31, 2012

The Company has exposure primarily to Euro and shekel currency fluctuations in connection with foreign currency invoices received, collected, issued or paid as a result of certain contracts. Amounts owed to or due from MVG under the services agreement is in foreign currency, primarily the Euro. When selling to customers in countries with less stable currencies, the Company bills in U.S. dollars. For the three months ended March 31, 2012 approximately 48% of the Company's revenues were billed in U.S. dollars. This decrease in revenues billed predominately in U.S. dollars as of March 31, 2012 reflects an increase in business of the Israeli and German subsidiaries, including a contract mix that has a higher number of non-U.S. dollar contracts, and the reduction of domestic business. The majority of the costs of the Company’s contracts had been from U.S. dollar denominated transactions. However, as domestic business has decreased, the Company’s costs on contracts have been in currencies other than U.S. dollars, predominately Euros  by the German subsidiary and shekels  by the Israeli subsidiary.

Index

Inflation and Seasonality

The Company does not believe that inflation or seasonality has had a significant effect on the Company's operations to date.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, these controls and procedures were effective.

(b)	Changes in Internal Over Financial Reportion

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not currently subject to any material legal proceedings and is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company's business, operating results, or financial condition.

Item 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 which could materially affect our business, financial condition or future results of operations.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2011 may not be the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.

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

Orbit/FR, Inc.

Date: May 21, 2012	/s/ Per Iversen
President and Chief Executive Officer